Form 10-Q
period 2011-06-30
USMD Holdings, Inc.
filed 2011-09-08
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-171386

USMD Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2866866
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6333 North State Highway 161, Suite 200 Irving, Texas	75038
(Address of principal executive offices)	(zip code)

(214) 493-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The registrant had 39,100 shares of common stock outstanding as of September 6, 2011.

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):	1
	Explanatory Note	1
	Unaudited Financial Statements of USMD Holdings, Inc.
	Supplemental Information: Unaudited Financial Statements of USMD Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	22
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 6.	Exhibits	23

Signatures		24

Item 1.	Financial Statements

Explanatory Note:

USMD Holdings, Inc. (“Holdings”) is a Delaware corporation formed to facilitate the business combination of USMD Inc. (“USMD”), UANT Ventures, L.L.P. (“Ventures”) and Urology Associates of North Texas, L.L.P. (“UANT”). Holdings, USMD, Ventures and UANT entered into a Contribution and Purchase Agreement dated August 19, 2010 pursuant to which the shareholders of USMD will contribute all of their common stock in USMD to Holdings, and Ventures will contribute all of its assets, which at the time of the contribution will include all of the equity interests in UANT, to Holdings (the “Contribution”). Holdings described the Contribution in its Form S-4 registration statement filed with the Securities and Exchange Commission, which became effective July 25, 2011. On August 23, 2011, the shareholders of USMD and the partners of UANT and Ventures voted on and approved the Contribution and Purchase Agreement. Holdings expects to close the Contribution in late 2011. Through June 30, 2011, Holdings has no operations and no assets, liabilities, equity or cash flows. As such, except for certain footnote disclosures, there is no financial statement activity for Holdings and except for those footnotes, Holdings has not presented financial statements in this Quarterly Report on Form 10-Q. Holdings is presenting as supplemental financial information the unaudited condensed consolidated financial statements of USMD, the predecessor entity that will be the accounting acquirer in the event the Contribution transaction is consummated.

USMD HOLDINGS, INC.

Notes to Condensed Financial Statements

June 30, 2011

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

USMD Holdings, Inc. (“Holdings”) is a Delaware corporation formed to facilitate the business combination of USMD Inc. (“USMD”), UANT Ventures, L.L.P. (“Ventures”) and Urology Associates of North Texas, L.L.P. (“UANT”). Holdings, USMD, Ventures and UANT entered into a Contribution and Purchase Agreement dated August 19, 2010 pursuant to which the shareholders of USMD will contribute all of their common stock in USMD to Holdings, and Ventures will contribute all of its assets, which at the time of the contribution will include all of the equity interests in UANT, to Holdings (the “Contribution”). Holdings described the Contribution in its Form S-4 registration statement filed with the Securities and Exchange Commission, which became effective July 25, 2011. Through June 30, 2011, Holdings has no operations and no assets, liabilities, equity or cash flows.

Except for the exclusion of financial statements for which there was no activity and no balances, the unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although Holdings believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements reflect all adjustments that, in the opinion of Holdings management, are necessary for fair presentation of the condensed financial statements. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in Holding’s Form S-4 registration statement filed with the SEC. There have been no significant changes in the information reported in those notes, other than from normal business activities and as discussed herein.

Note 2 – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The FASB’s primary objective was to collaborate with the International Accounting Standards Board to develop common requirements for measuring fair value and disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. ASU 2011-04 (i) expands and enhances disclosures about fair value measurements and (ii) clarifies the FASB’s intent about the application of existing fair value measurement requirements in certain circumstances. Public companies are required to adopt the provisions of ASU 2011-04 on a prospective basis during interim and annual periods beginning after December 15, 2011. Early adoption of the amended accounting guidance is not permitted. Holdings continues to review ASU 2011-04; however, Holdings does not believe that adoption will have a material impact on its consolidated financial statements or the notes thereto.

In July 2011, the FASB issued ASU No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). In accordance with ASU 2011-07, Holdings will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, Holdings’ patient service revenues will be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-07 will require Holdings to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-07 requires retrospective application and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The ASU permits early adoption. The adoption of ASU 2011-07 is not expected to impact Holdings’ financial position, results of operations or cash flows, however, upon adoption and as required by this ASU, Holdings will reclassify the provision for bad debts related to prior period patient service revenue as a deduction from patient service revenue.

Holdings does not believe any other recently issued, not yet effective, accounting standards will have a material effect on its consolidated financial position, results of operations, or cash flows.

USMD HOLDINGS, INC.

Notes to Condensed Financial Statements-(Continued)

June 30, 2011

(Unaudited)

Note 3 – Subsequent Events

Holdings has evaluated subsequent events through the date its financial statements were issued.

Shareholder and Partner Votes

On August 23, 2011, the shareholders of USMD and the partners of UANT and Ventures voted on and approved the Contribution transaction described in Holdings’ Form S-4 registration statement and accompanying prospectus. Holdings expects to close the Contribution in late 2011, subject to the satisfaction of certain closing conditions.

Non-Binding Term Sheet Regarding Issuance and Sale of Convertible Preferred Stock

Holdings and USMD Inc. have executed a non-binding term sheet with an unaffiliated private investment firm (the “Investor”) that contemplates the sale of 60,000 shares of convertible preferred stock of Holdings at a price of $1,000 per share, representing a total purchase price of $60.0 million. The transaction is subject to the completion of Investor due diligence and the negotiation of definitive agreements; therefore, management cannot predict the likelihood of its consummation. The non-binding term sheet does not set forth an actual conversion rate of the preferred stock but rather an expectation that the preferred stock would convert into approximately one-third of the common stock of Holdings. The exact conversion rate and all other terms of the convertible preferred stock financing will depend upon the completion of due diligence and the negotiation of definitive agreements with the Investor. However, should the preferred stock financing be consummated without material changes from the terms set forth in the non-binding term sheet, Holdings estimates that the 60,000 shares of convertible preferred stock would be convertible into an aggregate of approximately 5,021,000 shares of common stock (representing a conversion rate of 83.68 shares of common stock for each share of convertible preferred stock). Under these terms, upon issuance of the convertible preferred stock, Holdings would record $60.0 million of convertible preferred stock equity and a beneficial conversion discount of $11.1 million equal to the estimated intrinsic value of the conversion option.

Issuance of Restricted Common Shares

In July 2011, Holdings initiated an employee stock grant program in accordance with the Holdings’ 2010 Equity Compensation Plan. Under this stock grant program, Holdings offered 100 restricted shares of its common stock to each of 416 employees of USMD, UANT and Ventures. Until restrictions lapse, the shares cannot be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily and are subject to forfeiture upon termination of employment. Restrictions lapse upon the earlier of the completion of the Contribution described in Holdings’ Form S-4 registration statement or the second anniversary date of the award.

In the third quarter of 2011, Holdings expects to record stock compensation expense of approximately $0.6 million representing the fair value of the restricted shares based on the fair value of Holdings as calculated in the fairness opinion rendered February 11, 2011 and as discussed in Holding’s Form S-4 registration statement. The fairness opinion contemplates the successful completion of the Contribution as described in the Form S-4 and accompanying prospectus. If the Contribution does not close or otherwise fails to occur, the estimated fair value of the restricted shares is likely zero. The fairness opinion was prepared based on financial information as of December 31, 2010 and does not take into account any subsequent changes in the results of operations or financial condition of the underlying business entities; however, Holdings does not believe the fair value of the shares has materially changed from that date.

SUPPLEMENTAL FINANCIAL INFORMATION OF USMD INC.

Holdings is presenting as supplemental financial information, the financial statements of USMD, which will be considered the accounting acquirer in the event the Contribution transaction is consummated. Following are the unaudited condensed consolidated financial statements of USMD for the six month interim periods ended June 30, 2011 and 2010.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(in thousands, except share data)
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$7,332	$7,477
Accounts receivable, net of allowance for doubtful accounts of $420 at June 30, 2011 and $393 at December 31, 2010	3,290	2,917
Affiliate accounts receivable	1,080	1,694
Deferred tax assets, current	183	168
Prepaid expenses and other current assets	346	143

Total current assets	12,231	12,399

Property and equipment, net	1,818	2,219
Investments in nonconsolidated affiliates	12,454	11,682
Goodwill	9,804	9,804
Intangible assets, net	325	343
Deferred tax assets, less current portion	686	445

Total assets	$37,318	$36,892

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$167	$404
Accrued payroll	1,553	1,459
Other accrued liabilities	1,686	1,765
Current portion of long-term debt	953	234
Current portion of related party long-term debt	449	429
Current portion of capital lease obligations	230	229

Total current liabilities	5,038	4,520

Long-term debt, less current portion	43	883
Related party long-term debt, less current portion	7,029	7,258
Capital lease obligations, less current portion	943	1,092
Deferred tax liabilities	5,212	5,011

Total liabilities	18,265	18,764

Commitments and contingencies

Equity:
USMD Inc. stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 30,982,196 shares issued and 29,707,912 shares outstanding at June 30, 2011 and December 31, 2010	310	310
Additional paid-in capital	6,825	6,825
Retained earnings	8,685	7,913
Treasury stock at cost, 1,274,284, shares at June 30, 2011 and December 31, 2010	(1,184)	(1,184)

Total USMD Inc. stockholders’ equity	14,636	13,864
Noncontrolling interests in subsidiaries	4,417	4,264

Total equity	19,053	18,128

Total liabilities and equity	$37,318	$36,892

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Management services revenue	$5,792	$5,364	$11,704	$8,655
Lithotripsy revenue	5,603	5,253	10,571	9,620
Net patient service revenue	—	—	—	14,895
Other operating revenue	—	—	—	497

Net operating revenue	11,395	10,617	22,275	33,667

Operating expenses:
Salaries, wages and employee benefits	4,923	5,008	9,689	12,335
Medical supplies and services expense	132	121	200	4,853
Provision for doubtful accounts	(13)	48	29	1,807
Other operating expenses	2,666	1,022	4,445	4,986
Depreciation and amortization	233	300	510	1,405

Total operating expenses	7,941	6,499	14,873	25,386

Income from operations	3,454	4,118	7,402	8,281

Other income (expense):
Interest expense, net	(213)	(218)	(430)	(1,656)
Equity in income of nonconsolidated affiliates	473	369	952	468
Other expense, net	(12)	—	(4)	12,425

Total other income, net	248	151	518	11,237

Income before provision for income taxes	3,702	4,269	7,920	19,518
Provision for income taxes	(279)	(653)	(824)	(5,562)

Net income	3,423	3,616	7,096	13,956
Less: net income attributable to noncontrolling interests	(3,363)	(3,163)	(6,324)	(4,797)

Net income attributable to USMD Inc	$60	$453	$772	$9,159

Earnings per share attributable to USMD Inc.
Basic	$0.00	$0.02	$0.03	$0.31
Diluted	$0.00	$0.02	$0.03	$0.31

Weighted average common shares outstanding
Basic	29,708	29,708	29,708	29,708
Diluted	29,775	29,777	29,775	29,777

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011

(Unaudited – in thousands)

	USMD Inc. Common Stockholders’ Equity
	Common Stock		Additional		Treasury Stock		Total	Noncontrolling
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Shares	Cost	USMD Inc.	Interests in Subsidiaries	Total Equity
Balance at December 31, 2010	30,982	$310	$6,825	$7,913	1,274	$(1,184)	$13,864	$4,264	$18,128
Net income	—	—	—	772	—	—	772	6,324	7,096
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	158	158
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6,329)	(6,329)

Balance at June 30, 2011	30,982	$310	$6,825	$8,685	1,274	$(1,184)	$14,636	$4,417	19,053

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$7,096	$13,956
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	29	1,807
Depreciation and amortization	510	1,405
Gain on deconsolidation of subsidiaries	—	(12,425)
Unrealized loss on interest rate swaps	—	493
Equity in earnings of nonconsolidated affiliates	(952)	(468)
Distributions from nonconsolidated affiliates	431	432
Stock compensation expense	—	601
Impairment of investment in nonconsolidated affiliates	89	—
Deferred income tax provision (benefit)	(55)	4,409
Change in operating assets and liabilities, net of effects of deconsolidation of subsidiaries:
Restricted cash	—	24
Accounts receivable	212	(2,192)
Inventories	—	(82)
Prepaid expenses and other assets	(203)	(127)
Accounts payable	(237)	829
Accrued liabilities	15	(325)

Net cash provided by operating activities	6,935	8,337

Cash flows from investing activities:
Capital expenditures	(91)	(11)
Investments in nonconsolidated affiliates	(340)	—
Decrease in cash due to deconsolidation of subsidiaries	—	(4,790)

Net cash used in investing activities	(431)	(4,801)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(268)	(1,362)
Repayments of related party long-term debt	(210)	(298)
Capital contributions from noncontrolling interests	158	319
Distributions to noncontrolling interests	(6,329)	(5,726)

Net cash used in financing activities	(6,649)	(7,067)

Net decrease in cash and cash equivalents	(145)	(3,531)
Cash and cash equivalents at beginning of year	7,477	7,990

Cash and cash equivalents at end of period	$7,332	$4,459

Supplemental cash flow information:
Cash paid for—
Interest, net of related party	$95	$88
Interest to related parties	342	368
Income tax	1,485	789

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

USMD Inc. and its wholly-owned subsidiaries (“USMD” or the “Company”) comprise a health care management company that provides finance, revenue cycle, centralized business office, clinical, operational and business development services, or a selection of these management services to healthcare providers. USMD owns and operates three healthcare management companies–USMD Hospital Division, USMD Cancer Treatment Center Division and USMD Lithotripsy Division–that were formed principally to establish, invest in or acquire, operate and/or manage acute-care hospitals, cancer treatment centers and lithotripsy service providers.

Effective March 1, 2010, Texas Health Resources (“THR”), a large non-profit health system in North Texas, purchased a 26% limited partnership interest in USMD Hospital at Arlington, L.P. (“USMD Arlington”) from limited partners other than USMD, bringing its partnership interest to 51%. In addition, THR purchased an initial 51% limited partnership interest in USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) from partners other than USMD. USMD’s partnership interests in both hospitals were undiluted. THR also obtained additional governing rights in the amended partnership agreements for the two hospitals. As a result, effective March 1, 2010, USMD determined that it no longer controls these two hospitals and therefore no longer consolidates their assets, liabilities and results of operations. Since USMD does maintain significant influence over these two hospitals, it began using the equity method of accounting effective March 1, 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for fair presentation of the condensed consolidated financial statements. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form S-4 registration statement filed with the SEC. There have been no significant changes in the information reported in those notes, other than from normal business activities and as discussed herein.

Note 2 – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The FASB’s primary objective was to collaborate with the International Accounting Standards Board to develop common requirements for measuring fair value and disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. ASU 2011-04 (i) expands and enhances disclosures about fair value measurements and (ii) clarifies the FASB’s intent about the application of existing fair value measurement requirements in certain circumstances. Public companies are required to adopt the provisions of ASU 2011-04 on a prospective basis during interim and annual periods beginning after December 15, 2011. Early adoption of the amended accounting guidance is not permitted. USMD continues to review ASU 2011-04; however, the Company does not believe that adoption will have a material impact on its consolidated financial statements or the notes thereto.

USMD does not believe any other recently issued, not yet effective, accounting standards will have a material effect on its consolidated financial position, results of operations, or cash flows.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

Note 3 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

USMD Arlington	$6,271	5.000%	$6,162	5.000%

USMD Fort Worth	5,827	20.024%	5,286	20.024%

Other	356	4%-34%	193	4%-40%

	$12,454		$11,641

In March 2011, the Company terminated its investment in and management agreement with a New York radiation oncology center and recorded an impairment charge of $48,000 to reduce its carrying value in the facility value to zero, its estimated fair value. During the second quarter of 2011, the Company concluded that its cost method investment in a lithotripsy service provider was impaired and the Company recorded an impairment charge of $41,000 to reduce its investment to zero, its estimated fair value. These impairments are included in other expense, net on the consolidated statement of operations.

In June 2011, the Company invested $340,000 in a radiation oncology center in Monterrey, Mexico. Because the Company has the ability to exercise significant influence over the management and operations of the investee, the Company accounts for the investment under the equity method of accounting.

The net carrying value of investments accounted for under the cost method was $-0- at June 30, 2011 and $41,000 at December 31, 2010.

Note 4 – Long-Term Debt

On January 10, 2011, the Company executed a $1.0 million line of credit agreement with Chase Bank. The line of credit matured on July 1, 2011.

Interest expense consists of the following (in thousands):

	Six Months Ended June 30,
	2011	2010

Debt interest and commitment fees	$433	$1,175

Unrealized loss on changes in fair value of interest rate swaps	—	493

Interest income	(3)	(12)

Total interest expense, net	$430	$1,656

Note 5 – Interest Rate Swaps

Changes in the fair value of interest rate swaps held by the Company that qualify as cash flow hedges are included in other comprehensive income (loss) and reclassified into earnings in the period in which the hedged transaction affects earnings. Changes in the fair value of interest rate swaps held by the Company that do not qualify as part of a hedging relationship are recorded in current period earnings. The Company’s policy is to not hold or issue swaps or derivatives for trading purposes.

At June 30, 2011 and December 31, 2010, the Company is not party to any interest rate swaps.

Interest Rate Swaps Not Designated as Hedging Instruments

In order to limit the variability of interest payments caused by changes in the London Inter-Bank Offered Rate (“LIBOR”), USMD Arlington and USMD Fort Worth were party to five interest rate swaps intended to convert certain of their long-term debt variable interest rates to fixed rates. Prior to deconsolidation of these hospitals, for the two months ended February 28, 2010, the Company recorded an unrealized loss of $0.5 million on the changes in fair value of the interest rate swaps.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

Interest Rate Swaps Designated as Cash Flow Hedges

USMD Fort Worth is party to an interest rate swap as a cash flow hedge of future interest payments on $12,970,000 of its long-term debt. The swap was designated as a cash flow hedge under GAAP and effectively converts a LIBOR-based variable rate to a synthetic fixed rate of 5.23%. Effective March 1, 2010, in conjunction with deconsolidation of the hospitals, the Company eliminated the swap from its records and reversed the total accumulated other comprehensive loss of $245,000, inclusive of a 2010 year to date unrealized loss of $22,000.

Note 6 – Fair Value Measurements

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

The Company measures its nonfinancial assets including property and equipment, goodwill, other intangible assets and investments in nonconsolidated affiliates at fair value on a nonrecurring basis and the assets are subject to fair value adjustment in certain circumstances. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets.

On March 1, 2010, in connection with deconsolidation of USMD Arlington and USMD Fort Worth, the Company recorded the investments in these hospitals at their estimated fair market value based on a valuation of the Company’s business units and partnership interests. The valuation primarily relied on an income approach – discounted cash flow analysis and included assumptions for discount rates, cash flow projections, growth rates and terminal values. The valuation is a Level 3 fair value measurement under the fair value hierarchy.

During 2011, the Company impaired two of its investments in nonconsolidated affiliates. Level 3 inputs were used in the fair value assessments.

Fair Value of Other Financial Instruments

Other financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt. The carrying value and estimated fair value of the Company’s other financial instruments that do not approximate fair value due to their short-term or variable-rate nature are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
USMD Inc. subordinated notes payable	$731	749	$731	$776
USMD Lithotripsy Division subordinated notes payable	7,477	9,829	7,687	9,672
Lithotripsy partnerships notes payable	121	125	179	184
Capital lease obligations	1,173	1,173	1,321	1,321

The Company determines the fair value of its long-term debt using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt. Carrying value of the capital lease obligations approximates fair value due to recent lease inception. Quoted market prices are not available for the Company’s long-term debt.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

Note 7 – Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding and diluted earnings per share is based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share and the computation of basic and diluted earnings per share attributable to USMD (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net earnings attributable to USMD Inc	$60	$453	$772	$9,159

Denominator:
Weighted-average common shares outstanding	29,708	29,708	29,708	29,708
Effect of potentially dilutive securities:
Stock options	67	69	67	69

Weighted-average common shares outstanding assuming dilution	29,775	29,777	29,775	29,777

Earnings per share attributable to USMD Inc.
Basic	$0.00	$0.02	$0.03	$0.31
Diluted	$0.00	$0.02	$0.03	$0.31

At June 30, 2011 and 2010, the computation of dilutive shares excludes 469,384 stock options with a weighted-average exercise price of $3.00 per share because the exercise price of these outstanding options was greater than the average estimated market price of USMD’s common shares and, therefore, was anti-dilutive to the computation.

Note 8 – Commitments and Contingencies

Financial Guarantees

As of June 30, 2011, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could potentially be required to make maximum aggregate payments totaling $6.0 million. The guarantees provide for recourse against the investee; however, if the Company is required to perform under the guarantee, recovery of any amount would be unlikely. The remaining terms of these guarantees range from two to 62 months. The Company records a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as the Company believes it is not probable that the Company will have to perform under these agreements.

Commitment to Enter into a Businesses Combination

In April 2010, the Company’s Board of Directors approved in principle a transaction pursuant to which the Company will combine its business with UANT Ventures, LLP (“Ventures”) and Urology Associates of North Texas, LLP (“UANT”). The Company’s Board of Directors includes three UANT and Ventures shareholders. Of these three, the Company’s CEO and Board chairman is the managing partner of UANT and Ventures. Pursuant to this transaction, the shareholders of the Company will contribute all of their equity interests in the Company to a newly formed Delaware corporation named USMD Holdings, Inc. (“Holdings”) in return for shares of common stock of Holdings. Contemporaneous with this contribution, UANT and Ventures will contribute their businesses to Holdings in return for shares of common stock of Holdings and a subordinated note payable issued by Holdings. A definitive agreement regarding this transaction was executed in August 2010 and was approved by the shareholders of USMD and the partners of UANT on August 23, 2011. The transaction is expected to close in late 2011, subject to the satisfaction of certain closing conditions.

Non-Binding Letter of Intent to Sell Investment

On May 16, 2011, USMD Cancer Treatment Centers, L.L.C. entered into a non-binding letter of intent to sell the assets of Willowbrook Cancer Center, L.L.C. (excluding cash and accounts receivable) to a third party and to terminate its existing management and facility contracts related to Willowbrook Cancer Center L.L.C. The parties have negotiated definitive documents,

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011

(Unaudited)

but the transaction remains subject to the completion of due diligence, the execution and delivery of the definitive agreements and the approval of the governing boards of the respective parties. If the transaction is consummated, it is estimated that the closing will occur on or about October 1, 2011.

Non-Binding Term Sheet Regarding Issuance and Sale of Convertible Preferred Stock

Holdings and the Company have executed a non-binding term sheet with an unaffiliated private investment firm that contemplates the sale of 60,000 shares of convertible preferred stock of Holdings at a price of $1,000 per share, representing a total purchase price of $60.0 million. The transaction is subject to the completion of due diligence and the negotiation of definitive agreements; therefore, management cannot predict the likelihood of its consummation. The non-binding term sheet does not set forth an actual conversion rate of the preferred stock but rather an expectation that the preferred stock would convert into approximately one-third of the common stock of Holdings. The exact conversion rate and all other terms of the convertible preferred stock financing will depend upon the completion of due diligence and the negotiation of definitive agreements with the private investment firm. However, should the preferred stock financing be consummated without material changes from the terms set forth in the non-binding term sheet, Holdings estimates that the 60,000 shares of convertible preferred stock would be convertible into an aggregate of approximately 5,021,000 shares of common stock (representing a conversion rate of 83.68 shares of common stock for each share of convertible preferred stock). Under these terms, upon issuance of the convertible preferred stock, Holdings would record $60.0 million of convertible preferred stock equity and a beneficial conversion discount of $11.1 million equal to the estimated intrinsic value of the conversion option.

Note 9 – Subsequent Events

The Company evaluated its financial statements for subsequent events through September 8, 2011, the date the financial statements were available to be issued.

Issuance of Stock Options

Effective September 1, 2011, pursuant to the Company’s 2007 Long Term Incentive Plan, the Company granted a newly hired executive employee options to purchase 1,050,000 shares of the Company’s common stock at an exercise price of $3.00. The exercise price is equal to or in excess of the estimated fair value of the Company’s common stock on the date of grant. Options expire eight years from the grant date. These options will vest at a rate of 210,000 per calendar year, with the first vesting date to occur on September 1, 2011 and successive vesting dates to occur on January 1 of the succeeding four years. The Company expects to incur $0.6 million and $0.3 million of stock compensation expense for the remainder of 2011 and each of the three succeeding years, respectively, related to this issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains, and from time to time management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent management’s current expectations regarding future events, many of which, by their nature, are inherently uncertain and outside its control. The forward-looking statements contained in this Quarterly Report are based on information as of the date of this quarterly report. Many of these forward-looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on Holdings’ business, future operating results and liquidity. Whenever possible, Holdings identifies these statements by using words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, for future-tense or conditional constructions (“will,” “may,” “should,” “could,” etc.). Holdings cautions you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and Holdings actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Holdings assumes no obligation to update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law. Many factors that could cause actual results to differ from those in the forward-looking statements including, among others, those discussed under “Risk Factors,” in Holdings’ Form S-4 registration statement and those described elsewhere in this Quarterly Report on Form 10-Q and from time to time in Holdings’ future reports filed with the Securities and Exchange Commission.

Executive Overview

Holdings is a Delaware corporation formed to facilitate the business combination of USMD, Ventures and UANT. Holdings, USMD, Ventures and UANT entered into a Contribution and Purchase Agreement dated August 19, 2010 pursuant to which the shareholders of USMD will contribute all of their common stock in USMD to Holdings, and Ventures will contribute all of its assets, which at the time of the contribution will include all of the equity interests in UANT, to Holdings (the “Contribution”). Holdings described the Contribution in its Form S-4 registration statement filed with the Securities and Exchange Commission, which became effective July 25, 2011. On August 23, 2011, the shareholders of USMD and the partners of UANT and Ventures voted on and approved the Contribution and Purchase Agreement. Holdings expects the Contribution to close in late 2011. Through June 30, 2011, Holdings has no operations and no assets, liabilities, equity or cash flows. As such, except for certain forward-looking discussions, Holdings has not presented significant discussions of its results of operations or liquidity and capital resources in this Form 10-Q. Holdings has presented as supplemental financial information the management’s discussion and analysis of financial condition and results of operations of USMD Inc., the predecessor entity that will be considered the accounting acquirer in the event the Contribution transaction is consummated.

Holdings intends to continue to own and operate the businesses that are currently owned and operated by USMD, UANT and Ventures. The growth and success of Holdings in the near term largely depends on Holdings’ ability to

i)	successfully close the Contribution;

ii)	increase the number of patients served by its subsidiaries and the health care providers it manages;

iii)	successfully open new facilities or expand existing facilities;

iv)	successfully integrate its acquired and/or managed facilities into existing operations; and

v)	maintain productive relationships with physician and hospital partners.

In addition, Holdings hopes to vertically expand its business in the North Texas service area by developing or acquiring complementary physician group practices and ancillary healthcare service providers. Holdings hopes to horizontally expand its business in other strategic service areas by developing strategic alliances with large integrated urology practices and expanding the medical service lines of those medical groups in those service areas. Holdings believes that the opportunity to execute its business combination with USMD, UANT and Ventures and to develop or acquire targeted physician group practices and ancillary healthcare service providers will place it in a position to achieve its goal of becoming a regional or national integrated urology health services company.

Key Developments

•

On May 23, 2011, Holdings and USMD executed a non-binding term sheet with an unaffiliated private investment firm (“Investor”) that contemplates the sale of 60,000 shares of convertible preferred stock of Holdings to the Investor at a price of

$1,000 per share, representing a total purchase price of $60.0 million. The transaction is subject to, among other closing conditions, completion of the Investor’s due diligence and negotiation of definitive agreements; therefore, Holdings cannot predict the likelihood of its consummation at this time. It is contemplated that the holders of the preferred stock would be entitled to receive quarterly dividends, would be senior to the common stock in right of liquidation, would be convertible into approximately 1/3 of the outstanding common stock of Holdings as of the closing date, would have the right to veto material corporate actions and would be entitled to elect representatives to the Holdings board of directors.

The non-binding term sheet does not set forth an actual conversion rate of the preferred stock but rather an expectation that the preferred stock would convert into approximately one-third of the common stock of Holdings. The exact conversion rate and all other terms of the convertible preferred stock financing will depend upon the completion of due diligence and the negotiation of definitive agreements with the Investor. However, should the preferred stock financing be consummated without material changes from the terms contemplated by the non-binding term sheet, Holdings estimates that the 60,000 shares of convertible preferred stock would be convertible into an aggregate of approximately 5,021,000 shares of common stock (representing a conversion rate of 83.68 shares of common stock for each share of convertible preferred stock). Under these terms, upon issuance of the convertible preferred stock, Holdings would record $60.0 million of convertible preferred stock equity and a beneficial conversion discount of $11.1 million equal to the estimated intrinsic value of the conversion option.

Results of Operations

As of June 30, 2011 and for the three and six month periods ending June 30, 2011 and 2010, Holdings had no operations, revenues or expenses.

Liquidity and Capital Resources

As of June 30, 2011 and for the three and six month periods ending June 30, 2011 and 2010, Holdings had no cash flows.

Holdings expects to utilize cash flows from the operations of its subsidiaries to fund operations and meet principal and interest payment obligations, including the $30 million subordinated debt to be issued in connection with the Contribution.

Part of Holdings’ overall business strategy is to make strategic acquisitions of complementary healthcare facilities and physician practice groups and Holdings may rely heavily on financing in order to fulfill this strategy. To the extent Holdings is unable to secure the necessary acquisition financing, it may be hampered or delayed in its ability to acquire such entities and, thus, may be unable to fulfill timely its acquisition strategy.

Holdings will consider restructuring and consolidating existing subsidiary credit facilities.

Supplemental USMD Management’s Discussion and Analysis of Financial Condition and Results of Operations

Holdings is presenting supplemental management’s discussion and analysis of financial condition and results of operations of USMD (“USMD MD&A”), the predecessor entity that will be considered the accounting acquirer in the event the Contribution transaction is consummated. Following is the USMD MD&A for the three- and six-month interim periods ended June 30, 2011 and 2010.

Supplemental Executive Overview of USMD

USMD provides finance, revenue cycle, centralized business office, clinical, operational and business development services or a selection of these management services to healthcare providers. USMD owns and operates three healthcare management companies – USMD Hospital Division, USMD Cancer Treatment Center Division (“USMD CTC Division”) and USMD Lithotripsy Division – formed principally to establish, acquire, operate and/or manage acute-care hospitals, cancer treatment centers and lithotripsy service providers. USMD’s revenues are comprised of management services revenue received from contracts to manage certain health care providers and revenue of consolidated lithotripsy partnerships. In addition, USMD generates income from equity in income of nonconsolidated affiliates that results from the allocation to USMD of its proportionate share of income of its nonconsolidated affiliates.

•

USMD Hospital Division is a healthcare management services company that has partnership interests of 5% and 20% in hospitals located in Arlington and Fort Worth, Texas, respectively. USMD beneficially owns 100% of the general partners of both of these hospitals and manages the hospital operations pursuant to long-term contractual management agreements.

USMD Hospital at Arlington, L.P. (“USMD Arlington”) owns and operates an acute care hospital that has 34 inpatient licensed beds. Its surgery unit is comprised of 18 day surgery beds, two procedure rooms and nine operating rooms. USMD Arlington performs inpatient and outpatient surgeries in a variety of specialties that include urology, neurosurgery, general surgery, gynecology, podiatry, plastic surgery, pain management and orthopedics. Other services include an in-house laboratory, diagnostic radiology, computed tomography, magnetic resonance imaging, nuclear medicine and ultrasound. The hospital also has an emergency department. USMD is the general partner of USMD Arlington. On March 1, 2010, Texas Health Resources (“THR”), a large non-profit healthcare delivery system in North Texas, increased its limited partnership interest in USMD Arlington to 51% and obtained additional governing rights in the amended partnership agreement. As a result, effective March 1, 2010, USMD no longer controls the hospital and therefore no longer consolidates its assets, liabilities and results of operations. Since USMD does maintain significant influence over USMD Arlington, it began accounting for the hospital using the equity method of accounting effective March 1, 2010.

USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) owns and operates an acute care hospital that opened in March 2008 and has six operating rooms and eight licensed inpatient beds. USMD Fort Worth performs inpatient and outpatient surgeries in a variety of specialties that include urology, ENT, general surgery, gynecology, podiatry, plastic surgery, oral surgery, and orthopedics. Other services include an in-house laboratory, diagnostic radiology, computed tomography scans and ultrasound. USMD is the general partner of USMD Fort Worth. On March 1, 2010, THR purchased a 51% limited partnership interest in USMD Fort Worth and obtained additional governing rights in the amended partnership agreement. As a result, effective March 1, 2010, USMD no longer controls the hospital and therefore no longer consolidates its assets, liabilities and results of operations. Since USMD does maintain significant influence over USMD Fort Worth, it began accounting for the hospital using the equity method of accounting effective March 1, 2010.

•

USMD CTC Division is a healthcare management services company formed to develop, invest in, operate and/or manage cancer treatment centers providing radiotherapy solutions to advance cancer care. USMD CTC Division currently has a limited ownership interest in Willowbrook Cancer Center, L.L.C. (“Willowbrook”), a cancer treatment center in Houston, Texas. In addition, at June 30, 2011 USMD CTC Division had seven contractual agreements under which USMD CTC Division provided management services to nine cancer treatment centers located in Texas, Florida, Missouri and Arizona. Due to its 30% limited ownership interest, USMD accounts for its investment in Willowbrook under the equity method of accounting.

•

USMD Lithotripsy Division is a healthcare management services company formed to establish, invest in or acquire, operate and/or manage joint venture entities that provide lithotripsy services to hospitals, ambulatory surgery centers, and/or physician offices. As of June 30, 2011 USMD Lithotripsy Division provided management services to one lithotripsy service provider, had a limited partnership interest in but did not manage the operations of another lithotripsy service provider, and served as the general partner, managing member or limited partner in 20 other active lithotripsy service providers, primarily located in the South Central United States. The balance sheets and results of operations of the entities for which USMD served as the general partner are included in USMD’s consolidated financial statements.

Sources of Revenue

Subsequent to deconsolidation of USMD Arlington and USMD Fort Worth effective March 1, 2010, USMD Hospital Division primarily generates revenue from management services provided by USMD to USMD Arlington and USMD Fort Worth. Management fees are based on a percentage of each hospital’s adjusted net patient revenues, i.e., net patient service revenues and medical office building base rent minus bad debt expense. Hospital net patient service revenue depends on a variety of factors, such as surgical case volume, the case mix or intensity of utilization of services and the mix of third-party payer sources. USMD Hospital Division provides the hospitals with management, information technology and revenue cycle staff and the hospitals pay USMD Hospital Division for the labor costs associated with staffing these functions. Billings for these services are included in management services revenue.

USMD CTC Division primarily earns revenue through the provision of broad-based management services to cancer treatment centers. In addition, USMD CTC Division recognizes revenue that represents payment for certain operating expenses such as operations and revenue cycle staffing.

USMD Lithotripsy Division primarily generates revenue through the provision of lithotripsy services to hospitals in nine states. Under these arrangements, USMD provides these lithotripsy services to its hospital, ambulatory surgery center and physician office clients based on a contracted fee-for-service arrangement. USMD Lithotripsy Division also recognizes revenue that represents payments for certain operating expenses such as operations and revenue cycle staffing.

Key Developments

•

Effective March 1, 2010, THR purchased a 26% limited partnership interest in USMD Arlington from limited partners other than USMD, bringing its partnership interest to 51%. In addition, THR purchased an initial 51% limited partnership interest in USMD Fort Worth from partners other than USMD. USMD’s partnership interests in both hospitals were undiluted. THR also obtained additional governing rights in the amended partnership agreements for the two hospitals. As a result, effective March 1, 2010, USMD determined that it no longer controls these two hospitals and therefore no longer consolidates their assets, liabilities and results of operations. Since USMD does maintain significant influence over these two hospitals, it began using the equity method of accounting effective March 1, 2010.

•

As a result of THR’s increased ownership in USMD Arlington and USMD Fort Worth, these hospitals began to utilize managed care contracts negotiated by THR with a phase-in period from April 2010 to June 2010. The new managed care contracts have resulted in substantially higher reimbursement rates for patient services, resulting in higher net patient service revenue for both hospitals and favorably impacting associated USMD management fee revenue.

•

On August 19, 2010, USMD, UANT Ventures, L.L.P. (“Ventures”) and Urology Associates of North Texas, L.L.P. (“UANT”) entered into a Contribution and Purchase Agreement, pursuant to which the shareholders of USMD will contribute all of their equity interests in USMD, and Ventures will contribute all of its assets, which at the time of the contribution will include all of the equity interests of UANT, to a newly formed Delaware corporation named USMD Holdings, Inc. (“Holdings”). The contribution by the USMD shareholders and by Ventures is collectively referred to as the “Contribution.” Immediately prior to the Contribution, UANT will merge with a subsidiary of Ventures and, as the surviving entity, will become a wholly-owned subsidiary of Ventures. As a result of the Contribution, the assets owned, and the businesses previously conducted separately, by USMD, UANT and Ventures will consolidate into a single integrated urology health services company. The contribution was approved by the shareholders of USMD and the partners of UANT on August 23, 2011 and is expected to close in late 2011, subject to the satisfaction of certain closing conditions.

•

On May 16, 2011, USMD entered into a non-binding letter of intent to sell the operating assets of Willowbrook Cancer Center, L.L.C. (excluding cash and accounts receivable) and to terminate for a fee certain long-term contracts related to its management of facilities owned and operated by Willowbrook. While the terms and conditions of definitive transaction documents have been negotiated, the transaction is subject to the completion of due diligence, the execution and delivery of definitive agreements and the approval of the boards of directors of the respective parties. If the transaction occurs, it is estimated that the closing would be scheduled on or about October 1, 2011.

•

On May 23, 2011, USMD executed a non-binding term sheet with a private investment firm (“Investor”), which contemplates the sale of 60,000 shares of convertible preferred stock of Holdings to the Investor at a price of $1,000 per share, representing a total purchase price of $60 million. The transaction is subject, among other closing conditions, to the completion of the Investor’s due diligence investigation and the negotiation of definitive agreements. It is contemplated that the holders of the preferred stock would be entitled to receive quarterly dividends, would be senior to the common stock in right of liquidation, would be convertible into approximately 1/3 of the outstanding common stock of Holdings as of the closing date, would have the right to veto material corporate actions and would be entitled to elect representatives to the Holdings board of directors. Although the substantive provisions of the term sheet are non-binding, USMD has agreed with the Investor that if the definitive agreements are not entered into prior to August 1, 2011 for any reason and the contemplated transactions are terminated, USMD will reimburse the Investor for 50% of its out of pocket expenses up to a maximum of $500,000. If the definitive agreements are signed, the term sheet contemplates that the transactions would close in late 2011, subject to satisfaction of the conditions that are set forth in the definitive agreements.

Key Drivers and Challenges

•

Given the current contracted managed care reimbursement rates at USMD Arlington and USMD Fort Worth, USMD believes the management fee revenue it receives will enable it to fund its working capital and routine capital expenditure requirements with cash flow from operations. However, USMD may seek additional financing in order to fund its operations and business strategy and to refinance certain of its existing credit facilities. USMD’s debt capacity is currently constrained by its ability to service additional debt, the tight credit markets and limitations on indebtedness contained in its existing credit facility. See further discussion in the “Liquidity and Capital Resources” section of the USMD MD&A.

•

As the ongoing economic recession has increased the number of underinsured patients, and as the prevalence of high deductible insurance plans has increased, USMD anticipates that a higher percentage of revenues of USMD Arlington and USMD Fort Worth will be comprised of the patients’ share of cost. This shift in payer mix may have an unfavorable impact on hospital collection rates, which could have an unfavorable impact on USMD’s revenue-based management fees.

Supplemental Results of Operations of USMD Inc.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table summarizes USMD’s results of operations for the periods indicated and is used in the discussions that follow (in thousands):

	Three Months Ended June 30,				Three Months Variance
	2011		2010		2011 vs. 2010
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Management services revenue	$5,792	50.8%	$5,364	50.5%	$428	8.0%
Lithotripsy revenue	5,603	49.2%	5,253	49.5%	350	6.7%

Net operating revenue	11,395	100.0%	10,617	100.0%	778	7.3%

Operating expenses:
Salaries, wages and employee benefits	4,923	43.2%	5,008	47.2%	(85)	-1.7%
Medical supplies and services expense	132	1.2%	121	1.1%	11	9.1%
Provision for doubtful accounts	(13)	-0.1%	48	0.5%	(61)	-127.1%
Other operating expenses	2,666	23.4%	1,022	9.6%	1,644	160.9%
Depreciation and amortization	233	2.0%	300	2.8%	(67)	-22.3%

	7,941	69.7%	6,499	61.2%	1,442	22.2%

Income from operations	3,454	30.3%	4,118	38.8%	(664)	-16.1%
Other income (expense), net	248	2.2%	151	1.4%	97	64.2%

Income before provision for income taxes	3,702	32.5%	4,269	40.2%	(567)	-13.3%
Provision for income taxes	(279)	-2.4%	(653)	-6.2%	374	-57.3%

Net income	3,423	30.0%	3,616	34.1%	(193)	-5.3%
Less: net income attributable to noncontrolling interests	(3,363)	-29.5%	(3,163)	-29.8%	(200)	6.3%

Net income attributable to USMD	$60	0.5%	$453	4.3%	$(393)	-86.8%

Revenues

Net operating revenue increased 7.3% to $11.4 million for the three months ended June 30, 2011 from $10.6 million for the same period in 2010, due primarily to the THR managed care contracts that became effective during the three months ended June 30, 2010 and favorably impacted management services revenue.

Management services revenue includes revenue earned through the provision of management and staffing services to USMD’s managed entities. In addition to the increase in hospital division management services revenue noted above, USMD Lithotripsy Division and CTC Division management services revenue increased a combined $0.1 million as a result of an increase in patient cases. USMD is actively pursuing domestic and international investments and management contracts with radiation treatment centers.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy partnerships, which increased 6.7%, to $5.6 million for the three months ended June 30, 2011 from $5.3 million for the same period in 2010. This increase in revenue coincides with the lithotripsy partnership case count increase of 7.0% as compared to the same period in 2010.

Operating Expenses

Salaries, wages and employee benefits as a percentage of revenue decreased to 43.2% for the three months ended June 30, 2011 from 47.2% for the same period in 2010. This decrease resulted from a decline in stock compensation expense of $0.6 million offset by an increase in USMD base salaries, wages and employee benefits of $0.5 million at the corporate entity due to expansion of centralized financial reporting staff. Effective September 1, 2011, the Company granted a newly hired executive employee options to purchase 1,050,000 shares of the Company’s common stock at an exercise price of $3.00. USMD expects to incur $0.6 million and $0.3 million of stock compensation expense for the remainder of 2011 and each of the three succeeding years, respectively, related to this issuance.

Due to the recovery of a receivable previously reserved by USMD CTC Division, the provision for doubtful accounts decreased $0.1 million for the three months ended June 30, 2011 compared to the same period in 2010. USMD’s divisions generally do not experience material bad debts.

Other operating expenses consist primarily of professional fees, rent and lease expenses, facilities expense, travel expense and other expense. Other operating expenses increased $1.6 million to $2.7 million for the three months ended June 30, 2011 from $1.0 million for the same period in 2010 primarily due to a $1.1 million increase in professional fees due to legal, audit and consulting costs associated with the Contribution and filing of the Form S-4 registration statement. Other expenses increased $0.3 million primarily due to purchased services related to printing costs associated with the Contribution and filing of the Form S-4 registration statement. Travel increased $0.1 million primarily due to offsite board of director meetings.

Non-Operating Income and Expenses

Other income increased $0.1 million to $0.2 million for the three months ended June 30, 2011, compared to the same period in 2010. The variance is related to a $0.4 million increase in equity in income of nonconsolidated affiliates for the deconsolidated hospitals offset by a $0.2 million reduction in equity in income of nonconsolidated affiliates at a cancer treatment center and a $0.1 million loss in equity in income of nonconsolidated affiliates at the Company’s new Monterrey, Mexico cancer treatment center that is incurring start-up costs prior to opening for patient visits.

The income tax provision decreased $0.4 million to $0.3 million for the three months ended June 30, 2011, from $0.7 million for the same period in 2010. USMD’s effective tax rates were 39.3% and 41.2% for the three months ended June 30, 2011 and 2010, respectively, excluding the effect of net income attributable to noncontrolling interests.

Net income attributable to noncontrolling interests increased $0.2 million to $3.4 million for the three months ended June 30, 2011, from $3.2 million for the same period in 2010, primarily due to a $0.2 million increase related to lithotripsy partnership interests.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table summarizes USMD’s results of operations for the periods indicated and is used in the discussions that follow (in thousands):

	Six Months Ended June 30,				Six Months Variance
	2011		2010		2011 vs. 2010
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Management services revenue	$11,704	52.5%	$8,655	25.7%	$3,049	35.2%
Lithotripsy revenue	10,571	47.5%	9,620	28.6%	951	9.9%
Net patient service revenue	—	0.0%	14,895	44.2%	(14,895)	-100.0%
Other operating revenue	—	0.0%	497	1.5%	(497)	-100.0%

Net operating revenue	22,275	100.0%	33,667	100.0%	(11,392)	-33.8%

Operating expenses:
Salaries, wages and employee benefits	9,689	43.5%	12,335	36.6%	(2,646)	-21.5%
Medical supplies and services expense	200	0.9%	4,853	14.4%	(4,653)	-95.9%
Provision for doubtful accounts	29	0.1%	1,807	5.4%	(1,778)	-98.4%
Other operating expenses	4,445	20.0%	4,986	14.8%	(541)	-10.9%
Depreciation and amortization	510	2.3%	1,405	4.2%	(895)	-63.7%

	14,873	66.8%	25,386	75.4%	(10,513)	-41.4%

Income from operations	7,402	33.2%	8,281	24.6%	(879)	-10.6%
Other income (expense), net	518	2.3%	11,237	33.4%	(10,719)	-95.4%

Income before provision for income taxes	7,920	35.6%	19,518	58.0%	(11,598)	-59.4%
Provision for income taxes	(824)	-3.7%	(5,562)	-16.5%	4,738	-85.2%

Net income	7,096	31.9%	13,956	41.5%	(6,860)	-49.2%
Less: net income attributable to noncontrolling interests	(6,324)	-28.4%	(4,797)	-14.2%	(1,527)	31.8%

Net income attributable to USMD	$772	3.5%	$9,159	27.2%	$(8,387)	-91.6%

Effects of Deconsolidation of the Hospitals

As a result of the March 1, 2010 deconsolidation of USMD Arlington and USMD Fort Worth, due to considerable changes in the nature of the results and amounts that are included or not included in the consolidated results of operations, subsequent to the deconsolidation, the historical results of operations and cash flows of USMD have limited comparability to prior periods that include hospital activity. Generally, effective March 1, 2010, all results of the hospitals, including net patient service revenue and associated operating expenses are no longer consolidated, and conversely, management services revenue earned from the hospitals that had previously been eliminated in consolidation is now included in USMD’s consolidated results of operations and cash flows.

Revenues

Net operating revenue decreased 33.8% to $22.3 million for the six months ended June 30, 2011 as compared to the same period in 2010, due primarily to reductions in net patient service revenue related to deconsolidation of the hospitals, offset by increases in management services revenue and lithotripsy revenue.

Management services revenue includes revenue earned through the provision of management and staffing services to USMD’s managed entities. Management services revenue increased $3.0 million or 35.2% to $11.7 million for the six months ended June 30, 2011 compared to the same period in 2010 due to increases of $1.8 million in management services revenue from hospitals that had previously been eliminated in consolidation as well as $0.6 million at USMD Hospital Division related to the THR managed care contracts, which became effective during the second quarter of 2010. USMD CTC Division management services revenue increased $0.5 million as a result of two new cancer treatment centers that opened in January and August 2010. USMD is actively pursuing domestic and international investments and management contracts with radiation treatment centers.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy partnerships, which increased 9.9%, or $1.0 million, to $10.6 million for the six months ended June 30, 2011 from $9.6 million for the same period in 2010. Approximately $0.3 million of the increase was related to deconsolidation of the hospitals, which resulted in the activity of one lithotripsy partnership that had been previously eliminated in consolidation being included in the consolidated results of operations. Revenue of non-hospital related lithotripsy partnerships increased 6.3% or $0.6 million while case counts increased 8.1% as compared to the same period in 2010.

Other operating revenue includes other hospital revenue and miscellaneous revenue and decreased due to deconsolidation of the hospitals.

Operating Expenses

Salaries, wages and employee benefits as a percentage of revenue increased to 43.5% for the six months ended June 30, 2011, from 36.6% for the same period in 2010, primarily due to a shift in the nature of consolidated expenses. The deconsolidated hospital salaries, wages and benefits had a lower cost as a percentage of revenue than hospital management salaries, wages and benefits. In addition, staffing expense increased $0.3 million due to the two new cancer treatment centers and $0.3 million due to the expansion of centralized financial reporting staff at USMD.

Medical supplies and services expense decreased $4.7 million due to deconsolidation of the hospitals.

Due to deconsolidation of the hospitals, the provision for doubtful accounts decreased $1.8 million for the six months ended June 30, 2011 compared to the same period in 2010. USMD’s divisions generally do not experience material bad debts.

Depreciation and amortization decreased $0.9 million due to deconsolidation of the hospitals.

Other operating expenses consist primarily of professional fees, rent and lease expenses, facilities expense, travel expense and other expense. Other operating expenses decreased $0.5 million to $4.4 million for the six months ended June 30, 2011, from $5.0 million for the same period in 2010 primarily due to deconsolidation of the hospitals, offset by a $1.2 million increase in professional fees due to legal, audit and consulting costs associated with the Contribution and filing of the Form S-4 registration statement. In addition, travel expense and collection fees each increased $0.1 million.

Non-Operating Income and Expenses

Other income decreased $10.7 million to $0.5 million for the six months ended June 30, 2011, from $11.2 million for the same period in 2010. The variance is primarily related to the March 2010 $12.4 million gain on deconsolidation of USMD Arlington Hospital and USMD Fort Worth Hospital. The deconsolidation gain represented an adjustment of the investment in these hospitals to estimated fair market value at March 1, 2010. In addition, equity in income of nonconsolidated affiliates increased $0.5 million, including $1.1 million for the deconsolidated hospitals offset by a $0.4 million reduction at a cancer treatment center and a $0.1 million loss in equity in income of nonconsolidated affiliates at the Company’s new Monterrey Mexico cancer treatment center that is incurring start-up costs prior to opening for patient visits. Interest expense decreased $1.2 million primarily due to deconsolidated hospital activity.

The income tax provision decreased $4.7 million to $0.8 million for the six months ended June 30, 2011, from $5.6 million for the same period in 2010. USMD’s effective tax rates were 38.3% and 37.1% for the six months ended June 30, 2011 and 2010, respectively, excluding the effect of net income attributable to noncontrolling interests.

Net income attributable to noncontrolling interests increased $1.5 million to $6.3 million for the six months ended June 30, 2011, from $4.8 million for the same period in 2010, primarily related to losses at the deconsolidated hospitals for the six months ended June 30, 2010 and a $0.6 million increase related to lithotripsy partnership interests.

Supplemental Liquidity and Capital Resources of USMD Inc.

The following table summarizes USMD’s cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Six Months Ended June 30,		Six Months Variance
	2011	2010	2011 vs. 2010
Cash flows from operating activities:
Net income	$7,096	$13,956	$(6,860)
Net income to net cash reconciliation adjustments	52	(3,746)	3,798
Change in operating assets and liabilities	(213)	(1,873)	1,660

Net cash provided by operating activities	6,935	8,337	(1,402)

Cash flows from investing activities:
Capital expenditures	(91)	(11)	(80)
Investments in nonconsolidated affiliates	(340)	—	(340)
Decrease in cash due to deconsolidation of subsidiaries	—	(4,790)	4,790

Net cash used in investing activities	(431)	(4,801)	4,370

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(478)	(1,660)	1,182
Distributions to noncontrolling interests, net of contributions	(6,171)	(5,407)	(764)

Net cash used in financing activities	(6,649)	(7,067)	418

Net decrease in cash and cash equivalents	(145)	(3,531)	3,386
Cash and cash equivalents at beginning of year	7,477	7,990	(513)

Cash and cash equivalents at end of period	$7,332	$4,459	$2,873

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating Activities

The $1.4 million decrease in net cash provided by operating activities is primarily due to deconsolidation of the hospital activity and balances.

Investing Activities

Net cash used in investing activities decreased $4.4 million due to deconsolidation of the hospital activity offset by a $0.3 million investment in a nonconsolidated affiliate and a $0.1 million increase in capital expenditures. USMD expects to incur approximately $1.1 million per year in future capital expenditures, primarily attributable to the replacement of lithotripters.

Financing Activities

Net cash used in financing activities decreased $0.4 million due to reductions in repayments of long-term debt offset by increased distributions to noncontrolling interests. Of the $1.2 million reduction in debt repayments, $0.4 million of it was attributable to payments made by the hospitals prior to deconsolidation. In addition, USMD paid off certain corporate debt obligations in 2010, resulting in a $0.8 million reduction in cash used for debt repayments in 2011. The $0.8 million increase in distributions to lithotripsy partnerships was due to increased profitability at those partnerships.

Capital Resources and Debt Obligations

USMD expects to continue to fund operations and meet principal and interest payment obligations utilizing cash flows from operations. Routine distributions from both managed hospitals serve as a critical source of cash flows for USMD. Hospital managed care contracted reimbursement rates that went into effect in mid-2010 have improved managed hospital profitability and may permit continued future routine distributions from USMD Arlington, subject to credit facility restrictions. USMD Fort Worth has not made recent distributions; however, USMD anticipates that USMD Fort Worth will make a distribution in late 2011. USMD will need future hospital distributions in order to meet its debt obligations under the $30 million subordinated debt to be issued in connection with the Contribution.

USMD plans to secure equity financing, mezzanine financing and/or debt financing for acquisitions and potential restructuring of existing credit facilities. Part of USMD’s overall business strategy is to make strategic acquisitions of complementary healthcare facilities and physician practice groups and USMD may rely heavily on financing in order to fulfill this strategy. To the extent USMD is unable to secure the necessary acquisition financing, it may be hampered or delayed in its ability to acquire such entities and, thus, may be unable to fulfill timely its acquisition strategy. On January 10, 2011, USMD executed a $1.0 million working capital line of credit with Chase Bank that accrued interest at the Chase Bank Floating Rate plus one percent and matured on July 1, 2011. USMD did not draw any funds on this line of credit and chose not to renew the line of credit at maturity.

USMD believes it has reached its corporate debt capacity inclusive of the line of credit. No significant additional debt funding is available under corporate credit facilities and notes payable; however, USMD believes that demonstrated and sustained increases in profitability and cash reserves will permit lenders to extend credit in the future. Lithotripsy partnerships have demonstrated the ability to obtain financing to fund equipment purchases. The following table illustrates the components of USMD’s debt structure as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
USMD Inc.
Subordinated notes payable	$731	$731
USMD Lithotripsy Division subordinated notes payable	7,477	7,687

	8,208	8,418

Lithotripsy partnerships
Notes payable	266	386
Capital lease obligations	1,173	1,321

	1,439	1,707

Total long-term debt	9,647	10,125
Less: current portion	(1,632)	(892)

Long-term debt, less current portion	$8,015	$9,233

The lithotripsy partnership notes payable have certain debt covenant requirements. Events beyond the partnerships’ control can affect their ability to meet covenant requirements and a breach of any of these covenants could result in a default of the note(s) payable. Upon the occurrence of an event of default, amounts outstanding under those notes payable may become due and payable. As of June 30, 2011, the lithotripsy partnerships were in compliance with their contractually required debt covenants.

Maturities of USMD long-term debt and future minimum capital lease payments are as follows at June 30, 2011 (in thousands):

	Long-Term Debt	Capital Leases (1)	Total
July 2011 through December 2011	$333	$105	$438

Year Ending December 31,
2012	1,352	318	1,670
2013	513	318	831
2014	561	318	879
2015	614	282	896
2016	671	8	679
Thereafter	4,430	—	4,430

Total	$8,474	$1,349	$9,823

(1)	includes related principal and interest

Non-Binding Term Sheet Regarding Issuance and Sale of Convertible Preferred Stock

Holdings and USMD have executed a non-binding term sheet with an unaffiliated private investment firm which contemplates the sale of 60,000 shares of convertible preferred stock of Holdings at a price of $1,000 per share, representing a total purchase price of $60 million. The transaction is subject to the completion of due diligence and the negotiation of definitive agreements and the likelihood of its consummation cannot be predicted at this time. The non-binding term sheet does not set forth an actual conversion rate of the preferred stock but rather an expectation that the preferred stock would convert into approximately one-third of the common stock of Holdings. The exact conversion rate and all other terms of the convertible preferred stock financing will depend upon the completion of due diligence and the negotiation of definitive agreements with the private investment firm. However, should the preferred stock financing be consummated without material changes from the terms contemplated by the non-binding term sheet, Holdings estimates that the 60,000 shares of convertible preferred stock would be convertible into an aggregate of approximately 5,025,000 shares of common stock (representing a conversion rate of 83.75 shares of common stock for each share of convertible preferred stock). Under these terms, upon issuance of the convertible preferred stock, Holdings would record $60.0 million of convertible preferred stock equity and a beneficial conversion discount of $11.2 million equal to the estimated intrinsic value of the conversion option.

Item 4. Controls and Procedures.

Holdings maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Holdings disclosure controls and procedures are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to its management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Holdings conducted an evaluation under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in Holdings’ internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the fiscal quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

This Quarterly Report on Form 10-Q does not include and Holdings has not previously performed or provided a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission (“SEC”) for newly public companies. Under the rules of the SEC, management’s first assessment regarding internal control over financial reporting will be included in its Annual Report on Form 10-K for the year ended December 31, 2012.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time Holdings may be a party to legal claims and proceedings in the ordinary course of business. Holdings’ management is not aware of any claims or proceedings that might have a material impact on Holdings’ operations or financial condition.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Contribution and Purchase Agreement, dated as of August 19, 2010, by and among the USMD Holdings, Inc., USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

3.1	Certificate of Incorporation of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

3.2	Bylaws of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Christopher Dunleavy
Christopher Dunleavy, Chief Financial Officer
(On behalf of registrant and as Principal Financial Officer)

Date: September 8, 2011