Form 10-Q/A
period 2011-06-30
USMD Holdings, Inc.
filed 2011-10-11
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The registrant had 39,100 shares of common stock outstanding as of September 6, 2011.

Explanatory Note

The purpose of this Amendment No. 1 to USMD Holdings, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on September 8, 2011 (the “Form 10-Q”), is to correct a typographical error on the cover page and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes for USMD Holdings, Inc. from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) and the financial statements and related notes for USMD Inc., supplementally provided in the Form 10-Q, formatted in XBRL.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Contribution and Purchase Agreement, dated as of August 19, 2010, by and among the USMD Holdings, Inc., USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

3.1	Certificate of Incorporation of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

3.2	Bylaws of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Christopher Dunleavy
Christopher Dunleavy, Chief Financial Officer
(On behalf of registrant and as Principal Financial Officer)

Date: October 11, 2011

Index to Exhibits

Exhibit No.	Description

2.1	Contribution and Purchase Agreement, dated as of August 19, 2010, by and among the USMD Holdings, Inc., USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

3.1	Certificate of Incorporation of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

3.2	Bylaws of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document