Form 10-Q
period 2011-09-30
USMD Holdings, Inc.
filed 2011-11-14
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

The registrant had 37,900 shares of common stock outstanding as of November 8, 2011.

Item 1.	Financial Statements

Explanatory Note:

USMD Holdings, Inc. (“Holdings”) is a Delaware corporation formed to facilitate the business combination of USMD Inc. (“USMD”), UANT Ventures, L.L.P. (“Ventures”) and Urology Associates of North Texas, L.L.P. (“UANT”). Holdings, USMD, Ventures and UANT entered into a Contribution and Purchase Agreement dated August 19, 2010 pursuant to which the shareholders of USMD will contribute all of their common stock in USMD to Holdings, and Ventures will contribute all of its assets, which at the time of the contribution will include all of the equity interests in UANT, to Holdings (the “Contribution”). Holdings described the Contribution in its Form S-4 registration statement filed with the Securities and Exchange Commission, which became effective July 25, 2011. On August 23, 2011, the shareholders of USMD and the partners of UANT and Ventures voted on and approved the Contribution and Purchase Agreement. Holdings expects to close the Contribution in early 2012. Holdings is presenting as supplemental financial information the unaudited condensed consolidated financial statements of USMD, the predecessor entity that Holdings expects will be the accounting acquirer in the event the Contribution transaction is consummated.

USMD HOLDINGS, INC.

CONDENSED BALANCE SHEET

(In thousands, except share data)

September 30, 2011
(unaudited)

ASSETS
Current assets:
Income tax receivable	$22

Total current assets	22
Deferred federal income tax, noncurrent	15

Total assets	$37

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable to USMD, Inc.	$52
Accrued liabilities	11

Total current liabilities	63

Total liabilities	63

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 49,000,000 shares authorized; 37,900 and -0- shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—
Additional paid-in capital	44
Accumulated deficit	(70)

Total stockholders’ equity (deficit)	(26)

Total liabilities and stockholders’ equity (deficit)	$37

See accompanying notes to condensed financial statements.

USMD HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Revenue:
Net operating revenue		$—		$—

Operating expenses:
Share-based payment expense		44		44
Other operating expenses		63		63

Total operating expenses		107		107

Loss from operations		(107)		(107)

Other income:
Total other income		—		—

Loss before benefit for income taxes		(107)		(107)
Income tax benefit		37		37

Net loss		$(70)		$(70)

Net loss per common share:
Basic	$	N/A	$	N/A
Diluted		$(1.82)		$(1.82)

Weighted average common shares outstanding:
Basic		—		—
Diluted		38,400		38,400

See accompanying notes to condensed financial statements.

USMD HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net loss	$(70)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based payment expense	44
Deferred income tax benefit	(15)
Change in operating assets and liabilities:
Income tax receivable	(22)
Accounts payable and accrued liabilities	63

Net cash used in operating activities	—
Cash flows from investing activities:
Net cash used in investing activities	—

Cash flows from financing activities:
Net cash used in financing activities	—

Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of year	—

Cash and cash equivalents at end of period	$—

See accompanying notes to condensed financial statements.

USMD HOLDINGS, INC.

Notes to Condensed Financial Statements

September 30, 2011

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

The unaudited condensed financial statements of Holdings have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although Holdings believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements reflect all adjustments that, in the opinion of Holdings management, are necessary for fair presentation of the condensed financial statements. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed financial statements should be read in conjunction with Holding’s Form S-4 registration statement filed with the SEC.

Note 2 – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The FASB’s primary objective was to collaborate with the International Accounting Standards Board to develop common requirements for measuring fair value and disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. ASU 2011-04 (i) expands and enhances disclosures about fair value measurements and (ii) clarifies the FASB’s intent about the application of existing fair value measurement requirements in certain circumstances. Public companies are required to adopt the provisions of ASU 2011-04 on a prospective basis during interim and annual periods beginning after December 15, 2011. Early adoption of the amended accounting guidance is not permitted. Holdings continues to review ASU 2011-04; however, Holdings does not believe that adoption will have a material impact on its financial statements or the notes thereto.

In June 2011, the FASB issued ASU 2011-5, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-5”). ASU 2011-5 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the options for presenting other comprehensive income change under the guidance, other portions of the current guidance will not change. ASU 2011-5 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. Holding’s adopted this guidance effective with its reporting as of and for the three and nine months ended September 30, 2011. There was no impact to Holding’s financial position, results of operations or cash flows upon adoption of this guidance.

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

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step quantitative goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which will require Holdings to adopt these provisions in 2012; however, early adoption is permitted. Holdings is currently evaluating the impact this update will have on its financial statements.

Holdings does not believe any other recently issued, not yet effective, accounting standards will have a material effect on its financial position, results of operations, or cash flows.

USMD HOLDINGS, INC.

Notes to Condensed Financial Statements-(Continued)

September 30, 2011

(Unaudited)

Note 3 – Share-Based Payment

In July 2011, in accordance with the Holdings’ 2010 Equity Compensation Plan, Holdings awarded 100 restricted shares of its common stock to each of 389 employees of USMD, UANT and Ventures. Until restrictions lapse, the shares cannot be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily and are subject to forfeiture upon termination of employment. Restrictions lapse upon the earlier of the completion of the Contribution described in Holdings’ Form S-4 registration statement or the second anniversary date of the award. In the third quarter of 2011, in accordance with FASB Accounting Standards Codification (“ASC”) 505-50, Holdings determined the total current lowest aggregate fair value of the restricted shares to be $0.4 million. The per-share fair value is based on the fair value of Holdings as calculated in the fairness opinion delivered on February 11, 2011 and as discussed in Holding’s Form S-4 registration statement. At each reporting period until restrictions lapse, Holdings will remeasure the awards at their then-current lowest aggregate fair value and recognize the requisite amortized share-based payment expense. Holdings recorded stock compensation expense of $0.1 million through September 30, 2011. The fairness opinion contemplates the successful completion of the Contribution as described in the Form S-4 and accompanying prospectus. If the Contribution does not close or otherwise fails to occur, the estimated fair value of the restricted shares is likely zero. The fairness opinion was prepared based on financial information as of December 31, 2010 and does not take into account any subsequent changes in the results of operations or financial condition of the underlying business entities; however, Holdings does not believe the fair value of the shares has materially changed from that date.

Note 4 – Loss per Share

Basic loss per share is based on the weighted-average number of common shares outstanding and diluted loss per share is based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share and the computation of basic and diluted loss per share attributable to USMD (in thousands, except share and per share data):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Numerator :
Net loss attributable to USMD Holdings, Inc		$(70)		$(70)

Denominator :
Weighted-average common shares outstanding		—		—
Effect of potentially dilutive securities:
Restricted common shares		38,400		38,400

Weighted-average common shares outstanding assuming dilution		38,400		38,400

Loss per share attributable to USMD Holdings, Inc.
Basic	$	N/A	$	N/A
Diluted		$(1.82)		$(1.82)

The calculation of basic loss per share is not applicable due to a denominator of zero. The only shares issued and outstanding are the restricted common shares, which include a continued service vesting requirement resulting in contingently issuable shares; therefore the shares are not included in the denominator when calculating basic loss per share. As of September 30, 2011, ten holders of Holdings’ restricted common shares had terminated employment with USMD or UANT, reducing contingently issuable common shares from 38,900 to 37,900.

Note 5 – Commitments and Contingencies

Shareholder and Partner Votes

On August 23, 2011, the shareholders of USMD and the partners of UANT and Ventures voted on and approved the Contribution transaction described in Holdings’ Form S-4 registration statement and accompanying prospectus. Holdings expects to close the Contribution in early 2012, subject to the satisfaction of certain closing conditions.

Non-Binding Term Sheet Regarding Issuance and Sale of Convertible Preferred Stock

On May 23, 2011, Holdings and USMD executed a non-binding term sheet with an unaffiliated private investment firm (the “Investor”) that contemplated the sale of 60,000 shares of convertible preferred stock of Holdings at a price of $1,000 per share, representing a total purchase price of $60.0 million. The transaction was subject to the completion of Investor due diligence and the negotiation of definitive agreements on or before July 1, 2011. The parties engaged in due diligence and in the negotiation of the structure and terms of definitive agreements, but were unable to reach agreement on the terms of definitive agreements. On June 30, USMD agreed to extend the exclusivity period in the non-binding term sheet with Investor to August 1, 2011 and the parties continued to engage in due diligence and the negotiation of terms of a definitive agreement. The parties were unable to agree to terms of a definitive agreement prior to August 1, 2011 and the exclusivity period in the non-binding term sheet lapsed. On October 19, 2011, USMD agreed to extend the exclusivity period in the original non-binding term sheet between the Investor and USMD to December 31, 2011. The parties continue to discuss the structure and terms of a definitive agreement, though no agreement has been reached, and the Company does not anticipate that it will enter into any definitive agreement with Investor prior to closing the Contribution and related transactions, which the Company expects to occur in early 2012.

SUPPLEMENTAL FINANCIAL INFORMATION OF USMD INC.

Holdings is presenting as supplemental financial information, the financial statements of USMD, which will be considered the accounting acquirer in the event the Contribution transaction is consummated. Following are the unaudited condensed consolidated financial statements of USMD for the nine month interim period ended September 30, 2011.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,455	$7,477
Accounts receivable, net of allowance for doubtful accounts of $422 at September 30, 2011 and $393 at December 31, 2010	1,604	2,917
Affiliate accounts receivable	3,010	1,694
Deferred tax assets, current	177	168
Prepaid expenses and other current assets	341	143

Total current assets	16,587	12,399
Property and equipment, net	1,706	2,219
Investments in nonconsolidated affiliates	12,547	11,682
Goodwill	9,804	9,804
Intangible assets, net	315	343
Deferred tax assets, less current portion	901	445

Total assets	$41,860	$36,892

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$129	$404
Accrued payroll	1,286	1,459
Other accrued liabilities	3,491	1,765
Current portion of long-term debt	924	234
Current portion of related party long-term debt	459	429
Current portion of capital lease obligations	235	229

Total current liabilities	6,524	4,520

Long-term debt, less current portion	17	883
Related party long-term debt, less current portion	6,922	7,258
Capital lease obligations, less current portion	883	1,092
Deferred tax liabilities	5,037	5,011

Total liabilities	19,383	18,764

Commitments and contingencies

Equity:
USMD Inc. stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 30,982,196 shares issued and 29,707,912 shares outstanding at September 30, 2011 and December 31, 2010	310	310
Additional paid-in capital	7,187	6,825
Retained earnings	11,459	7,913
Accumulated other comprehensive loss	(13)	—
Treasury stock at cost, 1,274,284, shares at September 30, 2011 and December 31, 2010	(1,184)	(1,184)

Total USMD Inc. stockholders’ equity	17,759	13,864
Noncontrolling interests in subsidiaries	4,718	4,264

Total equity	22,477	18,128

Total liabilities and equity	$41,860	$36,892

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Management services revenue	$5,890	$5,516	$17,594	$14,171
Lithotripsy revenue	5,948	5,772	16,519	15,392
Net patient service revenue	—	—	—	14,895
Other operating revenue	3,690	15	3,690	512

Net operating revenue	15,528	11,303	37,803	44,970

Operating expenses:
Salaries, wages and employee benefits	5,454	4,347	15,143	16,682
Medical supplies and services expense	90	128	290	4,981
Provision for doubtful accounts	(1)	(59)	28	1,748
Other operating expenses	1,903	1,796	6,348	6,782
Depreciation and amortization	205	287	715	1,692

Total operating expenses	7,651	6,499	22,524	31,885

Income from operations	7,877	4,804	15,279	13,085

Other income (expense):
Interest expense, net	(209)	(209)	(639)	(1,865)
Equity in income of nonconsolidated affiliates	409	323	1,361	791
Other income (expense), net	—	—	(4)	12,425

Total other income, net	200	114	718	11,351

Income before provision for income taxes	8,077	4,918	15,997	24,436
Provision for income taxes	(1,587)	(154)	(2,411)	(5,716)

Net income	6,490	4,764	13,586	18,720
Less: net income attributable to noncontrolling interests	(3,716)	(3,506)	(10,040)	(8,303)

Net income attributable to USMD Inc.	$2,774	$1,258	$3,546	$10,417

Earnings per share attributable to USMD Inc.
Basic	$0.09	$0.04	$0.12	$0.35
Diluted	$0.09	$0.04	$0.12	$0.35

Weighted average common shares outstanding
Basic	29,708	29,708	29,708	29,708
Diluted	29,775	29,777	29,775	29,776

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$6,490	$4,764	$13,586	$18,720
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $7	(13)	—	(13)	—
Unrealized loss on interest rate swap	—	—	—	(22)
Elimination of accumulated unrealized loss on interest rate swap due to deconsolidation	—	—	—	245

Total other comprehensive income (loss)	(13)	—	(13)	223

Comprehensive income	6,477	4,764	13,573	18,943
Less: comprehensive income attributable to noncontrolling interests	(3,716)	(3,506)	(10,040)	(8,303)

Comprehensive income attributable to USMD Inc. common stockholders	$2,761	$1,258	$3,533	$10,640

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011

(Unaudited – In thousands)

	USMD Inc. Common Stockholders’ Equity
	Common Stock		Additional		Accumulated Other	Treasury Stock		Total USMD Inc.	Noncontrolling
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Loss	Shares	Cost		Interests in Subsidiaries	Total Equity
Balance at December 31, 2010	30,982	$310	$6,825	$7,913	$—	1,274	$(1,184)	$13,864	$4,264	$18,128
Net income	—	—	—	3,546		—	—	3,546	10,040	13,586
Other comprehensive loss	—	—	—	—	(13)	—	—	(13)	—	(13)
Stock compensation expense	—	—	362	—	—	—	—	362	—	362
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	130	130
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9,716)	(9,716)

Balance at September 30, 2011	30,982	$310	$7,187	$11,459	$(13)	1,274	$(1,184)	$17,759	$4,718	22,477

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$13,586	$18,720
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	28	1,748
Depreciation and amortization	715	1,692
Gain on deconsolidation of subsidiaries	—	(12,425)
Unrealized loss on interest rate swaps	—	493
Equity in earnings of nonconsolidated affiliates	(1,361)	(791)
Distributions from nonconsolidated affiliates	726	543
Stock compensation expense	362	602
Impairment of investment in nonconsolidated affiliates	89	—
Deferred income tax provision (benefit)	(431)	4,470
Change in operating assets and liabilities, net of effects of deconsolidation of subsidiaries:
Restricted cash	—	24
Accounts receivable	(31)	(1,679)
Inventories	—	(82)
Prepaid expenses and other assets	(198)	505
Accounts payable	(275)	132
Accrued liabilities	1,553	545

Net cash provided by operating activities	14,763	14,497

Cash flows from investing activities:
Capital expenditures	(174)	(30)
Investments in nonconsolidated affiliates	(340)	—
Decrease in cash due to deconsolidation of subsidiaries	—	(4,790)

Net cash used in investing activities	(514)	(4,820)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(379)	(1,689)
Repayments of related party long-term debt	(306)	(447)
Capital contributions from noncontrolling interests	130	513
Distributions to noncontrolling interests	(9,716)	(9,368)

Net cash used in financing activities	(10,271)	(10,991)

Net increase (decrease) in cash and cash equivalents	3,978	(1,314)
Cash and cash equivalents at beginning of year	7,477	7,990

Cash and cash equivalents at end of period	$11,455	$6,676

Supplemental non-cash investing information
Assets acquired under capital lease obligation	$884	$—

Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$(140)	$(721)
Interest to related parties	$(490)	$(549)
Income tax	$(2,035)	$(789)

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

USMD and its wholly-owned subsidiaries (“USMD” or the “Company”) comprise a health care management company that provides finance, revenue cycle, centralized business office, clinical, operational and business development services, or a selection of these management services to healthcare providers. USMD owns and operates three healthcare management companies–USMD Hospital Division, USMD Cancer Treatment Center Division and USMD Lithotripsy Division–that were formed principally to establish, invest in or acquire, operate and/or manage acute-care hospitals, cancer treatment centers and lithotripsy service providers.

Effective March 1, 2010, Texas Health Resources (“THR”), a large non-profit health system in North Texas, purchased a 26% limited partnership interest in USMD Hospital at Arlington, L.P. (“USMD Arlington”) from limited partners other than USMD, bringing its partnership interest in USMD Arlington to 51%. In addition, THR purchased an initial 51% limited partnership interest in USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) from partners other than USMD. USMD’s partnership interests in both hospitals were undiluted. THR also obtained additional governing rights in the amended partnership agreements for the two hospitals. As a result, effective March 1, 2010, USMD determined that it no longer controls these two partnerships and therefore no longer consolidates their assets, liabilities and results of operations. Since USMD does maintain significant influence over these two partnerships, it began using the equity method of accounting effective March 1, 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for fair presentation of the condensed consolidated financial statements. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the USMD Holdings, Inc. Form S-4 registration statement filed with the SEC. There have been no significant changes in the information reported in those notes, other than from normal business activities and as discussed herein.

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

In June 2011, the FASB issued ASU 2011-5, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-5”). ASU 2011-5 eliminates the Company’s currently elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the options for presenting other comprehensive income change under the guidance, other portions of the current guidance will not change. ASU 2011-5 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. ASU 2011-5 is effective for nonpublic companies for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. The Company implemented this guidance effective with its reporting as of and for the three and nine months ended September 30, 2011 by presenting condensed consolidated statements of comprehensive income (loss) immediately following the condensed consolidated statements of operations. This guidance had no other impact on the Company.

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step quantitative goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which will require the Company to adopt these provisions in 2012; however, early adoption is permitted. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

USMD does not believe any other recently issued, not yet effective, accounting standards will have a material effect on its consolidated financial position, results of operations, or cash flows.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(Unaudited)

Note 3 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USMD Arlington	$6,226	5.000%	$6,162	5.000%
USMD Fort Worth	6,005	20.024%	5,286	20.024%
Other	316	4%-34%	193	4%-40%

	$12,547		$11,641

In March 2011, the Company terminated its investment in and management agreement with a limited liability company formed to provide radiation therapy services in the state of New York and recorded an impairment charge of $48,000 to reduce its carrying value in the investment to zero, its estimated fair value. During the second quarter of 2011, the Company concluded that its cost method investment in a lithotripsy service provider was impaired and the Company recorded an impairment charge of $41,000 to reduce its investment to zero, its estimated fair value. These impairments are included in other income (expense), net on the consolidated statement of operations.

In June 2011, the Company invested $340,000 in a radiation oncology center in Monterrey, Mexico. Because the Company has the ability to exercise significant influence over the management and operations of the investee, the Company accounts for the investment under the equity method of accounting.

Effective September 30, 2011, Willowbrook Cancer Centers, LLC (“Willowbrook”) sold its operating assets (excluding cash and accounts receivable) to a third party, and as part of the same transaction, paid to USMD CTC a fee to terminate the management agreement between Willowbrook and USMD CTC. USMD CTC realized income of $3.7 million on termination of this contract, which is recorded in other operating revenue.

The net carrying value of investments accounted for under the cost method was $-0- at September 30, 2011 and $41,000 at December 31, 2010.

Note 4 – Long-Term Debt

On January 10, 2011, the Company executed a $1.0 million line of credit agreement with Chase Bank. The line of credit matured on July 1, 2011.

Interest expense consists of the following (in thousands):

	Nine Months Ended September 30,
	2011	2010
Debt interest and commitment fees	$642	$1,372
Unrealized loss on changes in fair value of interest rate swaps	—	493
Interest income	(3)	—

Total interest expense, net	$639	$1,865

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

At September 30, 2011 and December 31, 2010, the Company is not party to any interest rate swaps.

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

Interest Rate Swaps Designated as Cash Flow Hedges

USMD Fort Worth was party to an interest rate swap as a cash flow hedge of future interest payments on $12,970,000 of its long-term debt. The swap was designated as a cash flow hedge under GAAP and effectively converts a LIBOR-based variable rate to a synthetic fixed rate of 5.23%. Effective March 1, 2010, in conjunction with deconsolidation of the hospitals, the Company eliminated the swap from its records and reversed the total accumulated other comprehensive loss of $245,000, inclusive of a 2010 year to date unrealized loss of $22,000.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(Unaudited)

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

On March 1, 2010, in connection with deconsolidation of USMD Arlington and USMD Fort Worth, the Company recorded the investments in these partnerships at their estimated fair market value based on a valuation of the Company’s business units and partnership interests. The valuation primarily relied on an income approach – discounted cash flow analysis and included assumptions for discount rates, cash flow projections, growth rates and terminal values. The valuation is a Level 3 fair value measurement under the fair value hierarchy.

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

Fair Value of Other Financial Instruments

Other financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt. The carrying value and estimated fair value of the Company’s other financial instruments that do not approximate fair value due to their short-term or variable-rate nature are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
USMD Inc. subordinated notes payable	$731	$750	$731	$776
USMD Lithotripsy Division subordinated notes payable	7,381	9,625	7,687	9,672
Lithotripsy entity notes payable	90	97	179	184
Capital lease obligations	1,118	1,119	1,321	1,321

The Company determines the fair value of its long-term debt using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt. Quoted market prices are not available for the Company’s long-term debt. The Company’s consolidated lithotripsy entities enter into capital leases for equipment; borrowing rates are based on individual partnership creditworthiness. At September 30, 2011, the Company estimated current borrowing rates for the capital leases by adjusting the discount factor of the capital lease obligation at September 30, 2011 by the variance in borrowing rates between the inception dates and balance sheet date. Management noted no significant events that would otherwise affect the borrowers’ creditworthiness. At December 31, 2010, carrying value of the capital lease obligations approximates fair value due to recent lease inception.

Note 7 – Share-Based Compensation

Issuance of Stock Options

Effective September 1, 2011, pursuant to the Company’s 2007 Long Term Incentive Plan, the Company granted a newly hired executive employee options to purchase 1,050,000 shares of the Company’s common stock at an exercise price of $3.00. The exercise price is equal to or in excess of the estimated fair value of the Company’s common stock on the date of grant. Options expire eight years from the grant date. These options will vest at a rate of 210,000 per calendar year, with the first vesting date to occur on September 1, 2011 and successive vesting dates to occur on January 1 of the succeeding four years. The Company expects to incur $0.2 million and $0.3 million of stock compensation expense for the remainder of 2011 and each of the three succeeding years, respectively, related to this issuance.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(Unaudited)

Note 8 – Earnings per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator :
Net earnings attributable to USMD Inc.	$2,774	$1,258	$3,546	$10,417

Denominator :
Weighted-average common shares outstanding	29,708	29,708	29,708	29,708
Effect of potentially dilutive securities:
Stock options	67	69	67	68

Weighted-average common shares outstanding assuming dilution	29,775	29,777	29,775	29,776

Earnings per share attributable to USMD Inc.
Basic	$0.09	$0.04	$0.12	$0.35
Diluted	$0.09	$0.04	$0.12	$0.35

At September 30, 2011 and 2010, the computation of dilutive shares excludes 1,519,384 and 469,384 stock options, respectively, with a weighted-average exercise price of $3.00 per share, because the exercise price of these outstanding options was greater than the average estimated market price of USMD’s common shares and, therefore, was anti-dilutive to the computation.

Note 9 – Commitments and Contingencies

Financial Guarantees

As of September 30, 2011, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could potentially be required to make maximum aggregate payments totaling $4.6 million. The guarantees provide for recourse against the investee; however, if the Company were required to perform under the guarantee, recovery of any amount would be unlikely. The remaining terms of these guarantees range from ten to 41 months. The Company records a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as the Company believes it is not probable that the Company will have to perform under these agreements.

Commitment to Enter into a Businesses Combination

In April 2010, the Company’s Board of Directors approved in principle a transaction pursuant to which the Company will combine its business with UANT Ventures, LLP (“Ventures”) and Urology Associates of North Texas, LLP (“UANT”). The Company’s Board of Directors includes three UANT and Ventures shareholders. Of these three, the Company’s CEO and Board chairman is the managing partner of UANT and Ventures. Pursuant to this transaction, the shareholders of the Company will contribute all of their equity interests in the Company to a newly formed Delaware corporation named USMD Holdings, Inc. (“Holdings”) in return for shares of common stock of Holdings. Contemporaneous with this contribution, UANT and Ventures will contribute their businesses to Holdings in return for shares of common stock of Holdings and a subordinated note payable issued by Holdings. The parties executed a definitive agreement regarding this transaction in August 2010 and the shareholders of USMD and the partners of UANT approved it on August 23, 2011. The Company expects this Contribution to close in early 2012, subject to the satisfaction of certain closing conditions.

Non-Binding Term Sheet Regarding Issuance and Sale of Convertible Preferred Stock

        On May 23, 2011, Holdings and USMD executed a non-binding term sheet with an unaffiliated private investment firm (the “Investor”) that contemplated the sale of 60,000 shares of convertible preferred stock of Holdings at a price of $1,000 per share, representing a total purchase price of $60.0 million. The transaction was subject to the completion of Investor due diligence and the negotiation of definitive agreements on or before July 1, 2011. The parties engaged in due diligence and in the negotiation of the structure and terms of definitive agreements, but were unable to reach agreement on the terms of definitive agreements. On June 30, USMD agreed to extend the exclusivity period in the non-binding term sheet with Investor to August 1, 2011 and the parties continued to engage in due diligence and the negotiation of terms of a definitive agreement. The parties were unable to agree to terms of a definitive agreement prior to August 1, 2011 and the exclusivity period in the non-binding term sheet lapsed. On October 19, 2011, USMD agreed to extend the exclusivity period in the original non-binding term sheet between the Investor and USMD to December 31, 2011. The parties continue to discuss the structure and terms of a definitive agreement, though no agreement has been reached, and the Company does not anticipate that it will enter into any definitive agreement with Investor prior to closing the Contribution and related transactions, which the Company expects to occur in early 2012.

Note 10 – Subsequent Events

The Company evaluated its financial statements for subsequent events through November 14, 2011, the date the financial statements were available to be issued.

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

Executive Overview

Holdings is a Delaware corporation formed to facilitate the business combination of USMD, Ventures and UANT. Holdings, USMD, Ventures and UANT entered into a Contribution and Purchase Agreement dated August 19, 2010 pursuant to which the shareholders of USMD will contribute all of their common stock in USMD to Holdings, and Ventures will contribute all of its assets, which at the time of the contribution will include all of the equity interests in UANT, to Holdings (the “Contribution”). Holdings described the Contribution in its Form S-4 registration statement filed with the Securities and Exchange Commission, which became effective July 25, 2011. On August 23, 2011, the shareholders of USMD and the partners of UANT and Ventures voted on and approved the Contribution and Purchase Agreement. Holdings expects the Contribution to close in early 2012. Through September 30, 2011, Holdings had no operations or cash flows except for the expenses associated with the share based payment and periodic reporting to the Securities and Exchange Commission (“SEC”). Holdings only assets, liabilities and equity are related to these items. As such, except for certain forward-looking discussions, Holdings has not presented significant discussions of its results of operations or liquidity and capital resources in this Form 10-Q. Holdings has presented as supplemental financial information the management’s discussion and analysis of financial condition and results of operations of USMD , the predecessor entity that Holdings expects will be considered the accounting acquirer in the event the Contribution is consummated.

Holdings intends to continue to own and operate the businesses that are currently owned and operated by USMD, UANT and Ventures. The growth and success of Holdings in the near term largely depends on Holdings’ ability to

i)	consummate the Contribution;

ii)	increase the number of patients served by its subsidiaries and the health care providers it manages;

iii)	successfully open new facilities or expand existing facilities;

iv)	successfully integrate its acquired and/or managed facilities into existing operations; and

v)	maintain productive relationships with physician and hospital partners.

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

Key Developments

•

On May 23, 2011, Holdings and USMD executed a non-binding term sheet with an unaffiliated private investment firm (the “Investor”) that contemplated the sale of 60,000 shares of convertible preferred stock of Holdings at a price of $1,000 per share, representing a total purchase price of $60.0 million. The transaction was subject to the completion of Investor due diligence and the negotiation of definitive agreements on or before July 1, 2011. The parties engaged in due diligence and in the negotiation of the structure and terms of definitive agreements, but were unable to reach agreement on the terms of definitive agreements. On June 30, USMD agreed to extend the exclusivity period in the non-binding term sheet with Investor to August 1, 2011 and the parties continued to engage in due diligence and the negotiation of terms of a definitive agreement. The parties were unable to agree to terms of a definitive agreement prior to August 1, 2011 and the exclusivity period in the non-binding term sheet lapsed. On October 19, 2011, USMD agreed to extend the exclusivity period in the original non-binding term sheet between the Investor and USMD to December 31, 2011. The parties continue to discuss the structure and terms of a definitive agreement, though no agreement has been reached, and the Company does not anticipate that it will enter into any definitive agreement with Investor prior to closing the Contribution and related transactions, which the Company expects to occur in early 2012.

Results of Operations

As of September 30, 2011 and for the three and nine month periods ending September 30, 2011 and 2010, Holdings had no operations or revenues and expenses were limited to activity associated with the issuance of restricted common shares and expenses associated with the preparation and filing of periodic reports to the SEC.

Liquidity and Capital Resources

As of September 30, 2011 and for the three and nine month periods ending September 30, 2011 and 2010, Holdings had no cash flows.

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

In the event the Contribution is consummated, Holdings will consider restructuring and consolidating existing subsidiary credit facilities.

Supplemental USMD Management’s Discussion and Analysis of Financial Condition and Results of Operations

Holdings is presenting supplemental management’s discussion and analysis of financial condition and results of operations of USMD (“USMD MD&A”), the predecessor entity that will be considered the accounting acquirer in the event the Contribution transaction is consummated. Following is the USMD MD&A for the three and nine month interim periods ended September 30, 2011 and 2010.

Supplemental Executive Overview of USMD

USMD provides finance, revenue cycle, centralized business office, clinical, operational and business development services or a selection of these management services to healthcare providers. USMD owns and operates three healthcare management companies – USMD Hospital Division, USMD Cancer Treatment Center Division (“USMD CTC Division”) and USMD Lithotripsy Division – formed principally to establish, acquire, operate and/or manage acute-care hospitals, cancer treatment centers and lithotripsy service providers. USMD’s revenues are comprised of management services revenue received from contracts to manage certain health care providers and revenue of consolidated lithotripsy entities. In addition, USMD generates income from equity in income of nonconsolidated affiliates that results from the allocation to USMD of its proportionate share of income of its nonconsolidated affiliates.

•

USMD Hospital Division is a healthcare management services company that has beneficial partnership interests of 5% and 20% in hospitals located in Arlington and Fort Worth, Texas, respectively. USMD Hospital Division beneficially owns 100% of the general partners of both of these partnerships and manages the hospital operations pursuant to long-term contractual management agreements.

USMD Hospital at Arlington, L.P. (“USMD Arlington”) owns and operates an acute care hospital that has 34 inpatient licensed beds. Its surgery unit is comprised of 18 day surgery beds, two procedure rooms and nine operating rooms. The hospital performs inpatient and outpatient surgeries in a variety of specialties that include urology, neurosurgery, general surgery, gynecology, podiatry, plastic surgery, pain management and orthopedics. Other services include an in-house laboratory, diagnostic radiology, computed tomography, magnetic resonance imaging, nuclear medicine and ultrasound. The hospital also has an emergency department. A wholly-owned subsidiary of USMD Hospital Division is the general partner of USMD Arlington. On March 1, 2010, Texas Health Resources (“THR”), a large non-profit healthcare delivery system in North Texas, increased its limited partnership interest in USMD Arlington to 51% and obtained additional governing rights in the entity’s amended partnership agreement. As a result, effective March 1, 2010, USMD no longer controls the partnership and therefore no longer consolidates its assets, liabilities and results of operations. Since USMD does maintain significant influence over USMD Arlington, it began accounting for the partnership using the equity method of accounting effective March 1, 2010.

USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) owns and operates an acute care hospital that opened in March 2008 and has six operating rooms and eight licensed inpatient beds. The hospital performs inpatient and outpatient surgeries in a variety of specialties that include urology, ENT, general surgery, gynecology, podiatry, plastic surgery, oral surgery, and orthopedics. Other services include an in-house laboratory, diagnostic radiology, computed tomography scans and ultrasound. A wholly-owned subsidiary of USMD Hospital Division is the general partner of USMD Fort Worth. On March 1, 2010, THR purchased a 51% limited partnership interest in USMD Fort Worth and obtained certain governing rights in the entity’s amended partnership agreement. As a result, effective March 1, 2010, USMD no longer controls the partnership and therefore no longer consolidates its assets, liabilities and results of operations. Since USMD does maintain significant influence over USMD Fort Worth, it began accounting for the partnership using the equity method of accounting effective March 1, 2010.

•

USMD CTC Division is a healthcare management services company formed to develop, invest in, operate and/or manage cancer treatment centers providing radiotherapy solutions to advance cancer care. As of September 30, 2011 USMD CTC Division had six contractual agreements under which USMD CTC Division provided management services to eight cancer treatment centers located in Texas, Florida, Missouri and Arizona.

•

USMD Lithotripsy Division is a healthcare management services company formed to establish, invest in or acquire, operate and/or manage joint venture entities that provide lithotripsy services to hospitals, ambulatory surgery centers, and/or physician offices. As of September 30, 2011 USMD Lithotripsy Division provided management services to one lithotripsy service provider, had a limited partnership interest in but did not manage the operations of another lithotripsy service provider, and served as the general partner, managing member or limited partner in 20 other active lithotripsy service providers, primarily located in the South Central United States. The balance sheets and results of operations of the entities for which USMD served as the general partner are included in USMD’s consolidated financial statements.

Sources of Revenue

Subsequent to deconsolidation of USMD Arlington and USMD Fort Worth effective March 1, 2010, USMD Hospital Division primarily generates revenue from management services provided by USMD Hospital Division to USMD Arlington and USMD Fort Worth. Management fees are based on a percentage of each hospital’s adjusted net patient revenues, i.e., net patient service revenues and medical office building base rent minus bad debt expense. Hospital net patient service revenue depends on a variety of factors, such as surgical case volume, the case mix or intensity of utilization of services and the mix of third-party payer sources. USMD Hospital Division provides the hospitals with management, information technology and revenue cycle staff and the hospitals pay USMD Hospital Division for the labor costs associated with staffing these functions. Billings for these services are included in management services revenue.

USMD CTC Division primarily earns revenue through the provision of broad-based management services to cancer treatment centers. In addition, USMD CTC Division recognizes revenue that represents payment for certain operating expenses such as operations and revenue cycle staffing.

USMD Lithotripsy Division primarily generates revenue through the provision of lithotripsy services to hospitals in nine states. USMD typically provides these lithotripsy services to its hospital, ambulatory surgery center and physician office clients based on a contracted fee-for-service arrangement. USMD Lithotripsy Division also recognizes revenue that represents payments for certain operating expenses such as operations and revenue cycle staffing.

Key Developments

•

Effective March 1, 2010, THR purchased a 26% limited partnership interest in USMD Arlington from limited partners other than USMD, bringing its partnership interest to 51%. In addition, THR purchased an initial 51% limited partnership interest in USMD Fort Worth from partners other than USMD. USMD’s partnership interests in both hospitals were unchanged. THR also obtained significant governing rights in the amended partnership agreements for the two hospitals. As a result, effective March 1, 2010, USMD determined that it no longer controlled these two partnerships and therefore no longer consolidates their assets, liabilities and results of operations. Since USMD does maintain significant influence over these two partnerships, it began using the equity method of accounting effective March 1, 2010.

•

As a result of THR’s increased ownership in USMD Arlington and USMD Fort Worth, these hospitals began to utilize managed care contracts negotiated by THR with a phase-in period from April 2010 to June 2010. The new managed care contracts have resulted in substantially higher reimbursement rates for patient services, resulting in higher net patient service revenue for both hospitals and favorably impacting associated USMD Hospital Division management fee revenue.

•

On August 19, 2010, USMD, USMD Holdings, Inc. (“Holdings”), UANT Ventures, L.L.P. (“Ventures”) and Urology Associates of North Texas, L.L.P. (“UANT”) entered into a Contribution and Purchase Agreement, pursuant to which the shareholders of USMD will contribute all of their equity interests in USMD, and Ventures will contribute all of its assets, which at the time of the contribution will include all of the equity interests of UANT, to Holdings . The contribution by the USMD shareholders and by Ventures is collectively referred to as the “Contribution.” Immediately prior to the Contribution, UANT will merge with a subsidiary of Ventures and, as the surviving entity, will become a wholly-owned subsidiary of Ventures. As a result of the Contribution, the assets owned, and the businesses previously conducted separately, by USMD, UANT and Ventures will consolidate into Holdings as a single integrated urology health services company. The contribution was approved by the shareholders of USMD and the partners of UANT on August 23, 2011 and is expected to close in early 2012, subject to the satisfaction of certain closing conditions.

•

On May 23, 2011, Holdings and USMD executed a non-binding term sheet with an unaffiliated private investment firm (the “Investor”) that contemplated the sale of 60,000 shares of convertible preferred stock of Holdings at a price of $1,000 per share, representing a total purchase price of $60.0 million. The transaction was subject to the completion of Investor due diligence and the negotiation of definitive agreements on or before July 1, 2011. The parties engaged in due diligence and in the negotiation of the structure and terms of definitive agreements, but were unable to reach agreement on the terms of definitive agreements. On June 30, USMD agreed to extend the exclusivity period in the non-binding term sheet with Investor to August 1, 2011 and the parties continued to engage in due diligence and the negotiation of terms of a definitive agreement. The parties were unable to agree to terms of a definitive agreement prior to August 1, 2011 and the exclusivity period in the non-binding term sheet lapsed. On October 19, 2011, USMD agreed to extend the exclusivity period in the original non-binding term sheet between the Investor and USMD to December 31, 2011. The parties continue to discuss the structure and terms of a definitive agreement, though no agreement has been reached, and the Company does not anticipate that it will enter into any definitive agreement with Investor prior to closing the Contribution and related transactions, which the Company expects to occur in early 2012.

•

Effective September 30, 2011, Willowbrook Cancer Centers, LLC (“Willowbrook”) sold its operating assets (excluding cash and accounts receivable) to a third party, and as part of the same transaction, paid to USMD CTC a fee to terminate the management agreement between Willowbrook and USMD CTC. USMD CTC realized income of $3.7 million on termination of this contract, which is recorded in other operating revenue.

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

Supplemental Results of Operations of USMD

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table summarizes USMD’s results of operations for the periods indicated and is used in the discussions that follow (in thousands):

	Three Months Ended September 30,				Three Months Variance
	2011		2010		2011 vs. 2010
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Management services revenue	$5,890	37.9%	$5,516	48.8%	$374	6.8%
Lithotripsy revenue	5,948	38.3%	5,772	51.1%	176	3.0%
Other operating revenue	3,690	23.8%	15	0.1%	3,675	24500.0%

Net operating revenue	15,528	100.0%	11,303	100.0%	4,225	37.4%

Operating expenses:
Salaries, wages and employee benefits	5,454	35.1%	4,347	38.5%	1,107	25.5%
Medical supplies and services expense	90	0.6%	128	1.1%	(38)	-29.7%
Provision for doubtful accounts	(1)	0.0%	(59)	-0.5%	58	-98.3%
Other operating expenses	1,903	12.3%	1,796	15.9%	107	6.0%
Depreciation and amortization	205	1.3%	287	2.5%	(82)	-28.6%

	7,651	49.3%	6,499	57.5%	1,152	17.7%

Income from operations	7,877	50.7%	4,804	42.5%	3,073	64.0%
Other income (expense), net	200	1.3%	114	1.0%	86	75.4%

Income before provision for income taxes	8,077	52.0%	4,918	43.5%	3,159	64.2%
Provision for income taxes	(1,587)	-10.2%	(154)	-1.4%	(1,433)	930.5%

Net income	6,490	41.8%	4,764	42.1%	1,726	36.2%
Less: net income attributable to noncontrolling interests	(3,716)	-23.9%	(3,506)	-31.0%	(210)	6.0%

Net income attributable to USMD	$2,774	17.9%	$1,258	11.1%	$1,516	120.5%

Revenues

Net operating revenue increased 37.4% to $15.5 million for the three months ended September 30, 2011 from $11.3 million for the same period in 2010, due primarily to the $3.7 million income from the early termination of USMD CTC’s management agreement with Willowbrook, and increases in management services revenue and lithotripsy revenue.

Management services revenue includes revenue earned through the provision of management and staffing services to USMD’s managed entities and increased 6.8% to $5.9 million for the three months ended September 30, 2011 from $5.5 million for the same period in 2010. Hospital division management services revenue increased $0.3 million as a result of higher net patient services revenue at the hospitals due primarily to the mid-2010 assignment of THR managed care contracts. USMD Lithotripsy Division and USMD CTC Division management services revenue increased a combined $0.1 million as a result of an increase in patient cases. USMD is actively pursuing domestic and international investments and management contracts with radiation treatment centers.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy partnerships, which increased 3.0%, to $5.9 million for the three months ended September 30, 2011 from $5.8 million for the same period in 2010. This increase in revenue coincides with the lithotripsy partnership case count increase of 2.7% as compared to the same period in 2010.

Other operating revenue increased $3.7 million due to the $3.7 million income from the early termination of USMD CTC’s management agreement with Willowbrook. Willowbrook is in the process of collecting all outstanding receivables, winding up its business and dissolving. USMD CTC Division no longer manages the operations of Willowbrook and in the near future Willowbrook will cease operations.

Operating Expenses

Due to an increase in other operating revenue, salaries, wages and employee benefits as a percentage of revenue decreased to 35.1% for the three months ended September 30, 2011 from 38.5% for the same period in 2010. Excluding other operating revenue from the gain on the termination of the Willowbrook management agreement, salaries, wages and employee benefits as a percentage of revenue increased to 46.1% from 38.5%. Salaries, wages and benefits increased due to certain 2011 variable bonuses accrued in the USMD CTC Division and the USMD Lithotripsy Division as well as an increase of $0.4 million in stock compensation expense. Effective September 1, 2011, the Company granted a newly hired executive employee options to purchase 1,050,000 shares of the Company’s common stock at an exercise price of $3.00. USMD expects to incur $0.2 million and $0.3 million of stock compensation expense for the remainder of 2011 and each of the three succeeding years, respectively, related to this issuance.

Due to the prior year recovery of a receivable previously written off by USMD Lithotripsy Division, the provision for doubtful accounts increased $0.1 million for the three months ended September 30, 2011 compared to the same period in 2010. USMD’s divisions generally do not experience material bad debts.

Other operating expenses consist primarily of professional fees, rent and lease expenses, facilities expense, travel expense and other expense. Other operating expenses increased $0.1 million to $1.9 million for the three months ended September 30, 2011 from $1.8 million for the same period in 2010 primarily due to slight increase in expenses for travel, leases and collections.

Non-Operating Income and Expenses

Other income increased $0.1 million to $0.2 million for the three months ended September 30, 2011, compared to the same period in 2010. The variance is primarily due to a $0.1 increase in equity in income of the Willowbrook Cancer Treatment Center.

The income tax provision increased $1.4 million to $1.6 million for the three months ended September 30, 2011, from $0.2 million for the same period in 2010. USMD’s effective tax rates were 35.7% and 29.5% for the three months ended September 30, 2011 and 2010, respectively, excluding the effect of net income attributable to noncontrolling interests.

Net income attributable to noncontrolling interests increased $0.2 million to $3.7 million for the three months ended September 30, 2011, from $3.5 million for the same period in 2010, primarily due to a $0.2 million increase related to lithotripsy partnership interests.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table summarizes USMD’s results of operations for the periods indicated and is used in the discussions that follow (in thousands):

	Nine Months Ended September 30,				Nine Months Variance
	2011		2010		2011 vs. 2010
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Management services revenue	$17,594	46.5%	$14,171	31.5%	$3,423	24.2%
Lithotripsy revenue	16,519	43.7%	15,392	34.2%	1,127	7.3%
Net patient service revenue	—	0.0%	14,895	33.1%	(14,895)	-100.0%
Other operating revenue	3,690	9.8%	512	1.1%	3,178	620.7%

Net operating revenue	37,803	100.0%	44,970	100.0%	(7,167)	-15.9%

Operating expenses:
Salaries, wages and employee benefits	15,143	40.1%	16,682	37.1%	(1,539)	-9.2%
Medical supplies and services expense	290	0.8%	4,981	11.1%	(4,691)	-94.2%
Provision for doubtful accounts	28	0.1%	1,748	3.9%	(1,720)	-98.4%
Other operating expenses	6,348	16.8%	6,782	15.1%	(434)	-6.4%
Depreciation and amortization	715	1.9%	1,692	3.8%	(977)	-57.7%

	22,524	59.6%	31,885	70.9%	(9,361)	-29.4%

Income from operations	15,279	40.4%	13,085	29.1%	2,194	16.8%
Other income (expense), net	718	1.9%	11,351	25.2%	(10,633)	-93.7%

Income before provision for income taxes	15,997	42.3%	24,436	54.3%	(8,439)	-34.5%
Provision for income taxes	(2,411)	-6.4%	(5,716)	-12.7%	3,305	-57.8%

Net income	13,586	35.9%	18,720	41.6%	(5,134)	-27.4%
Less: net income attributable to noncontrolling interests	(10,040)	-26.6%	(8,303)	-18.5%	(1,737)	20.9%

Net income attributable to USMD	$3,546	9.4%	$10,417	23.2%	$(6,871)	-66.0%

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

Revenues

Net operating revenue decreased 15.9% to $37.8 million for the nine months ended September 30, 2011 as compared to the same period in 2010, due primarily to reductions in net patient service revenue related to deconsolidation of the hospitals, offset by a $3.7 million gain on the early termination of USMD’s management contract by the Willowbrook Cancer Treatment Center and increases in management services revenue and lithotripsy revenue.

        Management services revenue includes revenue earned through the provision of management and staffing services to USMD’s managed entities. Management services revenue increased $3.4 million or 24.2% to $17.6 million for the nine months ended September 30, 2011 compared to the same period in 2010 due to increases of $1.8 million in management services revenue from hospitals that had previously been eliminated in consolidation as well as $1.0 million at USMD Hospital Division related to the favorable impact of the THR managed care contracts, which became effective during the second quarter of 2010. USMD CTC Division management services revenue increased $0.5 million as a result of two new cancer treatment centers that opened in January and August 2010. USMD is actively pursuing domestic and international investments and management contracts with radiation treatment centers.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which increased 7.3%, or $1.1 million, to $16.5 million for the nine months ended September 30, 2011 from $15.4 million for the same period in 2010. Approximately $0.3 million of the increase was related to deconsolidation of the USMD Arlington and USMD Fort Worth, which resulted in the activity of one lithotripsy entity that had been previously eliminated in consolidation being included in the consolidated results of operations. Revenue of non-hospital related lithotripsy entities increased 6.3% or $0.8 million while case counts increased 6.1% as compared to the same period in 2010.

Other operating revenue includes the $3.7 million gain on the early termination of USMD CTC’s management contract by Willowbrook and is offset by a decrease of $0.5 million in other hospital revenue and miscellaneous revenue due to deconsolidation of USMD Arlington and USMD Fort Worth.

Operating Expenses

Salaries, wages and employee benefits as a percentage of revenue increased to 40.1% for the nine months ended September 30, 2011, from 37.1% for the same period in 2010, primarily due to the deconsolidation of USMD Arlington and USMD Fort Worth. The deconsolidated hospital salaries, wages and benefits had a lower cost as a percentage of revenue than hospital management salaries, wages and benefits. Excluding other operating revenue from the gain on the termination of the Willowbrook management agreement, salaries, wages and employee benefits as a percentage of revenue increased to 44.4% from 37.1%. The decline due to the deconsolidation was offset by slight increases in certain 2011 variable bonuses accrued in the USMD CTC Division and the USMD Lithotripsy Division. In addition, staffing expense increased due to the two new cancer treatment centers and the expansion of centralized financial reporting staff at USMD.

Medical supplies and services expense decreased $4.7 million due to deconsolidation of USMD Arlington and USMD Fort Worth.

Due to deconsolidation of the USMD Arlington and USMD Fort Worth, the provision for doubtful accounts decreased $1.7 million for the nine months ended September 30, 2011 compared to the same period in 2010. USMD’s divisions generally do not experience material bad debts.

Depreciation and amortization decreased $1.0 million primarily due to deconsolidation of USMD Arlington and USMD Fort Worth.

Other operating expenses consist primarily of professional fees, rent and lease expenses, facilities expense, travel expense and other expense. Other operating expenses decreased $0.4 million to $6.3 million for the nine months ended September 30, 2011, from $6.8 million for the same period in 2010 primarily due to deconsolidation of USMD Arlington and USMD Fort Worth, offset by a $1.6 million increase in professional fees due to legal, audit and consulting costs associated with the Contribution and filing of the Form S-4 registration statement. In addition, travel expense increased 0.2 million and collection fees and other expenses increased $0.1 million each.

Non-Operating Income and Expenses

Other income decreased $10.7 million to $0.7 million for the nine months ended September 30, 2011, from $11.4 million for the same period in 2010. The variance is primarily related to the March 2010 $12.4 million gain on deconsolidation of USMD Arlington and USMD Fort Worth. The deconsolidation gain represented an adjustment of the investment in USMD Arlington and USMD Fort Worth to estimated fair market value at March 1, 2010. In addition, equity in income of nonconsolidated affiliates increased $0.6 million, including $1.1 million for the deconsolidated partnerships offset by a $0.4 million reduction at a cancer treatment center and a $0.1 million loss in equity in income of nonconsolidated affiliates at the Company’s new Monterrey Mexico cancer treatment center that is incurring start-up costs prior to opening for patient visits. Interest expense decreased $1.2 million primarily due to deconsolidated partnership activity.

The income tax provision decreased $3.3 million to $2.4 million for the nine months ended September 30, 2011, from $5.7 million for the same period in 2010. USMD’s effective tax rates were 37.1% and 35.3% for the nine months ended September 30, 2011 and 2010, respectively, excluding the effect of net income attributable to noncontrolling interests. The increase in the effective rate is primarily due to facilitative registration statement stock issuance expenses, which are nondeductible for tax purposes.

Net income attributable to noncontrolling interests increased $1.7 million to $10.0 million for the nine months ended September 30, 2011, from $8.3 million for the same period in 2010, primarily related to losses at the hospitals prior to the March 2010 deconsolidation and a $0.7 million increase in 2011 related to lithotripsy partnership interests.

Supplemental Liquidity and Capital Resources of USMD

The following table summarizes USMD’s cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Nine Months Ended September 30,		Nine Months Variance
	2011	2010	2011 vs. 2010
Cash flows from operating activities:
Net income	$13,586	$18,720	$(5,134)
Net income to net cash reconciliation adjustments	128	(3,668)	3,796
Change in operating assets and liabilities	1,049	(555)	1,604

Net cash provided by operating activities	14,763	14,497	266

Cash flows from investing activities:
Capital expenditures	(174)	(30)	(144)
Investments in nonconsolidated affiliates	(340)	—	(340)
Decrease in cash due to deconsolidation of subsidiaries	—	(4,790)	4,790

Net cash used in investing activities	(514)	(4,820)	4,306

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(685)	(2,136)	1,451
Distributions to noncontrolling interests, net of contributions	(9,586)	(8,855)	(731)

Net cash used in financing activities	(10,271)	(10,991)	720

Net increase (decrease) in cash and cash equivalents	3,978	(1,314)	5,292
Cash and cash equivalents at beginning of year	7,477	7,990	(513)

Cash and cash equivalents at end of period	$11,455	$6,676	$4,779

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net cash provided by operating activities increased $0.3 million for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to a $1.6 million increase in cash flow from working capital accounts offset by a $1.3 million decrease in net income after net income to net cash reconciliation adjustments.

Net cash used in investing activities decreased $4.3 million due primarily to deconsolidation of the hospital activity offset by a $0.3 million investment in a nonconsolidated affiliate and a $0.1 million increase in capital expenditures. USMD expects to incur approximately $1.1 million per year in future capital expenditures, primarily attributable to the replacement of lithotripters at its consolidated lithotripsy entities.

Net cash used in financing activities decreased $0.7 million due to reductions in repayments of long-term debt offset by increased distributions to noncontrolling interests. Of the $1.5 million reduction in debt repayments, $0.4 million of it was attributable to payments made by USMD Arlington and USMD Fort Worth prior to deconsolidation. In addition, USMD paid off certain corporate debt obligations in 2010, resulting in a $1.1 million reduction in cash used for debt repayments in 2011. The $0.7 million increase in distributions to lithotripsy entities was due to increased profitability at those entities.

Capital Resources and Debt Obligations

USMD expects to continue to fund operations and meet principal and interest payment obligations utilizing cash flows from operations. Routine distributions from both managed hospitals serve as a critical source of cash flows for USMD. USMD Fort Worth made its first distribution in the third quarter of 2011. Hospital managed care contracted reimbursement rates that went into effect in mid-2010 have improved managed hospital profitability and may permit continued future routine distributions from USMD Arlington and USMD Fort Worth, subject to credit facility restrictions. USMD will need future distributions from USMD Arlington and USMD Fort Worth in order to meet its debt obligations under the $30 million subordinated debt to be issued in connection with the Contribution.

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

USMD believes it has reached its corporate debt capacity. No significant additional debt funding is available under corporate credit facilities and notes payable; however, USMD believes that demonstrated and sustained increases in profitability and cash reserves will permit lenders to extend credit in the future. Lithotripsy entities have demonstrated the ability to obtain financing to fund equipment purchases. The following table illustrates the components of USMD’s debt structure as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
USMD Inc.
Subordinated notes payable	$731	$731
USMD Lithotripsy Division subordinated notes payable	7,381	7,687

	8,112	8,418
Lithotripsy entities
Notes payable	210	386
Capital lease obligations	1,118	1,321

	1,328	1,707

Total long-term debt	9,440	10,125
Less: current portion	(1,618)	(892)

Long-term debt, less current portion	$7,822	$9,233

The lithotripsy entities’ notes payable have certain debt covenant requirements. Events beyond the entities’ control can affect their ability to meet covenant requirements and a breach of any of these covenants could result in a default of the note(s) payable. Upon the occurrence of an event of default, amounts outstanding under those notes payable may become due and payable. As of September 30, 2011, the lithotripsy entities were in compliance with their contractually required debt covenants.

Maturities of USMD long-term debt and future minimum capital lease payments are as follows at September 30, 2011 (in thousands):

	Long-Term Debt	Capital Leases (1)	Total
October 2011 through December 2011	$180	$79	$259
Year Ending December 31,
2012	1,353	318	1,671
2013	513	318	831
2014	561	318	879
2015	614	282	896
2016	671	8	679
Thereafter	4,430	—	4,430

Total	$8,322	$1,323	$9,645

(1)	includes related principal and interest

Supplemental Critical Accounting Policies of USMD

USMD discusses its significant accounting policies in Note 3, Summary of Significant Accounting Policies, to the December 31, 2010 consolidated financial statements included in USMD Holdings, Inc. Form S-4 registration statement filed with the SEC. Those significant accounting policies that USMD considers to be the most critical to aid in fully understanding and evaluating reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in USMD’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” in the USMD Holdings, Inc. Form S-4 registration statement filed with the SEC.

Since the issuance of the USMD December 31, 2010 consolidated financial statements, there have been no material changes to USMD’s critical accounting policies.

Recent Accounting Pronouncements

For information regarding recently issued and adopted accounting pronouncements, see Note 2, Recent Accounting Pronouncements, to the USMD condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Item 4.	Controls and Procedures.

Holdings maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Holdings disclosure controls and procedures are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to its management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Holdings conducted an evaluation under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in Holdings’ internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the fiscal quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect Holdings’ internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities

In July 2011, Holdings initiated an employee stock grant program in accordance with the Holdings’ 2010 Equity Compensation Plan. Under this stock grant program, on September 2, 2011, Holdings awarded an aggregate of 38,900 restricted shares of its common stock to 389 employees of USMD and UANT. Until the restrictions lapse, the shares cannot be sold, assigned, pledged, or otherwise transferred, and are subject to forfeiture upon termination of employment. The shares were granted in consideration of services provided by such employees, and were valued above the market value of such shares on the date of grant. The offer and sale of such shares of Holdings’ common stock were effected in reliance on the exemption for offers and sales of securities pursuant to certain compensatory benefit plans, as set forth in Rule 701 promulgated under the Securities Act of 1933.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Contribution and Purchase Agreement, dated as of August 19, 2010, by and among the USMD Holdings, Inc., USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

3.1	Certificate of Incorporation of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

3.2	Bylaws of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

31.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Christopher Dunleavy
Christopher Dunleavy, Chief Financial Officer
(On behalf of registrant and as Principal Financial Officer)

Date: November 14, 2011