Form 10-K
period 2011-12-31
USMD Holdings, Inc.
filed 2012-03-30
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2011, was zero; no non-affiliate shares of common stock were held by non-affiliates. For the purpose of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2011 have been deemed affiliates.

As of March 23, 2012, there were 37,900 shares of the registrant’s common stock, par value $0.01 outstanding.

USMD HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2011

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and from time to time management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent management’s current expectations regarding future events, many of which, by their nature, are inherently uncertain and outside of its control. The forward-looking statements contained in this Annual Report are based on information as of the date of this Annual Report. Many of these forward-looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. Whenever possible, we identify these statements by using words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, for future-tense or conditional constructions (“will,” “may,” “should,” “could,” etc.). We caution you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and our actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law. Many factors that could cause actual results to differ from those in the forward-looking statements including, among others, those discussed under “Risk Factors,” in our Registration Statement on Form S-4 as amended and those described elsewhere in this Annual Report and from time to time in future reports that we file with the Securities and Exchange Commission.

PART I

Item 1.	Business

General

USMD Holdings, Inc., a Delaware corporation (“Holdings”), was formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation (“USMD”), Urology Associates of North Texas, LLP, a Texas limited liability partnership (“UANT”), and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”). On August 19, 2010, Holdings, USMD, Ventures and UANT entered into a Contribution and Purchase Agreement (such agreement, the “Original Contribution Agreement”) pursuant to which the entities would combine into a single integrated health services company (such transaction, the “Contribution”). Immediately prior to the Contribution, a subsidiary of Ventures would merge with and into UANT, resulting in UANT becoming a wholly-owned subsidiary of Ventures, and certain of the USMD shareholders would contribute all or a portion of their shares of USMD common stock to Ventures in exchange for partnership interests in Ventures. When the Contribution is consummated, Ventures would contribute its assets, which would include its equity interests in USMD and UANT, and the remaining USMD shareholders would contribute their USMD, shares to Holdings in exchange for shares of Holdings common stock. Holdings described the Contribution in its Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2010 (File No. 333-171386) and declared effective by the SEC on July 25, 2011. On August 23, 2011, the shareholders of USMD and the partners of Ventures voted on and approved the Original Contribution Agreement.

Prior to the consummation of the Contribution, on December 1, 2011, Ventures and Holdings entered into a merger agreement with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”), and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel Management Services, L.L.C., a Texas limited liability company (“Impel”). These merger agreements provide that subsidiaries of Ventures will merge with and into each of MCNT and Impel, resulting in these businesses becoming wholly-owned subsidiaries of Ventures prior to the closing of the Contribution. As a result of these merger agreements, on February 9, 2012, Holdings, USMD, UANT and Ventures executed an amendment to the Original Contribution Agreement (the “Amendment”) to reflect, among other changes, that Ventures will contribute to Holdings, in addition to its equity interests in USMD and UANT, its equity interests in MCNT and Impel as part of the Contribution. Holdings expects the Contribution to close in mid—2012.

Through December 31, 2011, Holdings had no operations or cash flows except for the expenses associated with share based payment and periodic reporting to the SEC. Holdings’ only assets, liabilities and equity are related to these items. However, should the Contribution be consummated, Holdings will be comprised of the businesses currently conducted by UANT, USMD, Ventures, MCNT and Impel. The predecessor company to Holdings for accounting purposes will be USMD.

USMD

USMD is a health care management company with its headquarters located in Irving, Texas. USMD and its wholly-owned subsidiaries provide finance, revenue cycle, centralized business office, clinical, operational and business development services, or a selection of these management services to healthcare providers. USMD owns and operates three healthcare management subsidiaries–USMD Hospital Division, USMD Cancer Treatment Center Division and USMD Lithotripsy Division–that were formed principally to establish, invest in or acquire, operate and/or manage acute-care hospitals, cancer treatment centers and lithotripsy service providers. USMD is a holding company that owns, either directly or through a wholly-owned subsidiary, 100% of the following subsidiaries:

•

Mat-RX Development, L.L.C. (“USMD Hospital Division”) is a healthcare management services company that has a beneficial partnership interest of 5% in USMD Hospital at Arlington, L.P., a Texas limited partnership (“USMD Arlington Hospital”) which owns a general acute care hospital in Arlington, Texas. USMD Hospital Division also has a beneficial partnership interest of 20% in USMD Hospital at Fort Worth, L.P., a Texas limited partnership (“USMD Fort Worth Hospital”), which owns a general acute care hospital in Fort Worth, Texas. USMD Hospital Division owns 100% of the equity interests of the general partners of both of these partnerships and manages their hospital operations pursuant to long-term contractual management agreements. Effective March 1, 2010, Texas Health Resources (“THR”), a large non-profit health system in North Texas, purchased a 26% limited partnership interest in USMD Arlington Hospital from limited partners other than USMD, bringing THR’s partnership interest in USMD Arlington Hospital to 51%. In addition, THR purchased an initial 51% limited partnership interest in USMD Fort Worth Hospital from partners other than USMD. USMD’s partnership interests in both hospital partnerships were unaffected. THR also obtained additional governing rights in the amended partnership agreements for the two partnerships. As a result, effective March 1, 2010, USMD determined that it no longer controls these two partnerships and therefore no longer consolidates their assets, liabilities and results of operations. Since USMD does maintain significant influence over these two partnerships, it began using the equity method of accounting effective March 1, 2010.

•

USMD Cancer Treatment Centers, L.L.C. (“USMD CTC Division’) is a healthcare management services company formed to develop, invest in, operate and/or manage cancer treatment centers providing radiotherapy solutions to advance cancer care. As of December 31, 2011, USMD CTC Division had six contractual agreements under which USMD CTC Division provided management services to eight operational cancer treatment centers located in Texas, Florida, Missouri and Arizona.

•

U.S. Lithotripsy, L.P. (“USMD Lithotripsy Division”) is a healthcare management services partnership formed to establish, invest in or acquire, operate and/or manage joint venture entities that provide lithotripsy services to hospitals, ambulatory surgery centers, and/or physician offices. As of December 31, 2011, USMD Lithotripsy Division provided management services to two lithotripsy service provider, and served as the general partner, managing member or limited partner in 20 other active lithotripsy service providers, primarily located in the South Central United States. The balance sheets and results of operations of the entities for which USMD served as the general partner are included in USMD’s consolidated financial statements.

UANT

UANT is a Texas limited liability partnership and a physician group practice that provides professional and ancillary urological healthcare services to patients in the greater Dallas/Fort Worth metropolitan area. These healthcare services include general urology, male infertility and sexual dysfunction, pediatric urology, incontinence, neurourology, oncology, special surgery, cryosurgery and radiation oncology. UANT is one of the largest fully-integrated physician group practices in the United States specializing in urology and has one of the largest robotic surgery programs in the United States. As of December 31, 2011, UANT’s physician group practice included 53 physicians who practice at 23 different locations across the North Texas area.

Ventures

Ventures is a Texas limited liability partnership that was formed by the partners of UANT to hold certain passive investment interests of UANT. Ventures’ assets consist of a 23.4% ownership interest in USMD Arlington Hospital, a 10.9% ownership interest in USMD Fort Worth Hospital and a 0.9% interest in Rocky Mountain Medical Center, LP (dba North Texas Hospital).

MCNT

MCNT is a Texas professional association and a physician-owned and physician-controlled multi-specialty group practice that, as of December 31, 2011, had 143 physicians and 41 sites located throughout the Dallas/Fort Worth metropolitan area. MCNT is the largest independently owned multi-specialty group practice in the Dallas/Fort Worth metropolitan area and provides professional medical services to patients in the specialties of family medicine, internal medicine, obstetrics and gynecology, pediatrics, psychotherapy, sports medicine, rheumatology, endocrinology, infectious disease, geriatrics, neurology, podiatry, general surgery, allergy and immunology, travel medicine and diabetes education.

Impel

Impel is a physician practice management company that handles all training, accounting, finance, operations management, marketing, billing and collection services for MCNT, and has interlocking ownership and management with MCNT. Impel currently manages each of MCNT’s 41 medical clinics, but does not manage any third party clinics. Impel also provides Electronic Health Record (“EHR”) and Electronic Practice Management (“EPM”) services through its wholly-owned subsidiary, Impel Consulting Experts, LLC (“ICE”). ICE currently provides physician and staff training and has approximately 31 clients in 20 different states

Holdings will operate the businesses that are currently owned and operated by USMD, UANT, Ventures, MCNT and Impel. The growth and success of Holdings in the near term largely depends on Holdings’ ability to:

•	consummate the Contribution;

•	increase the number of patients served by its subsidiaries and the health care providers it manages;

•	successfully open new facilities or expand existing facilities;

•	successfully integrate its acquired and/or managed facilities into existing operations; and

•	maintain productive relationships with physician and hospital partners.

In addition, Holdings intends to vertically expand its business in the North Texas service area by developing or acquiring complementary physician group practices and ancillary healthcare service providers. Holdings plans to horizontally expand its business in other strategic service areas by developing strategic alliances with large integrated urology practices and expanding the medical service lines of those medical groups in those service areas. Holdings believes that the opportunity to execute its business combination with USMD, UANT, Ventures, MCNT and Impel and to develop or acquire targeted physician group practices and ancillary healthcare service providers will place it in a position to achieve its goal of becoming a regional or national integrated health services company.

Competition

The healthcare management services market is highly competitive, mostly regional and highly fragmented. Most of our competitors have significant resources and market share is concentrated in large urban markets. As an integrated health services company, we will compete with healthcare companies for patients, physicians and for contracts with insurers or managed care payers. Competition for insurers or managed care contracts is focused on the pricing, number of facilities in the market and affiliation with key physician groups in a particular market. We will also compete with regional and local providers of healthcare services such as medical facilities, hospitals, clinics, individual practitioners, free-standing facilities and physicians practice groups. The largest physician practice group competitors are hospital owned foundations. There are two physician group practices in the Dallas/Fort Worth metropolitan area with over 100 members—Texas Health Physician’s Group with approximately 420 physicians and physician extenders and Health Texas Provider Network with approximately 459 members.

We expect to be well-positioned to compete in these markets because of our alignment with key physicians in the DFW market and our broad array of healthcare services. These services will include, but not be limited to, physician, acute-care hospital, radiation, cyber knife, imaging, lithotripsy, video urodynamic, clinical and anatomical pathology laboratory services.

We believe few companies on a national, regional or local basis currently provide an array of services that is comparable to the services provided by Impel. Many of Impel’s competitors have minimal experience with the NextGen EHR/EPM systems. Those companies that are experienced in these systems have fewer numbers of employees, are unable to leverage economies of scale and lack incumbent relationships with large physician groups. There are larger general consulting companies that are attempting to gain entry into the NextGen consulting space. Examples of these include Dell Healthcare and ACS Healthcare Solutions, but Impel believes these companies currently do not have personnel that are as qualified or experienced as Impel’s in developing, training and implementing NextGen platforms. This is illustrated by the fact that NextGen itself frequently subcontracts with ICE to provide consulting services sold to its clients through its own internal consulting organization, NextGen Professional Consulting Services.

Impact of Certain Government Regulations

Government Reimbursement – Medicare

Holdings’ managed and/or owned healthcare service providers are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which they operate. These laws and regulations generally apply to all healthcare service providers who accept assignment of benefits of government program beneficiaries, although there are some differences in requirements such as reimbursement, and licensing, that may be specific to certain types of service providers (i.e. hospital, free-standing center, physician practice, etc,). All of Holdings’ subsidiaries and managed entities participate in various government programs and Holdings fulfills its management responsibilities to all of its client providers, in part, by ensuring its clients subject to these requirements comply with all applicable regulatory, legislative, licensing, accreditation and other requirements.

Title XVIII of the Social Security Act, 42 U.S.C. § 7, authorizes Part A of the Medicare program. Medicare is the health insurance program that pays for inpatient care for covered persons (generally those aged 65 and older and the long-term disabled) administered by the Centers for Medicare and Medicaid Services (“CMS”). Healthcare providers participate in the Medicare program subject to certain conditions of participation and upon acceptance of an agreement by the Secretary of Health and Human Services (“HHS”). Only enumerated services, upon the satisfaction of certain criteria, are eligible for Medicare reimbursement. Many aspects of the Medicare program are subject to annual budget-related reductions, while the structure of the program itself often is amended by Congress.

Healthcare providers are paid for services provided to Medicare beneficiaries in accordance with predetermined rates published annually by CMS. Hospitals are paid for inpatient services based on predetermined rates for treating or performing various diagnoses and procedures which have been grouped into diagnosis-related groups (“DRGs”) applicable to each patient discharge, known as the prospective payment system (“PPS”). Under PPS, hospitals are reimbursed for inpatient operating costs on a per discharge basis at fixed rates established for identified diagnosis-related groups. These rates are adjusted according to national market basket and regional wage indexes, which is the estimate by HHS of the annual change in cost of goods and services used by hospitals in treating outpatients and are subject to reduction by Congress.

Hospitals are paid for outpatient services based on predetermined rates for performing various procedures identified by Current Procedural Terminology (“CPT”) and Healthcare Common Procedure Coding System (“HCPCS”) code sets under an outpatient prospective payment system (“OPPS”) fee schedule known as Ambulatory Payment Classifications (“APCs”) applicable to each CPT/HCPCS code. Under OPPS, hospitals are reimbursed for outpatient operating costs on a per procedure basis at fixed rates established for identified ambulatory payment classifications. These rates are adjusted according to national market basket and regional wage indexes, which is the estimate by HHS of the annual change in cost of goods and services used by hospitals in treating outpatients and are subject to reduction by Congress.

Physicians are paid for services provided to Medicare beneficiaries in accordance with a physician fee schedule that establishes on an annual basis predetermined rates for services provided based on a CPT code assigned to services. Other healthcare providers are paid for services provided to Medicare beneficiaries based on similar fee schedules established by CMS and adjusted on an annual basis.

Because rates for services provided are typically standard based on rates assigned to specific codes, in some cases, the payment received for a particular service provided may exceed the actual costs associated therewith, while in other cases the payment may be less than actual costs.

Government Reimbursement – Medicaid

Medicaid is a federal-state cooperative which is administered in Texas, subject to certain federal requirements, by the Texas State Department of State Health Services and its designated administration contractors. The administration of the program is accomplished through contracts and agreements with medical providers; Texas Medicaid & Healthcare Partnership, the claims administrator; MAXIMUS, the enrollment broker; various managed care organizations; the Institute for Child Health Policy, the quality monitor; and state agencies. Federal matching funds are available for a portion of the state’s Medicaid program expenditures. The primary beneficiaries of the Medicaid program are children, pregnant women, disabled individuals and the elderly. Hospital benefits are available under the Medicaid program, within prescribed limits, to persons meeting certain maximum income levels and other need requirements. The Texas Medicaid Program implemented a diagnostic-related, group-based, prospective payment system effective September 1, 1986. Generally, reimbursement for outpatient hospital surgery is limited to the lesser of the amount reimbursed to an ambulatory surgical center for similar services, the hospital’s actual charge, or the allowable cost. Reimbursement of ambulatory surgery center procedures is based on the CMS-approved Ambulatory Surgical Code Groupings payment schedule.

Program Adjustments

A significant portion of Holdings’ revenue will be dependent upon Medicare and Medicaid payments to the healthcare providers that we own, operate, and/or manage, and it is unlikely that Holdings could ever attract a sufficient number of private-pay patients to operate profitably without reimbursement from government healthcare programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payment to facilities. The final determination of amounts earned under these programs can require many years, because of audits by the program representatives, providers’ rights of appeal, and the application of numerous technical reimbursement provisions. Until final adjustment, however, significant issues remain unresolved and any established reserves may not be sufficient to cover such adjustments. There can be no assurance that payments under governmental programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.

General Healthcare Regulation

There is ever-increasing scrutiny by law enforcement authorities, the Office of Inspector General (“OIG”), HHS, CMS, the courts and Congress of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. HHS, the courts and Congress have also demonstrated a willingness to look behind the formalities of an entity’s structure to determine the underlying purpose of payments between healthcare providers and potential referral sources. Enforcement actions have increased, as evidenced by recent Federal court decisions and activities initiated by the OIG.

Federal Illegal Remuneration Statute

The federal illegal remuneration statute applicable to Medicare, Medicaid, and all federal and state healthcare programs (except the Federal Employee Health Benefit Program) (“Government Programs”) prohibits the offer, payment, solicitation, or receipt of any remuneration, directly or indirectly, covertly or overtly, in cash or in kind, for (i) the referral of patients, or arranging for the referral of patients, for the provision of items or services for which payment may be made under the Government Programs; or (ii) the purchase, lease or order, or arranging for the purchase, lease or order, of any good, facility, service or item for which payment may be made under the Government Programs. Limited safe harbor regulations define a narrow scope of practices that will be exempted from federal prosecution or other enforcement actions. However, the safe harbor regulations do not exempt a wide range of activities engaged in by hospitals, physicians and others. Activities that fall outside of the safe harbor regulations are not illegal per se, but may subject the activity to a greater degree of scrutiny. A violation of the illegal remuneration statute constitutes a felony criminal offense, and applicable criminal sanctions include imprisonment of up to five years, fines up to $25,000, civil monetary penalties and exclusion from the Medicare and Medicaid programs. Civil sanctions include up to $50,000 for each prohibited act and up to three times the total amount of remuneration offered, paid, solicited or received.

Any financial arrangement between a referring physician or other person in a position to influence the referral of patients for healthcare services and a provider of healthcare services must be evaluated to ensure that the financial arrangement either fits within a recognized safe harbor to the federal illegal remuneration statute or does not violate the statute under a traditional anti-kickback legal and compliance analysis. After the closing of the Contribution, Holdings will be beneficially owned by many physicians who are in a position to refer patients to healthcare facilities owned, operated, and/or managed by Holdings, which implicates the federal illegal remuneration statute. Holdings believes that the Contribution has been structured to minimize federal illegal remuneration statute compliance risks associated with physician ownership of the healthcare providers owned, operated, and/or managed by Holdings. We expect that, after the closing of the Contribution, Holdings will satisfy the elements of a safe harbor for investments in large, publicly-traded companies.

Some of the directors and officers of Holdings are physicians who may be in a position to refer patients to healthcare facilities owned and operated by Holdings. Federal illegal remuneration statute safe harbors exist for such arrangements, and Holdings will ensure that these and other financial arrangements between any physician and Holdings either satisfy the elements of an applicable safe harbor or do not otherwise violate the federal illegal remuneration statute.

In addition, certain facilities owned in part and operated by Holdings, specifically but not limited to USMD Arlington Hospital, USMD Fort Worth Hospital and several lithotripsy service providers owned and operated by USMD Lithotripsy Division, are also directly owned in part by physicians. The financial arrangements between those physicians and all entities owned and operated by Holdings have also been structured to fit within safe harbors to, or otherwise not violate, the federal illegal remuneration statute, and we continually monitor healthcare laws and regulations for changes in the federal illegal remuneration statute.

Federal Self-Referral Statute

Section 1877 of the Social Security Act (commonly known as the “Stark Law”) prohibits physicians from referring Medicare and Medicaid patients for certain “designated health services” reimbursable by the Medicare or Medicaid programs to entities with which the physicians (or their immediate family members) have a financial relationship. A financial relationship may be an ownership interest (through debt, equity, or otherwise) or a compensation arrangement, and may be direct or indirect. In addition to prohibiting the referral for services, the Stark Law bans billing and collecting for services rendered pursuant to a prohibited referral. These restrictions are absolute, without regard to the intention of the parties. They are inapplicable, however, if the financial relationship falls within a statutory or regulatory exception.

The Stark Law potentially prohibits the referral of eleven categories of health services, including: clinical laboratory services; physical therapy services; occupational therapy services; radiology services (including magnetic resonance imaging, computed tomography scans and ultrasound); radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices; home health services and supplies; outpatient prescription drugs; and inpatient and outpatient hospital services. The Stark Law requires a provider to timely refund any payments received for services furnished as a result of a prohibited referral. Civil monetary penalties of $15,000 may be assessed for each instance of which timely refunds were not made or claims were submitted for services that the provider knew or should have known were furnished pursuant to prohibited referrals, and a $100,000 penalty may be assessed for circumvention schemes. Finally, violators may be subject to suspension or exclusion from the Medicare and Medicaid programs.

After the closing of the Contribution, many physicians who have an ownership interest in Holdings will be in a position to refer patients for the provision of services subject to the Stark Law to healthcare facilities owned, operated, and/or managed by Holdings. Holdings believes that the Contribution has been structured to minimize any risk that referrals from such physician to Holdings’ healthcare facilities will violate the Stark Law.

The Stark Law contains a specific statutory and regulatory exception for physician ownership of publicly traded securities. This exception provides that physician ownership of an investment interest in a company will not trigger the Stark Law’s self referral prohibitions if the investment securities, at the time a referral is made: could be purchased on the open market; are listed on a national exchange such as the NASDAQ Capital Market; are traded under an automated interdealer quotation system operated by the National Association of Securities Dealers; and are in a corporation with shareholders’ equity exceeding $75 million at the end of the most recent fiscal year or on average during the previous three fiscal years. Holdings believes that any physician ownership interest in the form of Holdings common stock will satisfy all of the elements of this exception and thus will not trigger the Stark Law’s self-referral prohibitions; however, there can be no guarantee that Holdings will continue to satisfy this exception or that the government will not modify the requirements of this exception in the future.

Some of the directors and officers of Holdings are physicians who may be in a position to refer patients to healthcare facilities owned and operated by Holdings. Stark Law exceptions exist for such arrangements, and Holdings will ensure that these and other financial arrangements between any physician and Holdings fit within a recognized exception if the physician in question is in any position to refer patients or otherwise generate business for Holdings.

Certain facilities intended to be partly owned and operated by Holdings, specifically USMD Arlington Hospital, USMD Fort Worth Hospital and several lithotripsy service providers, are also directly owned in part by physicians. While CMS does not currently consider lithotripsy a healthcare service subject to the Stark Law’s self-referral prohibitions, contracts between lithotripsy companies partly owned and hospitals partly owned by Holdings do create indirect financial arrangements between those physicians and Holdings. These financial arrangements have also been structured to fit within recognized exceptions to the Stark Law, and we continually monitor the Stark Law and all healthcare laws and regulations for changes. The Stark Law has been subject to extensive change and interpretation in recent years and we expect that the government will continue to revise current regulations and issue new regulations to curb what it feels are abuses within the healthcare industry.

False Claims Act Liability and Enforcement Actions

The federal False Claims Act, 31 U.S.C. § 3729, imposes civil money liability on persons or entities who, among other things: (i) knowingly present or cause to be presented a false or fraudulent claim for payment to the United States; (ii) knowingly use a false record or statement to obtain payment on a false or fraudulent claim paid by the United States; or (iii) engage in a conspiracy to defraud the United States by getting a false or fraudulent claim paid. The “knowing” standard under the False Claims Act requires that the person or entity have actual knowledge of the falsity of the claim or act in deliberate ignorance or reckless disregard of the truth or falsity of the claim. Sanctions under the False Claims Act include civil penalties of $5,000-$10,000 for each claim filed and treble damages. Notably, the False Claims Act allows private individuals, known as “qui tam plaintiffs” or “relators,” to bring civil actions on behalf of the government for violations of the False Claims Act and to receive a percentage of the government’s recovery, which varies depending on whether the government has intervened in the action. Many of the large recent settlements originated as qui tam actions; thus, the False Claims Act provides a potentially lucrative avenue for disgruntled employees with knowledge of improper billing practices. The False Claims Act is also the basis for enforcement actions by the OIG for HHS, the Department of Justice and U.S. Attorneys’ Offices.

Other Federal Medicare and Medicaid Related Fraud Provisions

Under the Civil Monetary Penalties law of the Social Security Act (“CMP Law”), civil money penalties may be imposed against any person who, among other prohibitions, knowingly presents or causes to be presented a claim (i) for items or services not provided as claimed (including upcoding); (ii) that is false or fraudulent; (iii) for services provided by an unlicensed physician; (iv) for items or services provided by a person excluded from participation in the Medicare and Medicaid programs; or (v) for items or services that are not medically necessary. Penalties include up to $10,000 for each item or service claimed plus an assessment of up to three times the amount claimed for each such item or service. The CMP Law applies to all Government Programs. Congress has also enacted a variety of provisions designed to control fraud and abuse in the Government Programs and to strengthen enforcement capabilities. HIPAA created new healthcare crimes, expanded the Medicare and Medicaid exclusion provisions to provide reciprocal exclusion of entities and individuals with ownership or controlling interests in such entities and increased civil monetary penalties for a variety of actions.

Privacy and Security of Health Information

Among other measures, HIPAA contains provisions that will require all health plans, all healthcare clearinghouses and many healthcare providers (i.e., healthcare providers that transmit health information in an electronic form in connection with certain standard transactions) (collectively, the “Covered Entities”) to implement very significant and costly policies, procedures and infrastructure designed to protect the privacy of each patient’s individual healthcare information. Many of the facilities we own and operate are considered a Covered Entity and are required to comply with current and future privacy rules and regulations.

Texas Laws

The Texas Legislature has enacted the Texas Illegal Remuneration Act, similar to the federal statute, which prohibits any person, including hospitals and physicians, from intentionally or knowingly offering to pay or agreeing to accept any remuneration directly or indirectly, overtly or covertly, in cash or in kind, to or from a person, firm, association of persons, partnership, or corporation for securing or soliciting patients or patronage for or from a person licensed, certified, or registered by a state healthcare regulatory agency. Unlike the federal statute, which is limited to Government Programs such as Medicare and Medicaid, the Texas illegal remuneration statute applies to all payers and patients in the State of Texas.

In 1997, the Texas Legislature enacted legislation to prevent Medicaid fraud. Effective September 1, 1997, civil penalties and injunctive relief are applicable for various fraudulent acts, performed with knowledge or intent, that relate to application for or receipt of a benefit or payment under the Medicaid program. Civil remedies for a violation of the Medicaid fraud statute include revocation of a provider agreement; restitution of the unauthorized payment or benefit received, plus interest; and civil penalties from $1,000 to $15,000 for each unlawful act, plus twice the value of the unauthorized payment or benefit. Among the provisions adopted is the Medicaid False Claims Act, which is loosely patterned after the federal False Claims Act and allows private persons to bring a civil action based on certain unlawful acts set forth the Medicaid statute. The whistleblower provision also contains a prohibition against retaliation by employers against an employee who brings a whistleblower action. Because the unlawful acts that trigger the Medicaid False Claims Act are broader and more numerous than those under the federal False Claims Act, the Texas statute may provide additional incentives and methods for a private person to bring an action against a Medicaid provider.

Licensing Requirements

On a regular basis, healthcare providers and the facilities they operate are subject to numerous legal, regulatory, professional and private licensing, certification and accreditation requirements. Those requirements include but are not limited to, requirements relating to Medicare and Medicaid participation and payment, state licensing agencies, commercial payer rules and regulations, the Joint Commission on Accreditation of Healthcare Organizations and other federal, state and local government agencies. Holdings and all of the entities and providers it owns, operates and manages will endeavor to maintain all necessary licenses, certifications and accreditation. Renewal and continuance of certain of these licenses, certifications and accreditation are based on inspections, surveys, audits, investigations or other reviews, some of which may require or include affirmative action or response by Holdings. These activities generally are conducted in the normal course of business of healthcare facilities. Nevertheless, an adverse result could be the cause of loss or reduction in the facility’s scope of licensure, certification or accreditation or reduce payments received.

Employees

As of December 31, 2011, Holdings had no employees.

Available Information

We file annual, quarterly and current reports and other information electronically with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports and other information that issuers (including Holdings) file electronically with the SEC. The SEC’s internet site is www.sec.gov.

Our internet site is www.usmdinc.com. You can access our Investors Relations webpage through the USMD Inc. internet site, by clicking on the heading “USMD Holdings” followed by the “Investor Relations” link. We make available, free of charge, on or through our Investors Relations webpage, our annual reports on Form 10-K, quarterly reports on Form 10-Q, registration statements and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A.	Risk Factors

Not applicable for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

Not applicable for smaller reporting companies.

Item 2.	Properties

Holdings neither owns nor leases any physical properties.

Item 3.	Legal Proceedings

Holdings is not currently involved in any pending or threatened legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holdings outstanding common stock is privately held and there is no established public trading market for Holdings common stock. As of March 23, 2012, there were 37,900 shares of Holdings’ common stock held by 379 record holders.

Holdings has not declared or paid cash dividends during 2011 and 2010. Holdings currently intends to retain its future earnings to support operations and to finance expansion and therefore, Holdings does not anticipate paying any cash dividends on our common stock in the foreseeable future. There are no restrictions that materially limit Holdings ability to pay cash dividends or that are likely to materially limit the future payment of dividends.

For the fiscal year ended December 31, 2011, no options or warrants had been issued under Holdings’ 2010 Equity Compensation Plan and 38,900 shares of restricted stock had been issued to employees of USMD and UANT under the plan. As of December 31, 2011, 962,100 shares of Holdings common stock are available for future issuances of stock options under the 2010 Equity Compensation Plan.

Item 6.	Selected Financial Data

Not applicable for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K contains, and from time to time management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent management’s current expectations regarding future events, many of which, by their nature, are inherently uncertain and outside of its control. The forward-looking statements contained in this Annual Report are based on information as of the date of this Annual Report. Many of these forward-looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. Whenever possible, we identify these statements by using words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, for future-tense or conditional constructions (“will,” “may,” “should,” “could,” etc.). We caution you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and our actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law. Many factors that could cause actual results to differ from those in the forward-looking statements including, among others, those discussed under “Risk Factors,” in our Registration Statement on Form S-4 as amended and those described elsewhere in this Annual Report and from time to time in future reports that we file with the SEC.

Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Holdings MD&A”) is intended to provide the reader of Holdings’ financial statements with a narrative from the perspective of Holdings’ management on Holdings’ financial condition, results of operations, cash flows, liquidity and certain other factors that may affect Holdings future results. The Holdings MD&A should be read in conjunction with the accompanying financial statements and related notes included in this Annual Report on Form 10-K.

Executive Overview

Holdings is a Delaware corporation formed on May 7, 2010 to facilitate the business combination of USMD, UANT and Ventures. On August 19, 2010, Holdings, USMD, Ventures and UANT entered into the Original Contribution Agreement pursuant to which the entities would combine into a single integrated health services company. Immediately prior to the Contribution, a subsidiary of Ventures would merge with and into UANT, resulting in UANT’s becoming a wholly-owned subsidiary of Ventures, and certain of the USMD shareholders would contribute all or a portion of their shares of USMD common stock to Ventures in exchange for partnership interests in Ventures. When the Contribution is consummated, Ventures would contribute its assets, which would include its equity interests in USMD and UANT, and the remaining USMD shareholders would contribute their USMD shares, to Holdings in exchange for shares of Holdings common stock. Holdings described the Contribution in its Registration Statement on Form S-4 filed with the SEC on December 23, 2010 (File No. 333-171386) and declared effective by the SEC on July 25, 2011. On August 23, 2011, the shareholders of USMD and the partners of Ventures voted on and approved the Original Contribution Agreement.

Prior to the consummation of the Contribution, on December 1, 2011, Ventures and Holdings entered into a merger agreement with MCNT, and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel. These merger agreements provide that subsidiaries of Ventures will merge with and into each of MCNT and Impel, resulting in these businesses becoming wholly-owned subsidiaries of Ventures prior to the closing of the Contribution. As a result of these merger agreements, on February 9, 2012, Holdings, USMD, UANT and Ventures executed an amendment to the Original Contribution Agreement to reflect, among other changes, that Ventures will contribute to Holdings, in addition to its equity interests in USMD and UANT, its equity interests in MCNT and Impel as part of the Contribution. Holdings expects the Contribution to close in mid- 2012.

Through December 31, 2011, Holdings had no operations or cash flows except for the expenses associated with the share-based payment and periodic reporting to the SEC. Holdings’ only assets, liabilities and equity are related to these items. As such, except for certain forward-looking discussions, Holdings has not presented significant discussions of its results of operations or liquidity and capital resources.

Holdings will operate the businesses that are currently owned and operated by USMD, UANT, Ventures, MCNT and Impel. The growth and success of Holdings in the near term largely depends on Holdings’ ability to:

•	consummate the Contribution;

•	increase the number of patients served by its subsidiaries and the health care providers it manages;

•	successfully open new facilities or expand existing facilities;

•	successfully integrate its acquired and/or managed facilities into existing operations; and

•	maintain productive relationships with physician and hospital partners.

In addition, Holdings intends to vertically expand its business in the North Texas service area by developing or acquiring complementary physician group practices and ancillary healthcare service providers. Holdings plans to horizontally expand its business in other strategic service areas by developing strategic alliances with large integrated practices and expanding the medical service lines of those medical groups in those service areas. Holdings believes that the opportunity to execute its business combination with USMD, UANT, Ventures, MCNT and Impel and to develop or acquire targeted physician group practices and ancillary healthcare service providers will place it in a position to achieve its goal of becoming a regional or national integrated health services company.

Key Developments

•

On August 19, 2010, Holdings, USMD, Ventures and UANT entered into the Original Contribution Agreement pursuant to which the entities would combine into a single integrated health services company. Immediately prior to the closing date of the Contribution, a subsidiary of Ventures would merge with and into UANT, resulting in UANT’s becoming a wholly-owned subsidiaries of Ventures, and certain of the USMD shareholders will contribute all or a portion of their shares of USMD common stock to Ventures in order to become partners in Ventures. When the Contribution is consummated, Ventures would contribute its assets, which would include its equity interests in USMD and UANT, and the remaining USMD shareholders, would contribute their USMD shares, to Holdings in exchange for shares of Holdings common stock. As a result, the assets owned, and the businesses previously conducted separately, by USMD, UANT and Ventures would be consolidated into a single integrated health services company. The Original Contribution Agreement was approved by the USMD shareholders and Ventures partners on August 23, 2011.

•

On December 1, 2011, Ventures and Holdings entered into a merger agreement with MCNT and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel. These merger agreements provide that subsidiaries of Ventures will merge with and into each of MCNT and Impel, resulting in MCNT and Impel becoming wholly-owned subsidiaries of Ventures.

•

As a result of these merger agreements, on February 9, 2012, Holdings, USMD, UANT and Ventures entered into the Amendment to reflect, among other changes, that Ventures will contribute to Holdings, in addition to its equity interests in USMD and UANT, its equity interests in MCNT and Impel as part of the Contribution.

•

If the Contribution is completed, Holdings has agreed to pay for the reasonable and documented out of pocket costs and expenses of MCNT and Impel incurred in connection with the Contribution in an aggregate amount not to exceed $500,000 in aggregate. Such costs shall include without limitation fees paid by MCNT and Impel to attorneys, valuation advisors, financial and investment banking advisors. Holdings has been advised that the maximum amount of such reimbursable aggregate expenses has already been exceeded by MCNT and Impel.

Results of Operations

As of December 31, 2011 and for the year ended December, 31, 2011 and 2010, Holdings had no operations or revenues and expenses were limited to activity associated with the issuance of restricted common shares and expenses associated with the preparation and filing of periodic reports to the SEC. USMD, the entity that will be the accounting acquirer in the event the Contribution is consummated, is paying those expenses, and Holdings records related party payables to USMD for reimbursement of those expenses.

Liquidity and Capital Resources

As of December 31, 2011 and for the years ended December 31, 2011 and 2010, Holdings had no net cash flows.

In the event the Contribution is consummated, Holdings expects to utilize cash flows from the operations of its subsidiaries to fund operations and meet principal and interest payment obligations. Holdings will consider restructuring and consolidating the existing credit facilities of its subsidiaries.

Holdings currently has no commitments for capital expenditures. In the future, as part of Holdings’ overall business strategy, it intends to make strategic acquisitions of complementary healthcare facilities and physician practice groups, and Holdings may rely heavily on financing in order to fulfill this strategy. To the extent Holdings is unable to secure the necessary acquisition financing, it may be hampered or delayed in its ability to acquire such entities and, thus, may be unable to fulfill timely its acquisition strategy.

Contractual Obligations

Other than its obligations under the Contribution Agreement and the merger agreements with MCNT and Impel, Holdings has no contractual obligations.

Off-Balance Sheet Arrangements

Holdings does not have any arrangements that qualify as off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

For information regarding recently issued and adopted accounting pronouncements, see Note 2, Recent Accounting Pronouncements, to the financial statements of Holdings included elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

Holdings discusses its significant accounting policies in Note 2, Summary of Significant Accounting Policies, of its December 31, 2011 financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Stock-Based Compensation

Holdings determines the estimated fair value of its stock-based awards to non-employees in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 505-50.

ASC 505-50 guidance requires management to make assumptions and to apply judgment to determine the fair value of Holdings’ awards. These assumptions and judgments include estimating the fair value of Holdings’ common stock and forfeitures due to termination of employment. Changes in these assumptions can materially affect the fair value estimate.

As a recently formed, public entity with limited equity transaction history and shares that are not approved for quotation on a nationally recognized stock exchange, Holdings is required to make assumptions to determine the fair value of its stock-based awards. The fair value of the award shares is equal to the fair value of Holdings’ common stock. Management has also estimated the lowest aggregate fair value of the awards based on estimated forfeitures due to termination of employment utilizing termination statistics of the award holders since the award date.

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in Holdings’ financial statements may not be representative of the actual economic cost of the stock-based compensation.

Supplemental USMD Management’s Discussion and Analysis of Financial Condition and Results of Operations

Holdings is presenting supplemental management’s discussion and analysis of financial condition and results of operations of USMD (the “USMD MD&A”), the predecessor entity that will be considered the accounting acquirer in the event the Contribution transaction is consummated. Following is the USMD MD&A for the years ended December 31, 2011 and 2010.

The USMD MD&A is intended to provide the reader of USMD’s financial statements with a narrative from the perspective of USMD’s management on USMD’s financial condition, results of operations, cash flows, liquidity and certain other factors that may affect USMD’s future results. The USMD MD&A should be read in conjunction with USMD’s consolidated financial statements and related notes included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.

USMD Executive Overview

USMD provides finance, revenue cycle, centralized business office, clinical, operational and business development services, or a selection of these management services, to healthcare providers. USMD owns and operates three healthcare management companies – USMD Hospital Division, USMD CTC Division and USMD Lithotripsy Division – formed principally to establish, invest in, operate and/or manage acute-care hospitals, cancer treatment centers and lithotripsy service providers. USMD’s revenues are comprised of management, operational and clinical services revenue received from contracts with certain health care providers and the revenue of consolidated lithotripsy entities. In addition, USMD generates income from equity in income of nonconsolidated affiliates that results from the allocation to USMD of its proportionate share of income of its nonconsolidated affiliates.

USMD Hospital Division is a healthcare management services company that has beneficial partnership interests of 5% and 20% in hospital partnerships located in Arlington and Fort Worth, Texas, respectively. USMD Hospital Division owns 100% of the general partners of both of these partnerships and manages their hospital operations pursuant to long-term contractual management agreements.

USMD Arlington Hospital owns and operates an acute care hospital that has 34 inpatient licensed beds. Its surgery unit is comprised of 18 day surgery beds, two procedure rooms and nine operating rooms. The hospital performs inpatient and outpatient surgeries in a variety of specialties that include urology, neurosurgery, general surgery, gynecology, podiatry, plastic surgery, pain management and orthopedics. Other services include an in-house laboratory, diagnostic radiology, computed tomography, magnetic resonance imaging, nuclear medicine and ultrasound. The hospital also has an emergency department. A wholly-owned subsidiary of USMD Hospital Division is the general partner of USMD Arlington Hospital. On March 1, 2010, THR, a large non-profit healthcare delivery system in North Texas, increased its limited partnership interest in USMD Arlington Hospital to 51% and obtained additional governing rights in the entity’s amended partnership agreement. As a result, effective March 1, 2010, USMD ceased to control the hospital partnership and therefore no longer consolidates its assets, liabilities and results of operations. Since USMD does maintain significant influence over USMD Arlington Hospital, it began accounting for the hospital partnership using the equity method of accounting effective March 1, 2010.

USMD Fort Worth Hospital owns and operates an acute care hospital that opened in March 2008 and has six operating rooms and eight licensed inpatient beds. The hospital performs inpatient and outpatient surgeries in a variety of specialties that include urology, ENT, general surgery, gynecology, podiatry, plastic surgery, oral surgery and orthopedics. Other services include an in-house laboratory, diagnostic radiology, computed tomography scans and ultrasound. A wholly-owned subsidiary of USMD Hospital Division is the general partner of USMD Fort Worth Hospital. On March 1, 2010, THR purchased a 51% limited partnership interest in USMD Fort Worth Hospital and obtained certain governing rights in the entity’s amended partnership agreement. As a result, effective March 1, 2010, USMD ceased to control the partnership and therefore no longer consolidates its assets, liabilities and results of operations. Since USMD does maintain significant influence over USMD Fort Worth Hospital, it began accounting for the hospital partnership using the equity method of accounting effective March 1, 2010.

USMD CTC Division is a healthcare management services company formed to develop, invest in, operate and/or manage cancer treatment centers providing radiotherapy solutions to advance cancer care. As of December 31, 2011, USMD CTC Division had six contractual agreements under which USMD CTC Division provided management services to eight operational cancer treatment centers located in Texas, Florida, Missouri and Arizona.

USMD Lithotripsy Division is a healthcare management services partnership formed to establish, invest in or acquire, operate and/or manage joint venture entities that provide lithotripsy services to hospitals, ambulatory surgery centers, and/or physician offices. As of December 31, 2011, USMD Lithotripsy Division provided management services to one lithotripsy service provider, and served as the general partner, managing member or limited partner in 20 other active lithotripsy service providers, primarily located in the South Central United States. The balance sheets and results of operations of the entities for which USMD served as the general partner are included in USMD’s consolidated financial statements.

USMD Sources of Revenue

Subsequent to deconsolidation of USMD Arlington Hospital and USMD Fort Worth Hospital, effective March 1, 2010, USMD Hospital Division primarily generates revenue from management services provided by USMD Hospital Division to USMD Arlington Hospital and USMD Fort Worth Hospital. Management fees are based on a percentage of each hospital’s adjusted net patient revenues, i.e., net patient service revenues and medical office building base rent minus bad debt expense. Hospital net patient service revenue depends on a variety of factors, such as surgical case volume, the case mix or intensity of utilization of services and the mix of third-party payer sources. USMD Hospital Division provides the hospitals with management, information technology and revenue cycle staff, and the hospitals pay USMD Hospital Division for the labor costs associated with staffing these functions. Billings for these services are included in management services revenue. For the year ended December 31, 2011, USMD Arlington Hospital and USMD Fort Worth Hospital accounted for 31% of net operating revenue. After deconsolidation and for the ten months ended December 31, 2010, USMD Arlington Hospital and USMD Fort Worth Hospital accounted for 33% of net operating revenue.

Prior to deconsolidation of USMD Arlington Hospital and USMD Fort Worth Hospital, USMD Hospital Division’s revenue was primarily generated from hospital patient services, which depended primarily on inpatient surgical occupancy levels, outpatient surgical case volume and within those activities, the case mix or intensity of utilization of services and the mix of third-party payer sources that insure the patient/beneficiary and reimburse the healthcare providers (i.e. government-based or commercial insurers). Gross revenue typically did not reflect what the hospitals were actually paid, but represented an indicator of resource utilization. Net patient service revenues were generated for services ordered by physicians and provided to patients, the charge and ultimate payment for such services was the result of negotiated payment rates for such services from commercial insurers, managed care health plans and prospectively set reimbursement rates established by government programs for their beneficiaries. Reimbursement rates pursuant to government-related programs for services rendered approximate the costs of providing such services. As such, USMD Hospital Division largely relied on business associated with non-governmental payers to generate operating income. Payments under negotiated payer agreements were based upon pre-determined payment formulas that may be based upon the actual cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross revenue. These payment formulas varied significantly among third-party payers and directly affected net patient service revenue.

USMD CTC Division primarily earns revenue through the provision of broad-based management and clinical (physics) services to cancer treatment centers. In addition, USMD CTC Division recognizes revenue that represents payment for certain operating expenses such as operations and revenue cycle staffing. Billings for these services are included in management services revenue.

USMD Lithotripsy Division primarily generates revenue through the provision of lithotripsy services to hospitals in nine states by its consolidated entities. USMD typically provides these lithotripsy services to its hospital, ambulatory surgery center and physician office clients based on contracted fee-for-service arrangements. USMD Lithotripsy Division also recognizes revenue that represents payment for certain operating expenses such as operations staffing and revenue cycle staffing and accounting services.

USMD Key Developments

•

Effective March 1, 2010, THR purchased a 26% limited partnership interest in USMD Arlington Hospital from limited partners other than USMD, bringing its partnership interest to 51%. In addition, THR purchased an initial 51% limited partnership interest in USMD Fort Worth Hospital from partners other than USMD. USMD’s partnership interests in both hospitals were unchanged. THR also obtained significant governing rights in the amended partnership agreements for the two partnerships. As a result, effective March 1, 2010, USMD determined that it no longer controlled these two partnerships and therefore no longer consolidates their assets, liabilities and results of operations. Since USMD does maintain significant influence over these two partnerships, it began using the equity method of accounting for these partnership effective March 1, 2010.

•

As a result of THR’s increased ownership in USMD Arlington Hospital and USMD Fort Worth Hospital, these hospitals began to utilize managed care contracts negotiated by THR with a phase-in period from April 2010 to June 2010. The new managed care contracts yield substantially higher reimbursement rates for patient services, resulting in higher net patient service revenue for both hospitals and favorably impacts associated USMD Hospital Division management fee revenue.

•	During late 2009 and 2010, USMD CTC Division began managing three new cancer treatment centers, two of which also utilize staffing services provided by USMD.

•

On August 19, 2010, Holdings, USMD, Ventures and UANT entered into the Original Contribution Agreement pursuant to which the entities would combine into a single integrated health services company. Immediately prior to the closing date of the Contribution, a subsidiary of Ventures would merge with and into UANT, resulting in UANT’s becoming a wholly-owned subsidiaries of Ventures, and certain of the USMD shareholders will contribute all or a portion of their shares of USMD common stock to Ventures in order to become partners in Ventures. When the Contribution is consummated, Ventures would contribute its assets, which would include its equity interests in USMD and UANT, and the remaining USMD shareholders would contribute their USMD shares, to Holdings in exchange for shares of Holdings common stock. The Original Contribution Agreement was approved by the USMD shareholders and Ventures partners on August 23, 2011.

•

On December 1, 2011, Ventures and Holdings entered into a merger agreement with MCNT and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel. These merger agreements provide that subsidiaries of Ventures will merge with and into each of MCNT and Impel, resulting in MCNT and Impel becoming wholly-owned subsidiaries of Ventures.

•

As a result of these merger agreements, on February 9, 2012, Holdings, USMD, UANT and Ventures entered into the Amendment to reflect, among other changes, that Ventures will contribute to Holdings, in addition to its equity interests in USMD and UANT, its equity interests in MCNT and Impel as part of the Contribution.

•

In connection with the Contribution, a valuation of the business units and ownership interests held by USMD, UANT, Ventures, MCNT and Impel was conducted as of December 31, 2010. This valuation indicated that the fair value of USMD’s investments in USMD Arlington Hospital and USMD Fort Worth Hospital had declined from the values established at March 1, 2010, the date of the deconsolidation. There were no prior indicators of impairment. The decline in the hospital partnerships’ fair values resulted from revisions in estimates relating to patient volumes, managed care reimbursement rates and the estimated discount factors. The managed care reimbursement rates USMD originally used to estimate the fair value of the hospitals were adjusted based on the actual managed care payment history, which became available to USMD in the fourth quarter of 2010. As a result of the change in estimates, the fair values of USMD Arlington Hospital and USMD Fort Worth Hospital were adjusted downward to reflect the impact of actual reimbursement rates and patient volume trends, which were offset in part by a reduction in the discount factors from 16% to 15% at USMD Arlington Hospital and from 17% to 15% at USMD Fort Worth Hospital. As a result of the revised valuations, USMD recorded a $4.6 million impairment charge in the fourth quarter of 2010.

•

Effective September 30, 2011, Willowbrook Cancer Center, L.L.C., a Texas limited liability company (“Willowbrook”) sold its operating assets (excluding cash and accounts receivable) to a third party for approximately $3.9 million. As part of the same transaction, the third party paid a $3.7 million fee to USMD CTC Division to terminate the management agreement and Facility Development and Management Agreement between Willowbrook and USMD CTC Division. The termination fee was recorded in other operating revenue.

•

In connection with the Contribution, USMD conducted a valuation of its business units as of December 31, 2011. The valuation indicated that the fair market value of its investment in USMD Arlington Hospital had declined from the values established at December 31, 2010, the date of the previous valuation. There were no prior material indicators of impairment. The decline in USMD Arlington Hospital’s fair value resulted from a reduction in estimated patient volumes, particularly high acuity patients. There was no change in the discount rate used in the 2011 and 2010 valuations. At December 31, 2011, USMD recorded an impairment charge of $0.7 million to record its investment in USMD Arlington Hospital at its estimated fair value.

USMD Key Drivers and Challenges

•

Given the current contracted managed care reimbursement rates at USMD Arlington Hospital and USMD Fort Worth Hospital, USMD believes the management fee revenue it receives is sufficient to fund its working capital and routine capital expenditure requirements with cash flow from operations. However, USMD may seek additional financing in order to fund its operations and business strategy and to refinance certain of its existing credit facilities. USMD’s debt capacity is currently constrained by its ability to service additional debt, the tight credit markets and limitations on indebtedness contained in its existing credit facility. See further discussion in the “Liquidity and Capital Resources” section of the USMD MD&A.

•

As the ongoing economic climate has increased the number of underinsured patients, and as the prevalence of high deductible insurance plans has increased, USMD anticipates that a higher percentage of revenues of USMD Arlington Hospital and USMD Fort Worth Hospital will be comprised of the patients’ share of cost. This shift in payer mix may have an unfavorable impact on hospital collection rates, which could have an unfavorable impact on USMD’s revenue-based management fees.

Supplemental Results of Operations for USMD

The following table summarizes USMD’s results of operations for the periods indicated and is used in the discussions that follow (in thousands):

	Years Ended December 31,
	2011		2010
	Amount	Ratio	Amount	Ratio
Revenues:
Management services revenue	$23,211	47.5%	$19,795	35.3%
Net patient service revenue	—	0.0%	14,896	26.6%
Lithotripsy revenue	21,975	45.0%	20,845	37.2%
Other operating revenue	3,690	7.5%	497	0.9%

Net operating revenue	48,876	100.0%	56,033	100.0%

Operating expenses:
Salaries, wages and employee benefits	20,208	41.3%	21,546	38.5%
Medical supplies and services expense	376	0.8%	5,072	9.1%
Provision for doubtful accounts	35	0.1%	1,760	3.1%
Other operating expenses	8,660	17.7%	8,778	15.7%
Depreciation and amortization	916	1.9%	1,943	3.5%
Goodwill impairment	—	0.0%	690	1.2%

	30,195	61.8%	39,789	71.0%

Income from operations	18,681	38.2%	16,244	29.0%
Other income (expense), net	111	0.2%	7,193	12.8%

Income before provision for income taxes	18,792	38.4%	23,437	41.8%
Provision for income taxes	(2,838)	-5.8%	(4,449)	-7.9%

Net income	15,954	32.6%	18,988	33.9%
Less: net income attributable to noncontrolling interests	(13,296)	-27.2%	(11,563)	-20.6%

Net income attributable to USMD	$2,658	5.4%	$7,425	13.3%

	Annual Change
	2011 vs. 2010
Revenues:
Management services revenue	$3,416	17.3%
Net patient service revenue	(14,896)	-100.0%
Lithotripsy revenue	1,130	5.4%
Other operating revenue	3,193	642.5%

Net operating revenue	(7,157)	-12.8%

Operating expenses:
Salaries, wages and employee benefits	(1,338)	-6.2%
Medical supplies and services expense	(4,696)	-92.6%
Provision for doubtful accounts	(1,725)	-98.0%
Other operating expenses	(118)	-1.3%
Depreciation and amortization	(1,027)	-52.9%
Goodwill impairment	(690)	100.0%

	(9,594)	-24.1%

Income from operations	2,437	15.0%
Other income (expense), net	(7,082)	-98.5%

Income before provision for income taxes	(4,645)	-19.8%
Provision for income taxes	1,611	-36.2%

Net income	(3,034)	-16.0%
Less: net income attributable to noncontrolling interests	(1,733)	15.0%

Net income attributable to USMD	$(4,767)	-64.2%

Year ended December 31, 2011 Compared to Year Ended December 31, 2010

Effects of Deconsolidation of the Hospital Partnerships

As a result of the March 1, 2010 deconsolidation of USMD Arlington Hospital and USMD Fort Worth Hospital, due to considerable changes in the nature of the results and amounts that are included or not included in the consolidated results of operations, subsequent to deconsolidation, the historical results of operations and cash flows of USMD have limited comparability to prior periods that include consolidated hospital activity. Effective March 1, 2010, all results of USMD Arlington Hospital and USMD Fort Worth Hospital, including net patient service revenue and associated operating expenses, are no longer consolidated, and conversely, management services revenue earned from USMD Arlington Hospital and USMD Fort Worth Hospital that had previously been eliminated in consolidation is now included in USMD’s consolidated results of operations and cash flows. Following the historical presentations of USMD MD&A, USMD has presented supplementary pro forma USMD MD&A including deconsolidated pro forma results of operations and cash flows for the periods presented.

Revenues

Net operating revenue decreased 12.8% to $48.9 million for the year ended December 31, 2011, as compared to 2010, due primarily to reductions in net patient service revenue related to deconsolidation of USMD Arlington Hospital and USMD Fort Worth Hospital, offset by a $3.7 million gain on the early termination of USMD’s management contract by Willowbrook and increases in management services revenue and lithotripsy revenue.

Management services revenue includes revenue earned through the provision of management and operational staffing services to USMD’s managed entities. Management services revenue increased $3.4 million, or 17.3%, to $23.2 million for the year ended December 31, 2011, compared to 2010 due to increases of $1.8 million in management services revenue from hospitals that had previously been eliminated in consolidation as well as $0.7 million at USMD Hospital Division related to the favorable impact of the THR managed care contracts, which became effective during the second quarter of 2010. USMD CTC Division management services revenue increased $0.3 million as a result of two new cancer treatment centers under contract in 2010. USMD is actively pursuing domestic and international investments and management contracts with radiation treatment centers.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which increased 5.4%, or $1.1 million, to $22.0 million for the year ended December 31, 2011, from $20.8 million in 2010. Approximately $0.3 million of the increase was related to deconsolidation of USMD Arlington Hospital and USMD Fort Worth Hospital, which resulted in the activity of one lithotripsy entity that had been previously eliminated in consolidation being included in the consolidated results of operations. Excluding this newly consolidated entity, revenue of consolidated lithotripsy entities increased 4.2%, or $0.8 million, while case counts increased 5.5% as compared to the same period in 2010.

Other operating revenue includes the $3.7 million gain on the early termination of USMD CTC Division’s management contract by Willowbrook and is offset by a decrease of $0.4 million in other hospital revenue and miscellaneous revenue due to the deconsolidation of USMD Arlington Hospital and USMD Fort Worth Hospital. As of December 31, 2011, Willowbrook was in the process of collecting all outstanding receivables, winding up its business and dissolving. Pursuant to these events, USMD CTC Division no longer manages the operations of Willowbrook, and Willowbrook has ceased operations.

Operating Expenses

Salaries, wages and employee benefits as a percentage of revenue increased to 41.3% for the year ended December 31, 2011, from 38.5% in 2010, primarily due to the deconsolidation of USMD Arlington Hospital and USMD Fort Worth Hospital. Because the hospital management fee expense encompasses hospital back-office and management compensation costs, the deconsolidated hospital salaries, wages and benefits had a lower cost as a percentage of revenue than USMD’s remaining consolidated entities. Excluding other operating revenue from the gain on the termination of the Willowbrook management agreement, salaries, wages and employee benefits as a percentage of revenue increased to 44.7% from 38.5%. The $3.2 million decline due to the deconsolidation was offset by $0.3 million increases in certain 2011 variable bonuses accrued, staffing expense increases due to the two new cancer treatment centers that are staffed by USMD and the expansion of centralized financial reporting staff and other departments at the corporate offices.

Medical supplies and services expense decreased $4.7 million, primarily due to the deconsolidation of USMD Arlington Hospital and USMD Fort Worth Hospital.

Due primarily to the deconsolidation of USMD Arlington Hospital and USMD Fort Worth Hospital, the provision for doubtful accounts decreased $1.7 million for the year ended December 31, 2011, compared to 2010. USMD’s divisions generally do not experience material bad debts.

Depreciation and amortization decreased $1.0 million primarily due to the deconsolidation of USMD Arlington Hospital and USMD Fort Worth Hospital.

Other operating expenses consist primarily of professional fees, rent and lease expenses, facilities expense, travel expense and other expense. Other operating expenses were flat for the year ended December 31, 2011, as compared to 2010 primarily due to the deconsolidation of USMD Arlington Hospital and USMD Fort Worth Hospital, offset by a $1.5 million increase in professional fees due to legal, audit and consulting costs associated with the Contribution and filing of the Registration Statement on Form S-4 and amendments thereto. In addition, travel expense increased $0.2 million and collection fees and other expenses increased $0.1 million each.

Other

Other income decreased $7.1 million to $0.1 million for the year ended December 31, 2011, from $7.2 million in 2010. The variance primarily relates to fair value adjustments made in 2011 and 2010, which USMD explains under “Key Developments” in the “Executive Overview” section of USMD MD&A. In March 2010, USMD recorded a $12.4 million gain on the deconsolidation of USMD Arlington Hospital and USMD Fort Worth Hospital. The deconsolidation gain represented an adjustment of the investment in USMD Arlington Hospital and USMD Fort Worth Hospital to estimated fair market value at March 1, 2010. During the fourth quarter of 2010, USMD recorded a pretax charge of approximately $4.6 million to reduce the carrying value of USMD’s investments in USMD Arlington Hospital and USMD Fort Worth Hospital by $1.5 million and $3.1 million, respectively. At that time, hospital operations had improved substantially subsequent to the assignment of THR- managed care contracts to the hospitals beginning April 2010; however, the hospitals had not achieved the reimbursement rates estimated at the date of the hospital deconsolidation when investments in those hospitals were recorded at estimated fair value, resulting in the impairment. In connection with the Amendment, USMD conducted a valuation of its business units and partnership interests as of December 31, 2011,which valuation indicated that the fair value of USMD’s investment in USMD Arlington had declined $0.7 million from its carrying value. Prior to this, the Company had considered indicators of impairment, but believed variances in results would not materially reduce the valuation. The majority of the decline occurred in the last half of the year due to the retirement of a neurosurgeon in the fourth quarter. The valuation primarily relied on an income approach – discounted cash flow analysis and included assumptions for discount rates, cash flow projections, growth rates and terminal values. The decline in USMD Arlington Hospital’s fair value resulted from a reduction in estimated patient volumes, particularly high acuity patients. There was no change in the discount rate used in the valuation as compared to the valuation conducted as of December 31, 2010. USMD does not expect future impairments unless hospital payer mix and/or case mix changes negatively.

In addition, equity in income of nonconsolidated affiliates increased $0.3 million, including $0.7 million for the deconsolidated hospital partnerships offset by a $0.4 million reduction at a cancer treatment center that was sold and a $0.2 million loss in equity in income of nonconsolidated affiliates at the Company’s new Monterrey Mexico cancer treatment center that was incurring start-up costs prior to opening for patient visits. Interest expense, net decreased $1.2 million primarily due to deconsolidated partnership activity.

The income tax provision decreased $1.6 million to $2.8 million for the year ended December 31, 2011, from $4.4 million in 2010. The effective income tax rates were 15.1% and 19.0% for the year ended December 31, 2011 and 2010 respectively. USMD’s effective tax rates were 39.9% and 36.3% for the year ended December 31, 2011 and 2010, respectively, excluding the effect of net income attributable to noncontrolling interests. The decrease in the effective rate is primarily due to the impact of net income attributable to noncontrolling interest.

Net income attributable to noncontrolling interests increased $1.7 million to $13.3 million for year ended December 31, 2011, from $11.6 million for in 2010, primarily related to losses at the hospitals prior to the March 2010 deconsolidation and a $0.7 million increase in 2011 related to lithotripsy partnership interests.

Supplemental Pro Forma Results of Operations of USMD

In order to facilitate meaningful comparisons of the periods presented, USMD has presented pro forma results of operations for the years ended December 31, 2011 and 2010, as if USMD Arlington Hospital and USMD Fort Worth Hospital were deconsolidated effective December 31, 2009. The following table summarizes USMD’s pro forma results of operations and is used in the discussions that follow (in thousands):

	Years Ended December 31,
	2011		2010
	Amount	Ratio	Amount	Ratio
	(unaudited)
	(deconsolidation pro forma)
Revenues:
Management services revenue	$23,211	47.5%	$21,616	50.6%
Lithotripsy revenue	21,975	45.0%	21,118	49.4%
Other operating revenue	3,690	7.5%	—	0.0%

Net operating revenue	48,876	100.0%	42,734	100.0%

Operating expenses:
Salaries, wages and employee benefits	20,208	41.3%	18,340	42.9%
Medical supplies and services expense	376	0.8%	435	1.0%
Provision for doubtful accounts	35	0.1%	7	0.0%
Other operating expenses	8,660	17.7%	5,912	13.8%
Depreciation and amortization	916	1.9%	1,165	2.7%
Goodwill impairment	—	0.0%	690	1.6%

	30,195	61.8%	26,549	62.1%

Income from operations	18,681	38.2%	16,185	37.9%
Other income (expense)	111	0.2%	(4,084)	-9.6%

Income before provision for income taxes	18,792	38.4%	12,101	28.3%
Provision for income taxes	(2,838)	-5.8%	(100)	-0.2%

Net income	15,954	32.6%	12,001	28.1%
Less: net income attributable to noncontrolling interests	(13,296)	-27.2%	(12,580)	-29.4%

Net income (loss) attributable to USMD	$2,658	5.4%	$(579)	-1.4%

	Annual Change
	2011 vs. 2010
Revenues:
Management services revenue	$1,595	7.4%
Lithotripsy revenue	857	4.1%
Other operating revenue	3,690	100.0%

Net operating revenue	6,142	14.4%

Operating expenses:
Salaries, wages and employee benefits	1,868	10.2%
Medical supplies and services expense	(59)	-13.6%
Provision for doubtful accounts	28	400.0%
Other operating expenses	2,748	46.5%
Depreciation and amortization	(249)	-21.4%
Goodwill impairment	(690)	100.0%

	3,646	13.7%

Income from operations	2,496	15.4%
Other income (expense)	4,195	-102.7%

Income before provision for income taxes	6,691	55.3%
Provision for income taxes	(2,738)	2738.0%

Net income	3,953	32.9%
Less: net income attributable to noncontrolling interests	(716)	5.7%

Net income (loss) attributable to USMD	$3,237	-559.1%

Pro Forma Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Pro Forma Revenues

Net operating revenue increased $6.1 million, or 14.4%, for the year ended December 31, 2011, as compared to 2010, due primarily to income from termination of a management agreement at USMD CTC Division and increases in management services revenue and lithotripsy revenue.

Management services revenue increased $1.6 million or 7.4% to $23.2 million for the year ended December 31, 2011, from $21.6 million in 2010 due to increases of $1.2 million, $0.3 million and $0.1 million at USMD Hospital Division, USMD CTC Division and USMD Lithotripsy Division, respectively. The 7.4% increase in management services revenue at USMD Hospital Division was due to higher net patient service revenue at the hospitals due primarily to the mid-2010 assignment of THR managed care contracts. The 3.6% increase in USMD CTC Division management services revenue in 2011 is primarily the result of two cancer treatment centers under contract in 2010, offset by the termination of management services at one cancer treatment center in April 2011.

Lithotripsy revenue increased 4.1%, or $0.9 million, to $22.0 million for the year ended December 31, 2011, from $21.1 million for the same period in 2010 while case counts increased 5.5% as compared to the same period in 2010.

For the year ended December 31, 2011, USMD CTC Division recorded other operating income of $3.7 million related to the early termination of USMD CTC’s management agreement with Willowbrook. As of December 31, 2011, Willowbrook was in the process of collecting all outstanding receivables, winding up its business and dissolving. Pursuant to these events, USMD CTC Division no longer manages the operations of Willowbrook, and Willowbrook has ceased operations.

Pro Forma Operating Expenses

The 2011 other operating revenue reduced salaries, wages and employee benefits as a percentage of revenue. Excluding the USMD CTC Division, other operating revenue of $3.7 million, which did not have significant associated personnel costs, salaries, wages and employee benefits as a percentage of revenue, increased to 44.7%, from 42.9%. Salaries, wages and employee benefits, including bonus expense, have increased significantly at the corporate level as USMD builds its corporate personnel infrastructure. Offsetting these increases, stock compensation expense decreased $0.2 million. Effective September 1, 2011, the Company granted a newly hired executive options to purchase 1,050,000 shares of the Company’s common stock at an exercise price of $3.00. For the year ended December 31, 2011, USMD recorded $0.6 million in stock compensation expense related to this grant. USMD expects to incur $0.3 million of stock compensation expense for each of the three succeeding years related to this grant.

Other operating expenses consist primarily of professional fees, rent and lease expenses, facilities expense, travel expense and other expense. Other operating expenses increased $2.7 million to $8.7 million for the year ended December 31, 2011, from $5.9 million in 2010, primarily due to a $2.3 million increase in professional fees and other costs associated with the Contribution, the filing of the Holdings Registration Statement on Form S-4 and audit and other costs of being a public company. In addition, travel expense increased $0.2 million and certain operational costs increased $0.2 million.

Depreciation and amortization decreased $0.2 million to $0.9 million for the year ended December 31, 2011, from $1.1 million in 2010, due primarily to computer hardware and capitalized software assets that became fully depreciated in 2011. Depreciation is expected to increase slightly in 2012 due to the late December acquisition of $1.3 million of equipment by three consolidated lithotripsy partnerships.

Pro Forma Other

Other income was $0.1 million for the year ended December 31, 2011, compared to other expense of $4.1 million in 2010. The variance primarily relates to a $4.1 million reduction in impairment charges in 2011, as compared to 2010 and an increase in equity in income of nonconsolidated affiliates.

USMD further explains impairment charges under “Key Developments” in the “Executive Overview” section of USMD MD&A. During the fourth quarter of 2010, USMD recorded a pretax charge of approximately $4.6 million to reduce the carrying value of USMD’s investments in USMD Arlington Hospital and USMD Fort Worth Hospital by $1.5 million and $3.1 million, respectively. At that time, hospital operations had improved substantially subsequent to assignment of THR- managed care contracts to the hospitals beginning April 2010; however, the hospitals had not achieved the reimbursement rates estimated at the date of the hospital deconsolidation when investments in those hospitals were recorded at estimated fair value, resulting in the impairment. In connection with the Amendment, USMD conducted a valuation of its business units and partnership interests as of December 31, 2011, which indicated that the fair value of USMD’s investment in USMD Arlington had declined by $0.7 million from its carrying value. Prior to this, the Company had considered indicators of impairment but believed variances in results would not materially reduce the valuation. The majority of the decline occurred in the last half of the year due to the retirement of a neurosurgeon in the fourth quarter. The valuation primarily relied on an income approach – discounted cash flow analysis and included assumptions for discount rates, cash flow projections, growth rates and terminal values. The decline in USMD Arlington Hospital’s fair value resulted from a reduction in estimated patient volumes, particularly high acuity patients. There was no change in the discount rate used in the valuation as compared to the valuation conducted as of December 31, 2010. USMD does not expect future impairments unless hospital payer mix and/or case mix changes negatively.

Equity in income of nonconsolidated affiliates increased $0.4 million, including $0.9 million from the deconsolidated hospital partnerships offset by a $0.4 million reduction at Willowbrook and a $0.2 million loss in equity in income of nonconsolidated affiliates at USMD’s new Monterrey, Mexico cancer treatment center that was incurring start-up costs prior to opening for patient visits.

USMD’s pro forma effective tax rates were 39.9% and 37.2% for the year ended December 31, 2011 and 2010, respectively, excluding the effect of net income attributable to noncontrolling interests.

Net income attributable to noncontrolling interests increased $0.7 million to $13.3 million for the year ended December 31, 2011, from $12.6 million in 2010, primarily related to a year over year increase in consolidated lithotripsy entity net income.

Supplemental Liquidity and Capital Resources of USMD

The following table summarizes USMD’s cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$15,954	$18,988
Net income to net cash reconciliation adjustments	1,578	(528)
Change in operating assets and liabilities	577	1,761

Net cash provided by operating activities	18,109	20,221

Cash flows from investing activities:
Capital expenditures	(395)	(68)
Proceeds from sale of assets	86	—
Investments in nonconsolidated affiliates	(340)	(260)
Decrease in cash due to deconsolidation of subsidiaries	—	(4,790)

Net cash used in investing activities	(649)	(5,118)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(492)	(2,949)
Repayments of related party long-term debt	(429)	(436)
Distributions to non-controlling interests, net of proceeds	(13,194)	(12,231)

Net cash used in financing activities	(14,115)	(15,616)

Net increase (decrease) in cash and cash equivalents	3,345	(513)
Cash and cash equivalents at beginning of year	7,477	7,990

Cash and cash equivalents at end of year	$10,822	$7,477

	Annual Change
	2011 vs. 2010
Cash flows from operating activities:
Net income	$(3,034)
Net income to net cash reconciliation adjustments	2,106
Change in operating assets and liabilities	(1,184)

Net cash provided by operating activities	(2,112)

Cash flows from investing activities:
Capital expenditures	(327)
Proceeds from sale of assets	86
Investments in nonconsolidated affiliates	(80)
Decrease in cash due to deconsolidation of subsidiaries	4,790

Net cash used in investing activities	4,469

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	2,457
Repayments of related party long-term debt	7
Distributions to non-controlling interests, net of proceeds	(963)

Net cash used in financing activities	$1,501

Year ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities decreased $2.1 million for the year ended December 31, 2011, as compared to 2010, primarily due to a $1.1 million decrease in cash flow from working capital accounts combined with a $1.0 million decrease in net income after net income to net cash reconciliation adjustments.

Net cash used in investing activities decreased $4.5 million due primarily to deconsolidation of USMD Arlington Hospital and USMD Fort Worth Hospital offset primarily by a $0.3 million increase in capital expenditures. USMD expects to make capital investments of $1.6 million in 2012, primarily attributable to the replacement of lithotripters at its consolidated lithotripsy entities. The entities generally finance the acquisition of lithotripsy equipment.

Net cash used in financing activities decreased $1.5 million due to reductions in repayments of long-term debt offset by noncontrolling interest activity. Of the $2.5 million reduction in debt repayments, $0.4 million was attributable to payments made by USMD Fort Worth Hospital prior to the hospital deconsolidation. In addition, USMD paid off certain corporate debt obligations in 2010, resulting in a $2.1 million reduction in cash used for debt repayments in 2011. Cash flow from activity with noncontrolling interests decreased in 2011 as contributions decreased and distributions increased.

Supplemental Capital Resources and Debt Obligations of USMD

USMD expects to continue to fund operations and meet principal and interest payment obligations utilizing cash flows from operations. Routine distributions from both managed hospitals serve as a critical source of cash flows for USMD. USMD Fort Worth Hospital made its first distribution in the third quarter of 2011. Hospital managed care contracted reimbursement rates that went into effect in mid-2010 have improved managed hospital profitability and may permit continued future routine distributions from USMD Arlington Hospital and USMD Fort Worth Hospital, subject to credit facility restrictions. USMD plans to secure equity financing, mezzanine financing and/or debt financing for acquisitions and potential restructuring of existing credit facilities. Part of USMD’s overall business strategy is to make strategic acquisitions of complementary healthcare facilities and physician practice groups and USMD may rely heavily on financing in order to fulfill this strategy. To the extent USMD is unable to secure the necessary acquisition financing, it may be hampered or delayed in its ability to acquire such entities and, thus, may be unable to fulfill timely its acquisition strategy. On January 10, 2011, USMD executed a $1.0 million working capital line of credit with JPMorgan Chase Bank, N.A. that accrued interest at the Chase Bank Floating Rate plus one percent and matured on July 1, 2011. USMD did not draw any funds on this line of credit and chose not to renew the line of credit at maturity.

USMD believes it has reached its corporate debt capacity. No significant additional debt funding is available under existing corporate credit facilities and notes payable; however, USMD believes that demonstrated and sustained increases in profitability and cash reserves will permit lenders to extend credit in the future. Lithotripsy entities have demonstrated the ability to obtain financing to fund equipment purchases. The following table illustrates the components of USMD’s debt structure (in thousands):

	December 31,
	2011	2010
USMD Inc.
Subordinated notes payable	$731	$731
USMD Lithotripsy Division subordinated notes payable	7,258	7,687

	7,989	8,418
Consolidated lithotripsy entities
Notes payable	155	386
Capital lease obligations	1,060	1,321

	1,215	1,707

Total long-term debt and capital lease obligations	9,204	10,125
Less: current portion	(1,594)	(892)

Long-term debt and capital lease obligations, less current portion	$7,610	$9,233

The lithotripsy entities’ notes payable have certain debt covenant requirements. Events beyond the entities’ control can affect their ability to meet covenant requirements and a breach of any of these covenants could result in a default of the note(s) payable. Upon the occurrence of an event of default, amounts outstanding under those notes payable may become due and payable. As of December 31, 2011, the lithotripsy entities were in compliance with their contractually required debt covenants.

Supplemental Pro Forma Liquidity and Capital Resources of USMD

In order to facilitate meaningful comparisons of the periods presented, USMD has presented pro forma cash flows for the years ended December 31, 2010 and 2009 as if the hospitals were deconsolidated effective December 31, 2009. The following table summarizes USMD’s pro forma cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Years Ended December 31,
	2011	2010
	(unaudited)
	(deconsolidation pro forma)
Cash flows from operating activities:
Net income	$15,954	$12,001
Net income to net cash reconciliation adjustments	1,578	4,591
Change in operating assets and liabilities	577	2,546

Net cash provided by operating activities	18,109	19,138

Cash flows from investing activities:
Capital expenditures	(395)	(75)
Proceeds from sale of assets	86	—
Investments in nonconsolidated affiliates	(340)	(260)

Net cash used in investing activities	(649)	(335)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(492)	(2,545)
Repayments of related party long-term debt	(429)	(435)
Distributions to noncontrolling interests, net of proceeds	(13,194)	(12,295)

Net cash used in financing activities	(14,115)	(15,275)

Net increase in cash and cash equivalents	3,345	3,528
Cash and cash equivalents at beginning of year	7,477	3,949

Cash and cash equivalents at end of year	$10,822	$7,477

	Annual Change
	2011 vs. 2010
Cash flows from operating activities:
Net income	$3,953
Net income to net cash reconciliation adjustments	(3,013)
Change in operating assets and liabilities	(1,969)

Net cash provided by operating activities	(1,029)

Cash flows from investing activities:
Capital expenditures	(320)
Proceeds from sale of assets	86
Investments in nonconsolidated affiliates	(80)

Net cash used in investing activities	(314)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	2,053
Repayments of related party long-term debt	6
Distributions to noncontrolling interests, net of proceeds	(899)

Net cash used in financing activities	$1,160

Pro Forma Year Ended December 31, 2011 Compared to Pro Forma Year Ended December 31, 2010

Net cash provided by operating activities decreased $1.0 million for the year ended December 31, 2011, as compared to 2010, primarily due to a $1.9 million decrease in cash flow from working capital accounts, offset by a $0.8 million increase in net income after net income to net cash reconciliation adjustments.

Net cash used in investing activities increased $0.3 million for the year ended December 31, 2011, as compared to 2010, primarily due to a $0.3 million increase in capital expenditures. USMD expects to make capital investments of $1.6 million in 2012, primarily attributable to the replacement of lithotripters at the consolidated lithotripsy entities. The entities generally finance the acquisition of lithotripsy equipment. No significant investment in IT-related capital expenditures is planned for 2012.

The $1.2 million decrease in net cash used in financing activities for the year ended December 31, 2011, as compared to the same period in 2010, is due to a $2.1 million decrease in debt repayments offset by a $0.9 million increase in lithotripsy entity distributions. USMD accelerated the repayment of certain debt obligations in 2010, resulting in a reduction in debt and cash used for debt repayments in 2011. The increase in distributions to lithotripsy entities was due to increased profitability at those entities.

Supplemental Off-Balance Sheet Arrangements of USMD

As of December 31, 2011, USMD had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, USMD could potentially be required to make maximum aggregate payments totaling $4.5 million. The guarantees provide for recourse against the investee; however, if USMD is required to perform under one or more guarantees, recovery of any amount would be unlikely. The remaining terms of these guarantees range from seven to 38 months. USMD records a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that USMD will have to perform under the guarantee and the liability is reasonably estimable. USMD has not recorded a liability for these guarantees, as USMD believes the likelihood that it will have to perform under these agreements is remote.

As of December 31, 2011, USMD did not have any retained or contingent interests in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

As of December 31, 2011, USMD did not have any derivative instruments in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging.

As part of its ongoing business, USMD does not participate in transactions that generate relationships with entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011, USMD was not party to any unconsolidated special purpose entities transactions.

Supplemental Critical Accounting Policies and Estimates of USMD

USMD’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of USMD’s consolidated financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. USMD bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its consolidated financial statements are prepared. On a regular basis, USMD reviews the accounting policies, assumptions, estimates and judgments to ensure that its financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from USMD’s assumptions and estimates, and such differences could be material.

USMD’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of its December 31, 2011 consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report. USMD believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating its reported financial results, and they require USMD’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Where USMD’s management has provided sensitivity analyses in the ‘Effect if Actual Results Differ from Assumptions’ columns below, the variance assumptions used in those analyses are based on outcomes that USMD’s management considers reasonably likely to occur.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Goodwill

USMD evaluates goodwill for impairment annually on December 31 and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. USMD tests for goodwill impairment at the reporting unit level, which we have determined is at the operating segment level.

The impairment evaluation involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, USMD recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value.

For the goodwill impairment analysis conducted in 2011, USMD concluded that there was no impairment. As a result of USMD’s 2010 annual goodwill impairment test, a non-cash impairment charge of $0.7 million was recorded related to the USMD Lithotripsy Division reporting unit.

In estimating the fair value of reporting units, USMD management makes estimates and judgments about future cash flows and market valuations using a combination of income, cost and market approaches, as appropriate. USMD primarily relies on an income approach, specifically a discounted cash flow analysis, which includes assumptions for, among others, discount rates, cash flow projections, growth rates and terminal value rates, all of which require significant judgment. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is USMD’s policy to conduct impairment testing based on its current business strategy in light of present industry and economic conditions, as well as USMD’s future expectations.

USMD has not made material changes in the accounting methodology it uses to assess goodwill impairment during the past three years.

USMD does not believe there is reasonable likelihood of material change in future estimates or assumptions USMD uses to test for impairment of goodwill. However, if actual results are not consistent with its estimates or assumptions, USMD may be at risk of a potentially material impairment charge.

The estimated fair values of the hospital and lithotripsy reporting units significantly exceeded their carrying value.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets other than goodwill, which is separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When evaluating long- lived assets for potential impairment, USMD first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, USMD calculates an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). USMD recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If USMD recognizes an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset.

USMD’s impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

As further discussed in “Key Developments” in the “Executive Overview” section of the USMD MD&A, in the fourth quarter of 2011, USMD recorded a $0.7 million impairment of its investments in USMD Arlington Hospital.

USMD has not made any material changes in the accounting methodology USMD uses to assess goodwill impairment loss during the past three years.

USMD does not believe there is a reasonable likelihood of a material change in the future estimates or assumptions USMD uses to calculate long-lived asset impairment losses. However, if actual results are not consistent with USMD’s estimates and assumptions used in estimating future cash flows and asset fair values, USMD may be exposed to losses that could be material.

To evaluate the sensitivity of the fair value calculations of USMD’s investments in USMD Arlington Hospital, USMD applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which if utilized, would have increased the impairment charge by $0.4 million. A 10% favorable change in the weighted average cost of capital would have decreased the impairment charge by $0.6 million.

Independently, USMD evaluated the sensitivity of the USMD Arlington Hospital fair value calculations by applying a hypothetical 10% addition/reduction of estimated future cash flows, which if utilized, would have resulted in a decrease/ increase of the impairment charge by $0.4 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Stock-Based Compensation

USMD determines the estimated fair value of its stock-based awards to employees and directors at the date of grant using the Black- Scholes option pricing model.

Option pricing models require management to make assumptions and to apply judgment to determine the fair value of USMD’s awards. These assumptions and judgments include estimating the future volatility of its stock price, the expected life of the option and the risk free interest rate. Changes in these assumptions can materially affect the fair value estimate.

As a recently formed, non-public entity with limited equity transaction history, it was not practicable for USMD to estimate the volatility of its share price; therefore, USMD estimated volatility based on the historical and implied volatilities of a small group of companies considered peers. USMD concluded that the peers’ businesses were more characteristic of its business than industry indexes. The expected life of awards granted represents the period of time that USMD expects them to be outstanding based on the “simplified” method, which is allowed for companies that cannot reasonably estimate expected life of options based on historical share option exercise experience. The risk free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the option.

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in USMD’s financial statements may not be representative of the actual economic cost of the stock-based compensation.

A 10% increase in estimated volatility would have increased stock compensation expense by 8.5%.

Supplemental Recent Accounting Pronouncements for USMD

USMD does not believe any recently issued, not yet effective, accounting standards will have a material effect on its consolidated financial position, results of operations, or cash flows

Supplemental Changes in and Disagreements with Accountants on Accounting and Financial Disclosure for USMD

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

INDEX TO USMD HOLDINGS, INC.’s FINANCIAL STATEMENTS

USMD HOLDINGS, INC. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

USMD Holdings, Inc.

We have audited the accompanying balance sheet of USMD Holdings, Inc. (the “Company”) as of December 31, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USMD Holdings, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas

March 30, 2012

USMD HOLDINGS, INC.

BALANCE SHEET

(In thousands, except share data)

December 31, 2011
ASSETS
Current assets:
Income tax receivable	$44

Total current assets	44
Deferred tax asset, noncurrent	62

Total assets	$106

LIABILITIES AND EQUITY
Current liabilities:
Due to related party	$81
Accrued liabilities	44

Total current liabilities	125

Total liabilities	125

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value, 49,000,000 shares authorized; 37,900 shares issued and outstanding at December 31, 2011	—
Additional paid-in capital	178
Accumulated deficit	(197)

Total stockholders’ deficit	(19)

Total liabilities and stockholders’ deficit	$106

See accompanying notes to financial statements.

USMD HOLDINGS, INC.

STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

Year Ended December 31, 2011
Revenue:
Net operating revenue	$—
Operating expenses:
Share-based payment expense	178
Other operating expenses	125

Total operating expenses	303

Loss from operations	(303)

Loss before benefit for income taxes	(303)
Income tax benefit	106

Net loss	$(197)

Net loss per common share:
Basic	$(5.28)
Diluted	$(5.28)

Weighted average common shares outstanding:
Basic	37,300
Diluted	37,300

See accompanying notes to financial statements.

USMD HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

(In thousands)

	Common Stock		Additional
	Shares Outstanding	Par Value $ 0.01	Paid-in Capital	Accumulated Deficit	Total Defecit
Balance at January 1, 2011	—	$—	$—	$—	—
Net loss	—	—	—	(197)	(197)
Share-based payment expense	37	—	178	—	178

Balance at December 31, 2011	37	$—	$178	$(197)	$(19)

See accompanying notes to financial statements.

USMD HOLDINGS, INC.

STATEMENT OF CASH FLOWS

(In thousands)

Year Ended December 31, 2011
Cash flows from operating activities:
Net loss	$(197)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payment expense	178
Deferred income tax benefit	(62)
Change in operating assets and liabilities:
Income tax receivable	(44)
Accounts payable and accrued liabilities	125

Net cash used in operating activities	—
Cash flows from investing activities:
Net cash used in investing activities	—

Cash flows from financing activities:
Net cash used in financing activities	—

Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of year	—

Cash and cash equivalents at end of year	$—

See accompanying notes to financial statements.

USMD HOLDINGS, INC.

Notes to Financial Statements

December 31, 2011

Note 1 – Description of Business and Basis of Presentation

USMD Holdings, Inc. (“Holdings”) is a Delaware corporation formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation (“USMD”), Urology Associates of North Texas, LLP, a Texas limited liability partnership (“UANT”), and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”). Holdings was a dormant company with limited activity until July 2011. On August 19, 2010, Holdings, USMD, Ventures and UANT entered into a Contribution and Purchase Agreement (such agreement, the “Original Contribution Agreement,” and such transaction, the “Contribution”). Immediately prior to the Contribution, a subsidiary of Ventures would merge with and into UANT, resulting in UANT’s becoming a wholly-owned subsidiary of Ventures, and certain of the USMD shareholders will contribute all or a portion of their shares of USMD common stock to Ventures in order to become partners in Ventures. When the Contribution is consummated, Ventures would contribute its assets, which would include its equity interests in USMD and UANT, and the USMD shareholders who continue to own shares of USMD common stock, would contribute those USMD shares to Holdings in exchange for shares of Holdings common stock. Holdings described the Contribution in its Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2010 (File No. 333-171386) and declared effective by the SEC on July 25, 2011. On August 23, 2011, the shareholders of USMD and the partners of Ventures voted on and approved the Original Contribution Agreement.

On December 1, 2011 and December 15, 2011, Ventures and Holdings entered into definitive agreements (the “Merger Agreements”) with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”) and Impel Management Services, L.L.C., a Texas limited liability company (“Impel”), respectively. The Merger Agreements provide that subsidiaries of Ventures will merge with and into each of MCNT and Impel (the “Mergers”) as part of the Contribution, resulting in each of MCNT and Impel becoming wholly-owned subsidiaries of Ventures. In exchange for their equity interests in MCNT and Impel, the owners of MCNT and Impel will receive partnership interests in Ventures.

As a result of these Merger Agreements, on February 9, 2012, Holdings, USMD, UANT and Ventures entered into an amendment to the Original Contribution Agreement (the “Amendment”) to reflect, among other changes, that Ventures will contribute to Holdings in addition to its equity interests in USMD and UANT, its equity interests in MCNT and Impel as part of the Contribution. Holdings expects the Contribution to close in mid-2012.

Holdings’ financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Note 2 – Summary of Significant Accounting Policies

Share-Based Payments to Non-Employees: Holdings measures share-based payments to nonemployee suppliers of goods and services based on the fair value of goods or services received or the equity instruments granted, whichever is more reliably determinable. Holdings measures the fair value of the equity instruments issued to a nonemployee on the earlier of: (1) the performance commitment date, or (2) the date the services required under the arrangement have been completed. Prior to the final measurement date, Holdings measures share-based payments at their then-current fair values at each interim financial reporting date.

Income Taxes: Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance when based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management determines it is more likely than not that all or a portion of the deferred tax assets may not be realized. Primary factors considered include historical earnings, estimates of current and expected future earnings, availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits, prudent and feasible tax planning strategies and current and future ownership changes.

Management considers many factors when evaluating Holdings’ uncertain tax positions, and such judgments are subject to periodic review. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (1) the more likely than not recognition threshold is satisfied; (2) the position is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied. Holdings’ policy is to record interest and penalties related to income tax matters as income tax expense.

The determination and evaluation of Holdings’ provision for income taxes and analysis of uncertain tax positions items requires significant judgment and knowledge of federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. While Holdings believes it has adequately provided for its income tax receivables or liabilities and deferred tax assets or liabilities in accordance with applicable income tax guidance, adverse determinations by taxing authorities or changes in tax laws and regulations could have a material adverse effect Holdings’ financial condition, results of operations or cash flows.

Use of Estimates: The preparation of financial statements requires management to make estimates and certain assumptions that affect the reported amounts of assets and liabilities, disclosed contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the fair value of share-based payments. While management believes current estimates are reasonable and appropriate, actual results could differ from these estimates.

USMD HOLDINGS, INC.

Notes to Financial Statements-(Continued)

December 31, 2011

Recently Issued or Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The FASB’s primary objective was to collaborate with the International Accounting Standards Board to develop common requirements for measuring fair value and disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. ASU 2011-04 (i) expands and enhances disclosures about fair value measurements and (ii) clarifies the FASB’s intent about the application of existing fair value measurement requirements in certain circumstances. Public companies are required to adopt the provisions of ASU 2011-04 on a prospective basis during interim and annual periods beginning after December 15, 2011. Holdings adopted this guidance effective January 1, 2012. There was no impact to Holdings’ financial position, results of operations or cash flows upon adoption of this guidance.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the options for presenting other comprehensive income change under the guidance, other portions of the current guidance will not change. ASU 2011-05 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. Holding’s adopted this guidance effective with its reporting as of and for the three and nine months ended September 30, 2011. There was no impact to Holding’s financial position, results of operations or cash flows upon adoption of this guidance. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. Holdings adopted ASU 2011-012 upon issuance. There was no impact to Holdings’ financial position, results of operations or cash flows upon adoption of this guidance.

In July 2011, the FASB issued ASU No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). In accordance with ASU 2011-07, Holdings will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, Holdings’ patient service revenues will be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-07 will require Holdings to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-07 requires retrospective application and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The ASU permits early adoption. Holdings adopted ASU 2011-07 effective January 1, 2012 and there was no impact on Holdings’ financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step quantitative goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Holdings adopted ASU 2011-08 effective January 1, 2012 and there was no impact on Holdings’ financial position, results of operations or cash flows. Holdings does not believe that adoption will have a material impact on its goodwill impairment testing or results therefrom, financial statements or notes thereto.

Holdings believes the Accounting Pronouncements noted above will be applicable to the Company after the consummation of the Contribution. Holdings does not believe any other recently issued, not yet effective, accounting standards will have a material effect on its financial position, results of operations, or cash flows.

Note 3 – Share-Based Payment

Pursuant to its 2010 Equity Compensation Plan (“2010 Plan”), Holdings may grant equity awards to officers, key employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. The terms of the 2010 Plan provide for the reservation of up to 1,000,000 shares of common stock for issuance under the 2010 Plan, including a maximum of 900,000 shares issued pursuant to stock options and 100,000 shares issued pursuant to restricted stock and stock appreciation rights. At December 31, 2011, Holdings had reserved 962,100 shares for grant under the 2010 Plan.

In July 2011, in accordance with the 2010 Plan, Holdings awarded 100 restricted shares of its common stock to each of 389 employees of USMD and UANT. The restrictions lapse upon the earlier of the completion of the Contribution described in Holdings’ post-effective amendment to its Registration Statement on Form S-4 or the second anniversary date of the award. Until the restrictions lapse, the shares cannot be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily and are subject to forfeiture upon termination of employment.

At December 31, 2011, in accordance with FASB Accounting Standards Codification (“ASC”) 505-50, Holdings determined the total current lowest aggregate fair value of the restricted shares to be $0.8 million. The per-share fair value is based on the estimated fair value of Holdings as calculated in the valuation prepared as of December 31, 2011 and as discussed in the associated fairness opinion and Holdings’ post-effective amendment to its Registration

USMD HOLDINGS, INC.

Notes to Financial Statements-(Continued)

December 31, 2011

Statement on Form S-4. At each reporting period until the restrictions lapse, Holdings will remeasure the awards at their then-current lowest aggregate fair value and recognize the requisite amortized share-based payment expense. Holdings recorded stock compensation expense of $0.2 million through December 31, 2011 related to this issuance, which is included in share-based payment expense on the statement of operations. The fairness opinion contemplates the successful completion of the Contribution as described in the post-effective amendment to the Form S-4 and accompanying prospectus. If the Contribution does not close or otherwise fails to occur, the estimated fair value of the restricted common shares is likely zero. The valuation and accompanying fairness opinion do not take into account any subsequent changes in the results of operations or financial condition of the underlying business entities; however, Holdings does not believe the fair value of the shares has materially changed from that date. Information regarding nonvested restricted common share activity for the year ended December 31, 2011 is as follows:

Nonvested Restricted Common Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding as of January 1, 2011	—
Granted	38,900	$14.19
Vested	—
Forfeited	(1,600)	14.19
Expired	—

Outstanding as of December 31, 2011	37,300	14.19

Because nonemployees hold the restricted common shares, the fair value of the restricted common shares and resulting share-based payment expense fluctuate with the estimated or actual market price of Holdings’ common shares. The grant-date fair value of the restricted common shares was based on the estimated fair value of Holdings as calculated in the valuation prepared as of December 31, 2010 and as discussed in the associated fairness opinion and Holdings’ Registration Statement on Form S-4 . As a result of modifications to the Contribution described in Holdings’ post-effective amendment to its Registration Statement on Form S-4 , the estimated fair value of Holdings’ common shares increased to $24.29 at December 31, 2011. As of December 31, 2011, at a fair value of $24.29, the maximum amount of share-based payment expense related to nonvested restricted common shares that Holdings will have to recognize over the remaining 19 month term is $0.6 million.

Note 4 – Income Taxes

Significant components of the income tax benefit are as follows (in thousands):

Year Ended December 31, 2011
Current:
Federal	$44
State	—

Total current	44

Deferred:
Federal	62
State	—

Total deferred	62

Income tax benefit	$106

A reconciliation of the actual tax rate to the statutory U.S. tax rate is as follows:

Year Ended December 31, 2011
Federal statutory rate	35.0%
State income taxes, net of federal benefit	—

Effective tax rate for income from operations	35.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

USMD HOLDINGS, INC.

Notes to Financial Statements-(Continued)

December 31, 2011

Year Ended December 31, 2011
Deferred tax assets:
Share-based payment	$62

Total deferred tax assets	$62

Holdings has performed an evaluation and concluded that there are no significant uncertain tax positions requiring recognition in Holdings’ financial statements. The evaluation was performed for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2011, which includes the 2011 tax year.

Note 5 – Loss per Share

Basic loss per share is based on the weighted-average number of common shares outstanding and diluted loss per share is based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share and the computation of basic and diluted loss per share attributable to Holdings (in thousands, except share and per share data):

Year Ended December 31, 2011
Numerator:
Net loss attributable to Holdings	$(197)

Denominator:
Weighted-average common shares outstanding	—
Effect of potentially dilutive securities:
Restricted common shares	37,300

Weighted-average common shares outstanding assuming dilution	37,300

Loss per share attributable to Holdings
Basic	$(5.28)
Diluted	$(5.28)

The only shares issued and outstanding are the restricted common shares, which include a continued service vesting requirement resulting in contingently issuable shares. As of December 31, 2011, 16 holders of Holdings’ restricted common shares had terminated employment with USMD or UANT, reducing contingently the amount of issuable common shares from 38,900 to 37,300.

Note 6 – Commitments and Contingencies

Shareholder and Partner Votes and Commitment to Enter into a Businesses Combination

As discussed in Note 1, on August 23, 2011, the shareholders of USMD and the partners of UANT and Ventures voted on and approved the Contribution transaction described in Holdings’ Form S-4 registration statement and accompanying prospectus. Holdings expects to close the Contribution in mid 2012, subject to the satisfaction of certain closing conditions. In addition, in December 2011, Ventures and Holdings entered into Merger Agreements with MCNT and Impel. On February 10, 2012, Holdings filed a post-effective amendment to its Form S-4 registration statement describing the transaction.

Note 7 – Related Party Transactions

USMD currently pays for Holdings’ expenses, which are recorded on Holdings’ balance sheet as due to related party. These expenses consist of expenses associated with the preparation and filing of periodic reports and the post-effective amendment to Form S-4 with the SEC. If the Contribution fails to occur, it is unlikely Holdings will have the ability to pay amounts due. At December 31, 2011, $81,000 is due to USMD Inc. and is recorded in related party payables on Holdings balance sheet.

SUPPLEMENTAL FINANCIAL INFORMATION OF USMD INC.

Holdings is presenting as supplemental financial information, the financial statements of USMD, which will be considered the accounting acquirer in the event the Contribution transaction is consummated. Following are the consolidated financial statements of USMD for the years ended December 31, 2011 and 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

USMD Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of USMD Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USMD Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas

March 30, 2012

USMD INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,822	$7,477
Accounts receivable, net of allowance for doubtful accounts of $428 and $393 at December 31, 2011 and 2010, respectively	3,624	2,917
Affiliate accounts receivable	1,174	1,694
Deferred tax assets, current	116	168
Prepaid expenses and other current assets	235	143

Total current assets	15,971	12,399
Property and equipment, net	3,070	2,219
Investments in nonconsolidated affiliates	11,930	11,682
Goodwill	8,335	9,804
Intangible assets, net	306	343
Deferred tax assets, less current portion	808	445

Total assets	$40,420	$36,892

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$243	$404
Accrued payroll	1,534	1,459
Other accrued liabilities	2,742	1,765
Other current liabilities	278	—
Current portion of long-term debt	886	234
Current portion of related party long-term debt	469	429
Current portion of capital lease obligations	239	229

Total current liabilities	6,391	4,520
Other long-term liabilities	1,057	—
Long-term debt, less current portion	—	883
Related party long-term debt, less current portion	6,789	7,258
Capital lease obligations, less current portion	821	1,092
Deferred tax liabilities	3,914	5,011

Total liabilities	18,972	18,764

Commitments and contingencies

Equity:
USMD Inc. stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 30,982,196 shares issued and 29,707,912 shares outstanding at December 31, 2011 and 2010	310	310
Additional paid-in capital	7,404	6,825
Retained earnings	10,571	7,913
Accumulated other comprehensive loss	(19)	—
Treasury stock at cost, 1,274,284 shares at December 31, 2011 and 2010	(1,184)	(1,184)

Total USMD Inc. stockholders’ equity	17,082	13,864
Noncontrolling interests in subsidiaries	4,366	4,264

Total equity	21,448	18,128

Total liabilities and equity	$40,420	$36,892

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010
Revenue:
Management services revenue	$23,211	$19,795
Lithotripsy revenue	21,975	20,845
Net patient service revenue	—	14,896
Other operating revenue	3,690	497

Net operating revenue	48,876	56,033

Operating expenses:
Salaries, wages and employee benefits	20,208	21,546
Medical supplies and services expense	376	5,072
Provision for doubtful accounts	35	1,760
Other operating expenses	8,660	8,778
Depreciation and amortization	916	1,943
Goodwill impairment	—	690

Total operating expenses	30,195	39,789

Income from operations	18,681	16,244
Other income (expense):
Interest income (expense), net	(846)	(2,079)
Equity in income of nonconsolidated affiliates	1,715	1,424
Impairment of investments in nonconsolidated affiliates	(758)	(4,585)
Other income (expense), net	—	12,433

Total other income (expense)	111	7,193

Income before provision for income taxes	18,792	23,437
Provision for income taxes	(2,838)	(4,449)

Net income	15,954	18,988
Less: net income attributable to noncontrolling interests	(13,296)	(11,563)

Net income attributable to USMD Inc	$2,658	$7,425

Earnings per share attributable to USMD Inc.
Basic	$0.09	$0.25
Diluted	$0.09	$0.25

Weighted average common shares outstanding
Basic	29,708	29,708
Diluted	29,777	29,776

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2011	2010
Net income	$15,954	$18,988
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $10	(19)	—
Unrealized loss on interest rate swap	—	(22)
Elimination of accumulated unrealized loss on interest rate swap due to deconsolidation of USMD Arlington and USMD Fort Worth	—	245

Total other comprehensive income (loss)	(19)	223

Comprehensive income	15,935	19,211
Less: comprehensive income attributable to noncontrolling interests	(13,296)	(11,563)

Comprehensive income attributable to USMD Inc. common stockholders	$2,639	$7,648

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	USMD Inc. Common Stockholders’
	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares	Cost	Total USMD Inc.	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2009	30,982	$310	$6,224	$(223)	$488	1,274	$(1,184)	$5,615	$18,524	$24,139
Net income	—	—	—	—	7,425	—	—	7,425	11,563	18,988
Unrealized loss on interest rate swap	—	—	—	(22)	—	—	—	(22)	(90)	(112)
Stock compensation expense	—	—	601	—	—	—	—	601	—	601
Elimination of unrealized loss on interest rate swap due to deconsolidation	—	—	—	245	—	—	—	245	(245)	—
Effect of deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	(13,257)	(13,257)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	750	750
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,981)	(12,981)

Balance at December 31, 2010	30,982	310	6,825	—	7,913	1,274	(1,184)	13,864	4,264	18,128
Net income	—	—	—	—	2,658	—	—	2,658	13,296	15,954
Foreign currency translation adjustments, net of tax	—	—	—	(19)	—	—	—	(19)	—	(19)
Stock compensation expense	—	—	579	—	—	—	—	579	—	579
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	157	157
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(13,351)	(13,351)

Balance at December 31, 2011	30,982	$310	$7,404	$(19)	$10,571	1,274	$(1,184)	$17,082	$4,366	$21,448

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$15,954	$18,988
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	35	1,760
Depreciation and amortization	916	1,943
Gain on deconsolidation of subsidiaries	—	(12,425)
Unrealized loss on interest rate swap	—	493
Gain on sale of assets	(86)	(8)
Equity in earnings of nonconsolidated affiliates	(1,715)	(1,424)
Distributions from nonconsolidated affiliates	1,020	710
Stock compensation expense	579	601
Impairment on investments and goodwill	758	5,275
Deferred income tax provision (benefit)	71	2,547
Change in operating assets and liabilities:
Restricted cash	—	24
Accounts receivable	(222)	(367)
Prepaid expenses and other assets	(92)	410
Accounts payable	(161)	185
Accrued liabilities	1,052	1,509

Net cash provided by operating activities	18,109	20,221

Cash flows from investing activities:
Capital expenditures	(395)	(68)
Proceeds from sale of assets	86	—
Investments in nonconsolidated affiliates	(340)	(260)
Decrease in cash due to deconsolidation of subsidiaries	—	(4,790)

Net cash used in investing activities	(649)	(5,118)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(492)	(2,949)
Repayments of related party long-term debt	(429)	(436)
Capital contributions from noncontrolling interests	157	750
Distributions to noncontrolling interests	(13,351)	(12,981)

Net cash used in financing activities	(14,115)	(15,616)

Net increase (decrease) in cash and cash equivalents	3,345	(513)
Cash and cash equivalents at beginning of year	7,477	7,990

Cash and cash equivalents at end of year	$10,822	$7,477

Supplemental information:
Cash paid during the year for:
Interest, net of related parties	$168	$904
Interest to related parties	674	721
Income tax	3,635	939
Noncash transactions:
Assets acquired under capital lease obligations and other long-term liabilities	$1,335	$1,347

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1 – Description of Business

USMD Inc. and its wholly-owned subsidiaries (“USMD” or the “Company”) provide finance, revenue cycle, centralized business office, clinical, operational and business development services, or a selection of these management services to healthcare providers. USMD owns and operates three healthcare management subsidiaries– Mat-RX Development, L.L.C. (“USMD Hospital Division”), USMD Cancer Treatment Centers, L.L.C. (“USMD CTC Division’) and U.S. Lithotripsy, L.P. (“USMD Lithotripsy Division”) –that were formed principally to establish, invest in or acquire, operate and/or manage acute-care hospitals, cancer treatment centers and lithotripsy service providers. USMD is a holding company that owns, either directly or through a wholly-owned subsidiary, 100% of the following subsidiaries:

•

USMD Hospital Division is a healthcare management services company that has a beneficial partnership interest of 5% in USMD Hospital at Arlington, L.P., a Texas limited partnership (“USMD Arlington”) which owns a general acute care hospital in Arlington, Texas. USMD Hospital Division also has a beneficial partnership interest of 20% in USMD Hospital at Fort Worth, L.P., a Texas limited partnership (“USMD Fort Worth”) which owns a general acute care hospital in Fort Worth, Texas. USMD Hospital Division beneficially owns 100% of the equity interests of the general partners of both of these partnerships and manages their hospital operations pursuant to long-term contractual management agreements. Effective March 1, 2010, Texas Health Resources (“THR”), a large non-profit health system in North Texas, purchased a 26% limited partnership interest in USMD Arlington from limited partners other than USMD, bringing its partnership interest in USMD Arlington to 51%. In addition, THR purchased an initial 51% limited partnership interest in USMD Fort Worth from partners other than USMD. USMD’s partnership interests in both hospital partnerships were unaffected. THR also obtained additional governing rights in the amended partnership agreements for the two partnerships. As a result, effective March 1, 2010, USMD determined that it no longer controlled these two partnerships and therefore no longer consolidates their assets, liabilities and results of operations. Since USMD does maintain significant influence over these two partnerships, it began using the equity method of accounting effective March 1, 2010.

•

USMD CTC Division is a healthcare management services company formed to develop, invest in, operate and/or manage cancer treatment centers providing radiotherapy solutions to advance cancer care. As of December 31, 2011, USMD CTC Division had six contractual agreements under which it provided management services to eight operational cancer treatment centers located in Texas, Florida, Missouri and Arizona.

•

USMD Lithotripsy Division is a healthcare management services partnership formed to establish, invest in, operate and/or manage joint venture entities that provide lithotripsy services to hospitals, ambulatory surgery centers, and/or physician offices. As of December 31, 2011, USMD Lithotripsy Division provided management services to two lithotripsy service providers, and served as the general partner, managing member or limited partner in 20 other active lithotripsy service providers, primarily located in the South Central United States. The balance sheets and results of operations of the entities for which USMD served as the general partner are included in USMD’s consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of USMD Inc., its wholly-owned subsidiaries, entities more than 50% owned and other limited partnerships controlled by the Company. The Company consolidates limited partnerships in situations where it is the general partner and the limited partners do not have sufficient rights to overcome the general partner’s presumption of control. The Company eliminates all significant intercompany accounts and transactions in consolidation.

The Company uses the equity method to account for investments in entities it does not control, but has the ability to exercise significant influence over operating and financial policies. Consolidated net income attributable to USMD includes the Company’s share of the net earnings of these entities.

The Company uses the cost method to account for investments in entities it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the Company records these investments at the lower of cost or fair value, as appropriate.

Concentrations and Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Deposits held with financial institutions often exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Accounts receivable are stated at net realizable value and are uncollateralized. At December 31, 2011 and 2010, USMD Arlington and USMD Fort Worth accounted for 76% and 69% of affiliate accounts receivable, respectively. For the year ended December 31, 2011, USMD Arlington and USMD Fort Worth accounted for 22% and 9%, respectively, of net operating revenue. After deconsolidation and for the ten months ended December 31, 2010, USMD Arlington and USMD Fort Worth accounted for 24% and 9%, respectively, of net operating revenue.

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2011

Cash and Cash Equivalents: Cash equivalents include highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents consist primarily of bank deposit accounts.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. The Company regularly reviews this allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible accounts are written off once collection efforts are exhausted. A summary of the Company’s accounts receivable allowance for doubtful accounts activity is as follows (in thousands):

	Balance at Beginning of Year	Provision for Doubtful Accounts	Write-offs	Effect of Deeconsolidation of Subsidiaries	Balance at End of Year
For the years ended December 31,
2011	$393	35	—	—	$428
2010	$4,740	1,760	(1,965)	(4,142)	$393

Property and Equipment, Net: Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are depreciated over the lease term or the asset life, whichever is shorter. Routine maintenance and repairs are charged to operating expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the consolidated statement of operations. At December 31, 2011, estimated useful lives of assets are as follows:

Major movable equipment	3-10 years
Furniture and equipment	3-10 years
Leasehold improvements	6 years
Software	5 years

Impairment of Long-Lived Assets and Other Intangible Assets: The Company evaluates its long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. An impairment loss is recognized when the carrying amount of the asset or group of assets exceeds the respective fair value. Fair value of assets is estimated based on appraisals, established market values of comparable assets or internal estimates of discounted future cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. No impairment charges were required during the fiscal years ended December 31, 2011 and 2010.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price and related costs over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Goodwill is not subject to amortization, but is tested for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. Such circumstances may include an adverse change in the business climate or a change in the assessment of future operations of a reporting unit. Goodwill is tested for impairment at a reporting unit level. Goodwill impairment reviews are determined using a two-step process. The first step of the process requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations and its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired. If the carrying amount exceeds the estimated fair value, impairment is indicated. An impairment loss would be recorded if the carrying amount of goodwill exceeds its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities. The Company performed its annual goodwill impairment evaluation as of December 31, 2011 and no impairment was deemed necessary.

The Company amortizes the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. At December 31, 2011, none of the Company’s finite useful lived intangible assets have an estimated residual value.

Interest Rate Swaps: From time to time, the company may enter into interest rate swap agreements. Interest rate swaps are recorded on the consolidated balance sheet and measured at fair value regardless of the purpose or intent for holding them. The accounting for changes in the fair value of a swap depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, whether it is a hedging or trading swap. Changes in the fair value of interest rate swaps held by the Company that qualify as cash flow hedges are included in other comprehensive income (loss) and reclassified into earnings in the period in which the hedged transaction affects earnings. Changes in the fair value of interest rate swaps held by the Company which do not qualify as part of a hedging relationship are recorded in current period earnings. The Company’s policy is to not hold or issue swaps or derivatives for trading purposes.

Revenue Recognition: The Company earns management services revenue through the provision of management services to its managed entities. Management fee revenues are recognized based on a defined percentage of cash collections or adjusted net revenues of the Company’s managed entities. These terms and percentages are contractually defined and the Company recognizes revenue when the contractual terms and revenue recognition criteria are met. The Company may also provide certain managed entities with management, medical professional, information technology, revenue cycle and/or other finance staff. Revenue for these services is included in management services revenue and is recognized as the services are provided and revenue recognition criteria are met.

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2011

The Company provides lithotripsy services to hospitals and other medical facilities in the geographic service areas where the Company owns, operates, and manages lithotripsy service providers. Lithotripsy revenue is recognized as services are provided and reported based on actual contract price or estimated net realizable amounts.

In 2011, other operating revenue includes revenue from a fee to terminate a management agreement between USMD CTC Division and a managed entity. In 2010, other operating revenue includes miscellaneous operating revenue of USMD Arlington and USMD Fort Worth prior to deconsolidation. Other operating revenue is generally recognized as contractual terms are met or as services are provided.

During 2010, net patient service revenue was recognized as services were provided and reported at the estimated net realizable amounts due from patients, third-party payers, and others. There was no patient services revenue during 2011.

Stock-Based Compensation: Stock-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their estimated grant-date fair value and amortized on a straight-line basis over the vesting period.

Income Taxes: Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance when based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management determines it is more likely than not that all or a portion of the deferred tax assets may not be realized. Primary factors considered include historical earnings, estimates of current and expected future earnings, availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits, prudent and feasible tax planning strategies and current and future ownership changes.

Management considers many factors when evaluating the Company’s uncertain tax positions, and such judgments are subject to periodic review. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (1) the more likely than not recognition threshold is satisfied; (2) the position is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied. The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.

The determination and evaluation of the Company’s provision for income taxes and analysis of uncertain tax positions items requires significant judgment and knowledge of federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. While the Company believes it has adequately provided for its income tax receivables or liabilities and deferred tax assets or liabilities in accordance with applicable income tax guidance, adverse determinations by taxing authorities or changes in tax laws and regulations could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Translation of Foreign Currencies: The financial statements of the Company’s foreign affiliate in Mexico are measured in local currency and then translated into U.S. dollars. All assets and liabilities have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from changes in exchange rates are accumulated as a component of accumulated other comprehensive income (loss).

Fair Value Measurements: Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The basis for these assumptions establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are as follows:

•	Market approach – Prices and other market-related information involving identical or comparable assets or liabilities;

•	Cost approach – Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and

•	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option pricing models and lattice models).

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2011

Investments in Nonconsolidated Affiliates: Investments in entities the Company does not control but in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment, additional contributions made, dividends or distributions received, and impairment losses resulting from adjustments to net realizable value. The Company records equity method losses in excess of the carrying amount of an investment when the Company guarantees obligations or is otherwise committed to provide further financial support to the affiliate. The Company uses the cost method to account for equity investments for which the equity securities do not have readily determinable fair values and for which the Company does not have the ability to exercise significant influence. Under the cost method of accounting, equity investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, additional investments, or distributions deemed to be a return of capital.

Noncontrolling Interests in Subsidiaries: The consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of such entities. The Company records adjustments to controlling interests for the allocable portion of income or loss to which the noncontrolling interests’ holders are entitled based upon the portion of the subsidiaries they own. Contributions from and distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interests holders’ balance.

Advertising Expense: The Company expenses all advertising costs when incurred. The Company incurred $8,000 and $266,000 in advertising expense for the years ended December 31, 2011 and 2010, respectively, which is included in other operating expenses in the accompanying consolidated statements of operations.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and certain assumptions that affect the reported amounts of assets and liabilities, disclosed contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, certain assumptions used in impairment analyses, depreciable lives of assets, fair value of investments in nonconsolidated affiliates, fair value of interest rate swaps, fair value of stock options and contingency and litigation reserves. While management believes current estimates are reasonable and appropriate, the Company cannot predict future events and their effects with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as better data becomes available, as additional information is obtained, and as the operating environment changes. The Company evaluates and updates assumptions and estimates on an ongoing basis and may employ outside experts to assist in evaluations, as considered necessary. Actual results could differ materially from those estimates.

Recently Issued or Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The FASB’s primary objective was to collaborate with the International Accounting Standards Board to develop common requirements for measuring fair value and disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. ASU 2011-04 (i) expands and enhances disclosures about fair value measurements and (ii) clarifies the FASB’s intent about the application of existing fair value measurement requirements in certain circumstances. Public companies are required to adopt the provisions of ASU 2011-04 on a prospective basis during interim and annual periods beginning after December 15, 2011. For nonpublic companies, ASU 211-04 is effective for annual periods beginning after December 15, 2011. Early adoption of the amended accounting guidance is not permitted. USMD adopted ASU 2011-04 effective January 1, 2012. There was no impact to USMD’s financial position, results of operations or cash flows upon adoption of this guidance.

In June 2011, the FASB issued ASU 2011-5, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the Company’s elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the options for presenting other comprehensive income change under the guidance, other portions of the current guidance will not change. ASU 2011-05 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. ASU 2011-05 is effective for nonpublic companies for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. The Company implemented this guidance effective with its reporting as of and for the year ended December 31, 2011 by presenting consolidated statements of comprehensive income (loss) immediately following the consolidated statements of operations. This guidance had no other impact on the Company.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. The Company adopted ASU 2011-12 upon issuance and there was no impact on its financial position, results of operations or cash flows upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step quantitative goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2011

requires the Company to adopt these provisions in 2012; however, early adoption is permitted. The Company adopted ASU 2011-08 effective January 1, 2012 and does not believe that adoption will have a material impact on its goodwill impairment testing or results therefrom, consolidated financial statements or notes thereto.

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

Note 3 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
	Investment	Ownership Percentage	Investment	Ownership Percentage
USMD Arlington	$5,513	5.000%	$6,162	5.000%
USMD Fort Worth	6,203	20.024%	5,286	20.024%
Other	214	4%-34%	193	4%-40%

	$11,930		$11,641

The net carrying value of investments accounted for under the cost method was $-0- and $41,000 at December 31, 2011 and 2010, respectively.

2011 Activity

In March 2011, the Company terminated its 40% membership interest in and management agreement with a limited liability company formed to provide radiation therapy services in the state of New York and recorded an impairment charge of $48,000 to reduce its carrying value in the investment to zero, its estimated fair value. During the second quarter of 2011, the Company concluded that its cost method investment in a lithotripsy service provider was impaired and the Company recorded an impairment charge of $41,000 to reduce its investment to zero, its estimated fair value. During the fourth quarter of 2011, the Company recorded a pretax charge of $669,000 to reduce the carrying value of partnership interests in USMD Arlington (see Note 9). These impairments are included in impairment of investments in nonconsolidated affiliates on the consolidated statement of operations.

In June 2011, the Company invested $340,000 in a radiation oncology company in Monterrey, Mexico. Because the Company has the ability to exercise significant influence over the management and operations of the investee, the Company accounts for the investment under the equity method of accounting.

Effective September 30, 2011, Willowbrook Cancer Center, LLC a Texas limited liability company (“Willowbrook”), sold its operating assets (excluding cash and accounts receivable) to a third party, and as part of the same transaction, paid to USMD CTC Division a fee to terminate the management agreement and Facility Development and Management Agreement between Willowbrook and USMD CTC Division. USMD CTC Division recognized income of $3.7 million on termination of this contract, which is recorded in other operating revenue on the consolidated statement of operations.

On December 31, 2011, partnership agreements for three managed lithotripsy entities expired. On January 1, 2012, USMD entered into new partnership agreements with those entities. USMD continues to account for these entities under the equity method of accounting. Terms of the new agreement for one of the entities necessitate consolidation accounting and beginning January 1, 2012 USMD consolidates the entity’s balance sheet and results of operations. The other two entities are included in USMD’s consolidated financial statements as they were under the previous partnership agreements.

2010 Activity

In September 2010, the Company invested $260,000 in a New York limited liability company that intended to operate a radiation oncology facility in return for a 40% membership interest and concurrently signed an agreement to manage the facility.

During the fourth quarter of 2010, the Company recorded a pretax charge of approximately $4.6 million to reduce the carrying value of partnership interests in the hospital partnerships (see Note 9). The $4.6 million asset impairment consists of approximately $1.5 million related to the Company’s investment in USMD Arlington and approximately $3.1 million related to the Company’s investment in USMD Fort Worth.

Other

At December 31, 2011, the carrying value of the investments in USMD Arlington and USMD Fort Worth is greater than the Company’s equity in the underlying net assets of the hospitals by $9.2 million due primarily to recording the investments at estimated fair value upon deconsolidation of the hospital partnerships, offset by the subsequent impairment of the investments.

At December 31, 2011, the Company’s consolidated retained earnings includes $0.5 million of undistributed earnings from nonconsolidated affiliates accounted for under the equity method.

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2011

Summarized combined financial information for the Company’s nonconsolidated affiliates accounted for under the equity method is as follows (in thousands):

	December 31,
	2011	2010
Current assets	$31,829	$29,817
Noncurrent assets	78,258	80,730
Current liabilities	19,280	19,558
Noncurrent liabilities	57,866	63,787

	Years Ended December 31,
	2011	2010
Revenue	$132,412	$109,322
Income from operations	26,601	22,754
Income from continuing operations	26,334	18,272
Net income	20,739	18,272

Note 4 – Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Buildings and leasehold improvements	$118	$104
Major movable equipment	7,519	6,474
Furniture and equipment	1,352	1,270
Software	1,169	954

Gross property and equipment	10,158	8,802
Less: accumulated depreciation and amortization	(7,088)	(6,583)

Property and equipment, net	$3,070	$2,219

Property and equipment depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $0.9 million and $1.7 million, respectively.

Assets recorded under capital lease arrangements included in property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Major movable equipment	$1,334	$1,334
Furniture and equipment	13	13

Gross assets recorded under capital leases	1,347	1,347
Less: accumulated amortization	(318)	(59)

Net assets recorded under capital leases	$1,029	$1,288

Amortization expense pertaining to property, plant and equipment under capital lease arrangements is included with depreciation and amortization expense in the consolidated statements of operations.

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2011

Note 5 – Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for each reporting unit during 2011 and 2010 (in thousands):

	USMD Lithotripsy Division	USMD Management Operations	USMD Arlington	USMD Fort Worth	Total
Balance at January 1, 2010
Goodwill	$5,587	$5,474	$1,573	$342	$12,976
Reduction due to deconsolidation	—	—	(1,573)	(342)	(1,915)
Impairment	(690)	—	—	—	(690)
Transfer to intangible asset	—	(567)	—	—	(567)

Balance at December 31, 2010	$4,897	$4,907	$—	$—	$9,804

Tax benefit applied to goodwill	(1,469)	—	—	—	(1,469)

Balance at December 31, 2011	$3,428	$4,907	$—	$—	$8,335

Calculation of the gain on deconsolidation of the partnerships included $1.9 million of goodwill attributable to the deconsolidated partnerships. This amount was included as a component of investment carrying value and removed from goodwill upon deconsolidation. As a result of the Company’s 2010 annual goodwill impairment test, a non-cash impairment charge of $0.7 million was recorded related to the USMD Lithotripsy Division reporting unit for the year ended December 31, 2010. The impairment resulted from a decrease in projected operating margin due to reductions in projected revenue combined with higher operating expenses. In estimating the fair value of the Company’s reporting units, management makes estimates and judgments about future cash flows and market valuations using a combination of income and market approaches, respectively, defined as Level 3 inputs under the fair value measurement hierarchy. In performing its impairment analyses, the Company relied primarily on an income approach, specifically a discounted cash flow analysis, which includes assumptions for, among other factors, discount rates, cash flow projections, growth rates and terminal value rates, all of which require significant judgment. The Company updates specific assumptions at the date of each impairment test to incorporate current industry and Company-specific risk factors from the perspective of a market participant.

Intangible assets consist of the following (in thousands):

	December 31,
	2011	2010
Management agreements:
Gross carrying amount	$567	$567
Accumulated amortization	(261)	(224)

Intangible assets, net	$306	$343

Aggregate amortization expense for the years ended December 31, 2011 and December 31, 2010, totaled $37,000 and $224,000, respectively. In early 2010, the Company renewed USMD Arlington and USMD Fort Worth management agreements for ten-year terms. The Company expects to incur annual amortization expense of $37,500 related to the management agreements for each of the next five years.

Note 6 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Accrued expenses	$1,097	$424
Accrued bonus	974	521
Federal income tax payable	109	564
Other accrued expenses	562	256

	$2,742	$1,765

Note 7 – Long-Term Debt, Capital Lease Obligations and Other Long-Term Liabilities

Long-term debt consists of the following (in thousands):

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2011

	December 31,
	2011	2010
USMD Inc.
Subordinated notes payable	$731	$731
USMD Lithotripsy Division subordinated notes payable	7,258	7,687

	7,989	8,418

Consolidated lithotripsy entities
Notes payable	155	386
Capital lease obligations	1,060	1,321

	1,215	1,707

Total long-term debt and capital lease obligations	9,204	10,125
Less: current portion	(1,594)	(892)

Long-term debt and capital lease obligations, less current portion	$7,610	$9,233

USMD Inc.

Subordinated Notes Payable

On May 12, 2008, the Company issued a $760,000 subordinated note payable to a former officer and shareholder of the Company to repurchase shares of the Company’s common stock held by the individual. The note payable is secured by the shares of common stock repurchased and matures on April 30, 2012. At December 31, 2011 and 2010, outstanding borrowings under the note payable were $731,000. Interest accrues at a fixed rate of 9.00% and is payable monthly.

USMD Lithotripsy Division Subordinated Notes Payable

Effective January 1, 2007, U.S. Lithotripsy L.P., a predecessor to USMD Lithotripsy Division, acquired the remaining 59.4% of partnership interests from four then-current members of the Company’s Board of Directors (two of which are current members of the Company’s Board of Directors), the acting President of U.S. Lithotripsy L.P. and an unrelated party (the “Predecessor Owners”). In exchange, U.S. Lithotripsy L.P. paid cash of $1.2 million and issued notes payable totaling $9.7 million to the Predecessor Owners. At December 31, 2011 and 2010, the entire balances of USMD Lithotripsy Division Subordinated Notes Payable are due to these related parties. Borrowings under the notes are secured by substantially all present and future assets of U.S. Lithotripsy L.P. and the partnership interests redeemed as part of the transaction.

Monthly principal and interest payments of $92,000 are due on the notes through maturity on December 31, 2021. Interest accrues at a fixed rate of 9.00%, subject to a premium of 1.00% under certain payment options available to the Company. At December 31, 2011 and 2010, outstanding borrowings under the notes totaled $7.3 million and $7.7 million at a fixed rate of 9.0%, respectively.

Other

On January 1, 2007 and February 15, 2007, the Company entered into two senior secured notes payable with Bank of Texas, N.A., which were modified at various dates during 2008 and 2009. The Company used borrowings under the senior secured notes to fund working capital and substantially all present and future assets of the Company secured the notes. The notes were paid in full on December 22, 2010.

On January 10, 2011, the Company executed a $1.0 million line of credit agreement with Chase Bank. The line of credit matured on July 1, 2011 and was not renewed.

Consolidated Lithotripsy Entities

Notes Payable

Two lithotripsy entities consolidated by the Company have notes payable (the “LP Notes”) with financial institutions totaling $155,000, which mature at various dates through 2012 and bear fixed and variable interest rates. The weighted average interest rate of these notes was 4.50% and 5.05% at December 31, 2011 and 2010, respectively. Borrowings from the LP Notes were used to purchase equipment. The individual LP Notes are generally secured by the assets of the individual entity and guaranteed by the respective owners. The LP Notes are subject to various financial and non-financial covenants, including, in some instances, minimum debt service coverage ratios. As of December 31, 2011, one of the entities was not in compliance with all such covenants. The entity subsequently received a waiver for the December 31, 2011 covenant violation. All other entities were in compliance with their covenants.

Other Long-Term Liabilities

Effective late December 2011, three consolidated lithotripsy entities purchased equipment totaling $1.3 million. Financing agreements were not finalized at December 31, 2011; however, the entities have executed agreements in the first quarter of 2012 to finance the full amount of the purchased equipment. As such, at December 31, 2011, the Company has classified the estimated $1.0 million long-term portion of amounts due as other long-term liabilities on the consolidated balance sheet. The estimated $0.3 million current amount due is included in other current liabilities on the consolidated balance sheet.

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2011

Maturities of USMD Inc. long-term debt are as follows as of December 31, 2011 (in thousands):

Year Ending December 31,
2012	$1,355
2013	513
2014	561
2015	614
2016	671
Thereafter	4,430

Total	$8,144

Capital Lease Obligations

During 2010, one of the Company’s lithotripsy entities entered into capital leases for two lithotripters and associated transportation equipment totaling $897,000. Monthly payments of $18,000 are due over a five-year term. During 2010, one of the Company’s lithotripsy entities entered into a capital lease for a lithotripter totaling $450,000. Monthly payments of $9,000 are due monthly over a five-year term.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2011, are as follows:

Year Ending December 31,
2012	$318
2013	317
2014	318
2015	282
2016	8
Thereafter	—

Total minimum lease payments	1,243
Less: amounts representing estimated taxes, maintenance and insurance amounts included in the total above	—

Net minimum capital lease payments	1,243
Less: amount representing interest	(183)

Present value of minimum lease payments	1,060
Less: current portion	239

Capital lease obligations, less current portion	$821

Interest expense, net consists of the following (in thousands):

	Years Ended December 31,
	2011	2010
Interest and commitment fees	$849	$1,600
Unrealized loss on change in fair value of interest rate swap	—	493
Interest income	(3)	(14)

Total interest expense, net	$846	$2,079

Note 8 – Interest Rate Swaps

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

At December 31, 2011 and 2010, the Company is not party to any interest rate swaps.

Interest Rate Swaps Not Designated as Hedging Instruments

In order to limit the variability of interest payments caused by changes in the London Inter-Bank Offered Rate (“LIBOR”), when they were consolidated entities of USMD, USMD Arlington and USMD Fort Worth were party to five interest rate swaps intended to convert certain of their long-term debt variable interest rates to fixed rates. Prior to deconsolidation of these hospital partnerships, for the two months ended February 28, 2010, the Company recorded an unrealized loss of $0.5 million on the changes in fair value of the interest rate swaps, which is included in interest income (expense), net on the consolidated statement of operations.

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2011

Interest Rate Swaps Designated as Cash Flow Hedges

When it was a consolidated entity of USMD, USMD Fort Worth was party to an interest rate swap as a cash flow hedge of future interest payments on $12.97 million of its long-term debt. The swap was designated as a cash flow hedge under GAAP and effectively converted a LIBOR-based variable rate to a synthetic fixed rate of 5.23%. Effective March 1, 2010, in conjunction with deconsolidation of the partnerships, the Company eliminated the swap from its records and reversed the total accumulated other comprehensive loss of $245,000, inclusive of a 2010 year to date unrealized loss of $22,000.

Note 9 – Fair Value Measurements

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

2011

As previously described in Note 3, Investments in Nonconsolidated Affiliates, the Company measured at fair value certain investments in nonconsolidated affiliates. During 2011, the Company recorded a pretax charge of $669,000 to reduce the carrying value of its partnership interests in USMD Arlington to its estimated fair value. In connection with the Company’s commitment to enter into a business combination (see Notes 13 and 16), a valuation of the Company’s business units and partnership interests was conducted as of December 31, 2011 that indicated that the fair value of USMD’s investment in USMD Arlington had declined from its carrying value. The valuation primarily relied on an income approach – discounted cash flow analysis and included assumptions for discount rates, cash flow projections, growth rates and terminal values. The valuation is considered a Level 3 fair value measurement under the fair value hierarchy. The decline in USMD Arlington fair value resulted from revisions in estimates relating to patient volumes and case mix.

2010

On March 1, 2010, in connection with deconsolidation of USMD Arlington and USMD Fort Worth, the Company recorded the investments in these partnerships at their estimated fair market value based on a valuation of the Company’s business units and ownership interests. This adjustment resulted in a gain on deconsolidation of $12.4 million, which is recorded in other income (expense). The valuation primarily relied on an income approach – discounted cash flow analysis and included assumptions for discount rates, cash flow projections, growth rates and terminal values. The valuation is a Level 3 fair value measurement under the fair value hierarchy.

In connection with the Company’s commitment to enter into a business combination (see Notes 13 and 16), a valuation of the Company’s business units and partnership interests was conducted as of December 31, 2010 that indicated that the fair value of USMD’s investments in USMD Arlington and USMD Fort Worth had declined from the values established at March 1, 2010, the date of the deconsolidation. The valuation primarily relied on an income approach – discounted cash flow analysis and included assumptions for discount rates, cash flow projections, growth rates and terminal values. The valuation is considered a Level 3 fair value measurement under the fair value hierarchy. The decline in the hospital partnership fair values resulted from revisions in estimates relating to patient volumes, managed care reimbursement rates and estimated discount factors. As a result of the updated valuation, USMD recorded an impairment charge in the fourth quarter of 2010 of $4.6 million.

Fair Value of Other Financial Instruments

Other financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and long-term liabilities. The carrying value and estimated fair value of the Company’s other financial instruments that do not approximate fair value due to their short-term or variable-rate nature are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
USMD Inc. subordinated notes payable	$731	$743	$731	$776
USMD Lithotripsy Division subordinated notes payable	7,258	9,388	7,687	9,672
Consolidated lithotripsy entities notes payable	59	60	179	184
Capital lease obligations	1,060	1,067	1,321	1,321
Other long-term liabilities	1,335	1,335	—	—

The Company determines the fair value of its long-term debt and other long-term liabilities using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt. Quoted market prices are not available for the Company’s long-term debt. The Company’s consolidated lithotripsy entities enter into capital leases or notes payable for equipment; borrowing rates are based on individual partnership creditworthiness. At December 31, 2011, the Company estimated current borrowing rates for the capital leases by adjusting the discount factor of the capital lease obligation at December 31, 2011 by the variance in borrowing rates between the inception dates and balance sheet date. Management noted no significant events that would otherwise affect the borrowers’ creditworthiness. At December 31, 2010, carrying value of the capital lease obligations approximates fair value due to recent lease inception. At December 31, 2011, the carrying value of other long-term liabilities approximates fair value due to recent inception.

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2011

Note 10 – Income Taxes

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Current:
Federal	$2,891	$1,875
State	(22)	27

Total current	2,869	1,902

Deferred:
Federal	(31)	2,547
State	—	—

Total deferred	(31)	2,547

Provision for income taxes	$2,838	$4,449

A reconciliation of the actual tax rate to the statutory U.S. tax rate is as follows:

	Years Ended December 31,
	2011	2010
Federal statutory rate	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.1)	0.1
Net income attributable to noncontrolling interests	(24.8)	(17.3)
Benefit applied to goodwill	0.5	—
Other comprehensive income	0.1	—
Other	4.4	1.2

Effective tax rate for income from operations	15.1%	19.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Intangible assets	$70	$85
Property and equipment	30	56
Facilitative acquisition costs	362	15
Stock-based compensation	453	251
Other compensation	114	166
Other	(105)	40

Total deferred tax assets	924	613

Deferred tax liabilities:
Goodwill	58	(1,308)
Partnership investments	(3,815)	(3,539)
Property and equipment	(157)	(85)
Other	—	(79)

Total deferred tax liabilities	(3,914)	(5,011)

Net deferred tax liabilities	$(2,990)	$(4,398)

Current deferred tax assets	$116	$168
Noncurrent deferred tax assets	808	445
Noncurrent deferred tax liabilities	(3,914)	(5,011)

Net deferred tax liabilities	$(2,990)	$(4,398)

The Company has performed an evaluation and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements for any year presented, nor have any changes occurred in uncertain tax positions in any year presented. The evaluation was performed for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2011, which includes the tax years 2006 through 2011.

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2011

Note 11 – Share-Based Compensation

Pursuant to its 2007 Long Term Incentive Plan (the “Plan”), the Company may grant equity awards to officers, key employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and certain other incentive awards. The terms of the Plan provide for up to 3,250,000 shares of common stock to be granted. At December 31, 2011, the Company had 1,492,500 shares available to be granted under the Plan. All stock options have been granted with an exercise price equal to or in excess of the estimated market value of the Company’s common stock on the date of grant. Options granted in 2010 expire five years from the grant date and were fully vested upon issuance.

During 2011, pursuant to the Plan, the Company granted a newly hired executive options to purchase 1,050,000 shares of the Company’s common stock at an exercise price of $3.00. Options expire eight years from the grant date with vesting of 210,000 on September 1, 2011 and on each January 1st of the succeeding four years, beginning January 1, 2012. The Company expects to incur annual stock compensation expense of $0.3 million related to this issuance in the years 2012-2014. The Company calculated fair value of the options using the Black-Scholes model and inputs described below; however, in consideration of the Commitment to Enter into a Business Combination transaction described in Note 13, the Company utilized stock price and exercise price inputs based on the Company’s estimated proportionate valuation as a component of that transaction. This resulted in a higher stock option fair value than would have occurred utilizing the Company’s current estimated common share fair value and exercise price per the stock grant.

The fair value of stock-based awards on the date of grant is computed using the Black-Scholes option pricing model. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the option. As a recently formed, nonpublic entity with limited equity transaction history, it was not practicable for the Company to estimate the volatility of its share price, therefore, volatility was estimated based on the historical and implied volatilities of a group of companies considered peers. Management concluded that the peers’ businesses were more characteristic of the Company’s business than industry indexes. An average of the peers’ volatility was utilized as an estimate of the Company’s share price volatility. The expected life of awards granted represents the period of time that the awards are expected to be outstanding based on the “simplified” method, which is allowed for companies that cannot reasonably estimate expected life of options based on its historical share option exercise experience. The Company does not expect to pay dividends on its common stock. Due to the nature of the issuances, the company estimated zero option forfeitures. Stock-based compensation expense is recorded only for those awards that are expected to vest. Assumptions used in the Black-Scholes model for stock options granted were as follows:

	Years Ended December 31,
	2011	2010
Risk-free interest rate	1.20%	1.38%
Expected volatility of common stock	54.97%	78.70%
Expected life of options	6.0 years	2.5 years
Dividend yield	0.00%	0.00%

The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of exchange traded options. A summary of stock option activity for the year ended December 31, 2011 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2010	238,116	$2.00
Granted	469,384	$3.00
Exercised	—	—
Forfeited and expired	—	—

Outstanding as of December 31, 2010	707,500	$2.66	3.66	$188,112
Granted	1,050,000	3.00
Exercised	—	—
Forfeited and expired	—	—

Outstanding as of December 31, 2011	1,757,500	$2.86	5.85	$207,161

Vested at December 31, 2011	1,127,500	$2.79	5.03	$207,161
Exercisable as of December 31, 2010	707,500	$2.66	3.66	$188,112
Exercisable as of December 31, 2011	1,127,500	$2.79	4.53	$207,161

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2011

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2011 and 2010 was $7.05 and $1.28, respectively. The weighted-average grant-date fair value of the 420,000 stock options that vested during 2011 and the 630,000 unvested stock options at the December 31, 2011 was $7.05. To date, there have been no exercises of stock options under the Plan. The fair value of stock options vested and stock-based compensation expense recognized for the years ended December 31, 2011 and 2010, respectively, was $579,000 and $601,000, and is included in salaries, wages and employee benefits on the consolidated statements of operations. There were no unvested options at December 31, 2010. As of December 31, 2011, there was $0.9 million of unrecognized compensation cost related to unvested share-based compensation awards. This cost is expected to be recognized over a weighted-average period of 36 months.

Note 12 – Earnings per Share

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

	Years Ended December 31,
	2011	2010
Numerator:
Net earnings attributable to USMD Inc.	$2,658	$7,425

Denominator:
Weighted-average common shares outstanding	29,708	29,708
Effect of potentially dilutive securities:
Stock options	69	68

Weighted-average common shares outstanding assuming dilution	29,777	29,776

Earnings per share attributable to USMD Inc.
Basic	$0.09	$0.25
Diluted	$0.09	$0.25

At December 31, 2011 and 2010, the computation of dilutive shares excludes 1,519,384 and 469,384 stock options, respectively, with a weighted-average exercise price of $3.00 per share, because the exercise price of these outstanding options was greater than the estimated fair value of USMD’s common shares and, therefore, was anti-dilutive to the computation.

Note 13 – Commitments and Contingencies

Litigation

The Company is, from time to time, subject to claims and litigation arising in the ordinary course of business. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. The Company is currently not a party to any pending or threatened proceeding, which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Financial Guarantees

As of December 31, 2011, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could potentially be required to make maximum aggregate payments totaling $4.5 million. The remaining terms of these guarantees range from seven to 38 months. The Company records a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as the Company believes the likelihood it will have to perform under these agreements is remote.

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2011

Commitment to Enter into a Businesses Combination

In April 2010, the USMD Board of Directors approved in principle a transaction (the “Original Contribution Agreement”) pursuant to which the Company will combine its business with UANT Ventures, LLP (“Ventures”) and Urology Associates of North Texas, LLP (“UANT”) (the “Contribution”). The Company’s Board of Directors includes three UANT and Ventures shareholders. Of these three, the Company’s CEO and Board chairman is the managing partner of UANT and Ventures. Pursuant to this transaction, the shareholders of the Company will contribute all of their equity interests in the Company to a newly formed Delaware corporation named USMD Holdings, Inc. (“Holdings”) in return for shares of common stock of Holdings. Contemporaneous with this contribution, UANT and Ventures will contribute their businesses to Holdings in return for shares of common stock of Holdings. The parties executed a definitive agreement regarding this transaction in August 2010 and the shareholders of USMD and the partners of Ventures approved it on August 23, 2011.

On December 1, 2011 and December 15, 2011, Ventures and Holdings entered into definitive agreements (the “Merger Agreements”) with The Medical Clinic of North Texas, P.A. (“MCNT”) and Impel Management Services, L.L.C. (“Impel”), respectively. The Merger Agreements provide that subsidiaries of Ventures will merge with and into MCNT and Impel (the “Mergers”) as part of the Contribution, resulting in MCNT and Impel becoming wholly-owned subsidiaries of Ventures. In exchange for their equity interests in MCNT and Impel, the owners of MCNT and Impel will receive as merger consideration partnership interests in Ventures.

MCNT is a multi-specialty physician group that provides professional medical and related health care services throughout the Dallas Fort Worth service area. MCNT provides professional services in medical specialties that include Family Medicine, Internal Medicine, Obstetrics and Gynecology, Pediatrics, Psychotherapy, Sports Medicine, Rheumatology, Endocrinology, Infectious Disease, Geriatrics, Neurology Podiatric Medicine, General Surgery, Allergy and Immunology, Travel Medicine and Diabetes Education.

Impel is a related entity of MCNT that provides management, operational, and administrative services primarily to MCNT.

Operating Lease Commitments

USMD leases certain office space and office equipment under noncancellable operating lease agreements. Operating leases generally have three to seven year terms and include renewal options with terms to be negotiated at the time of renewal. One facility lease includes standard rent escalation terms. These leases generally require the lessee to pay all executory costs such as maintenance and insurance. Future minimum lease payments under operating leases at December 31, 2011 are as follows (in thousands):

Years Ending December 31,
2012	$333
2013	330
2014	306
2015	313
2016	320
Thereafter	163

Total	$1,765

Total rent expense under operating leases was approximately $0.4 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively.

Note 14 – Related Party Transactions

USMD currently pays for Holdings’ expenses, which consist of expenses associated with the preparation and filing of Holding’ periodic reports and the post-effective amendment to Form S-4 with the SEC. If the Contribution fails to occur, it is unlikely Holdings will have the ability to repay USMD for these expenses. At December 31, 2011, $81,000 is due from Holdings and recorded in affiliate accounts receivable on USMD’s balance sheet.

USMD provides management, clinical and support services to seven nonconsolidated affiliates in which it has limited partnership or ownership interests. Management services revenue from these entities totaled $15.2 million, and $12.3 million for the years ended December 31, 2011, and 2010, respectively. In addition, USMD recognized lithotripsy revenues of $2.0 million and $1.7 million from USMD Arlington and USMD Fort Worth for the years ended December 31, 2011 and 2010.

Effective, September 1, 2007, a member of the USMD Board of Directors loaned the Company $51,000 at a 9.0% annual interest rate. USMD paid the loan in full on June 11, 2010.

Note 15 – Employee Benefit Plans

A 401(k) defined contribution plan is provided for all eligible employees. USMD matches amounts contributed by employees, of 50%, 75%, and 100% for years of service of 0—4 years, 4—10 years, and over 10 years, respectively, not to exceed 6.0% of the employee’s base compensation. Retirement benefits equal the amounts accumulated to the employee’s individual account at the date of retirement. The Company’s contributions to the plan totaled $379,000 and $350,000 in 2011 and 2010, respectively.

USMD INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2011

Note 16 – Subsequent Events

Commitment to Enter into a Businesses Combination

As a result of the Merger Agreements discussed in Note 13, on February 9, 2012, USMD, UANT and Ventures entered into an Amendment to the Original Contribution Agreement to reflect, among other changes, that Ventures will contribute to Holdings the MCNT and Impel businesses as part of the Contribution.

Guarantee of Investee Debt

On March 22, 2012, USMD issued a guaranty to a third party lender for the indebtedness of Anchorage Cancer Treatment Center, LLC, an equity method investee, for a construction loan to build out and equip a cancer treatment center and leasehold. The loan is a 7 year, $6.2 million loan at 5.5% interest per annum. USMD holds a 20% equity interest in this investee and its guaranty on this debt is a pro rata 20% or $1.2 million of the original principal of the loan.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Holdings maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Holdings disclosure controls and procedures are designed to ensure that information required to be disclosed in its Exchange Act reports is i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and ii) that such information is accumulated and communicated to its management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Holdings conducted an evaluation, under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in Holdings’ internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the fourth quarter of the fiscal year covered by this Form 10-K that have materially affected or are reasonably likely to materially affect Holdings’ internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include and Holdings has not previously performed or provided, a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies. Under the rules of the SEC, management’s first assessment regarding internal control over financial reporting will be included in its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and positions of our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
John House, M.D.	57	Chairman of the Board, Chief Executive Officer and President
Breaux Castleman	71	Director
Patrick Collini, M.D.	48	Director
Charles Cook, M.D.	55	Director
Gary Rudin	63	Director
James Saalfield, M.D.	67	Director
Paul Thompson, M.D.	55	Director
Karen Kennedy	60	Chief Operations Officer and President, USMD Physician Practice Management Division
Christopher Dunleavy	47	Chief Financial Officer
Richard Johnston, M.D.	63	Chief Physician Officer
Gordon Davis	59	Chief Accounting Officer
Greg Cardenas	47	Secretary and General Counsel

John House, M.D. – Dr. House was the initial director of the Company when it was formed on May 10, 2010. He has been Chairman of the Board since July 22, 2011 and has served as CEO, and President of the Company since July 23, 2011. Dr. House is a board certified urologic surgeon, is the co-founder and Managing Partner of UANT, and is the founder and Chairman of the Board of USMD He has been engaged in the practice of medicine since 1988. As founder, he brings unique knowledge and perspective of the companies’ strategy and business to the board of directors.

Breaux Castleman – Mr. Castleman has been a director of the Company since July 22, 2011. He has served as chairman of the board of directors of Mela Sciences, Inc. (a publicly held medical device company) since 2003. Since 2001, he has also served as president, chief executive officer and chairman of the board of directors of Syntiro Healthcare Services, Inc., a care management, wellness and disease management company. Mr. Castleman also serves as a director of FemPartners, Inc. NextCare, Inc. and MedDirect Inc., all privately-held companies. Previously he held positions as President of the Scripps Clinic, President of Caremark International’s Physician Resource Group, and CEO of the Kelsey-Seybold Clinic. We believe Mr. Castleman’s qualifications to serve on our board of directors include his extensive executive experience as well as his knowledge of the responsibilities of boards of directors.

Patrick Collini, M.D. – Dr. Collini has been a director of the Company since July 22, 2011. He is a board certified urologic surgeon, has been engaged in the practice of medicine since 1997, and joined UANT in 2000. Dr. Collini served as the Chairman of the Quality Assurance Committee of Medical Center of Arlington (2002-2006) and of USMD Arlington Hospital (2004-2008). In addition, Dr. Collini served as the Chairman of the Department of Surgery at Methodist Mansfield Medical Center from 2006-2008 and is a past president of its Medical Staff. Dr. Collini attended Baylor College of Medicine and completed an internship in general surgery at the University of Kentucky, where he also finished his urologic surgery residency. We believe Dr. Collini’s qualifications to serve on our board of directors include his many years of experience in the healthcare industry.

Charles Cook, M.D. – Dr. Cook has been a director of the Company since July 22, 2011. He is a board certified orthopedic surgeon sub-specializing in disorders of the foot and ankle. Engaged in private practice since 1988, he currently serves as managing partner of Orthopedic Specialists in Dallas, Texas. He received his undergraduate degree from LSU and medical degree from LSU Medical School, where he served as class officer and Alpha Omega Alpha president. He served as Clinical Assistant Professor at University of Texas Southwestern Medical Center in Dallas and continues to serve as teaching staff at the John Peter Smith Hospital orthopedic training program in Fort Worth, TX. Dr. Cook founded, and has served since its inception as president of Orthopedic Surgery Association of North Texas. Dr. Cook has also served as a Director of USMD since 2007 and was director of U.S. Medical Development, Inc., the predecessor to USMD. We believe Dr. Cook’s qualifications to serve on our board of directors include his extensive experience in the healthcare industry.

Gary Rudin – Mr. Rudin has been a director of the Company since February 1, 2012. He has over 30 years of experience in the information technology and services business. During an over 30 year career with Electronic Data Systems, Mr. Rudin rose through the ranks to Senior Corporate VP overseeing hundreds of customer relationships while managing three of EDS’s seven industry sectors; Health Care, Government, and Energy, plus the geographic territories of Canada and Latin America. Mr. Rudin sat on the EDS Global Operations Council which oversaw all operations of EDS and also served for a period of time as the CIO of EDS. Mr. Rudin has previously served on the boards of the Tomas Rivera Policy Institute, Dallas Opera, Drake University, and Northwood Club. He currently serves on the Board of Sentinel Data Solutions, a privately-held IT services corporation for the collections industry. Mr. Rudin also serves as an IT and leadership development consultant. We believe Mr. Rudin’s qualifications to serve on our board of directors include his extensive executive and IT experience as well as his knowledge of the responsibilities of directors and corporate governance.

James Saalfield, M.D. – Dr. Saalfield has been a director of the Company since July 22, 2011. He is a board certified urologic surgeon, has been engaged in the practice of medicine since 1977. He is also a diplomat of the American Board of Urology and served as Clinical Instructor in Urology at Southwestern Medical School from 1979 to 1992. Dr. Saalfield served as president of the Medical and Surgical Clinic of Irving for nine years prior to joining UANT. He also was chairman of the membership and credentials committee of Baylor Medical Center-Irving for two years. We believe Dr. Saalfield’s qualifications to serve on our board of directors include his many years of experience in the healthcare industry.

Paul Thompson, M.D. – Dr. Thompson has been a director of the Company since July 22, 2011. Prior to relocating to the Dallas/Fort Worth service area, Dr. Thompson practiced medicine in Missouri for 19 years. During that time, he was Chief of Surgery and Chief of Staff at Southeast Missouri Hospital. Since 2008, he has served as Chief Executive Officer of Cenegenics Dallas-Fort Worth, a certified age management medical practice. Dr. Thompson is one of the authors for the certifying exam in Age Management Medicine. Dr. Thompson has also served as a Director of USMD since 2007 and as a director of U.S. Medical Development, Inc., a predecessor to USMD. [We believe Dr. Thompson’s qualifications to serve on our board of directors include his many years of experience in the healthcare industry.

Karen Kennedy – Ms. Kennedy has served as the Chief Operations Officer of the Company since February 1, 2012. Ms. Kennedy is currently the Chief Executive Officer of Impel, and the Chief Administrative Officer of MCNT and has served in such positions since January 1, 1995. She earned her undergraduate degree at UCLA and a Master’s of Public Health degree from UCLA School of Public Health. At Presbyterian Intercommunity Hospital in Whittier, California, she served as Director of Marketing and Planning and then served as Vice President of Business Development. Prior to joining Impel in October 1994, Ms. Kennedy served as Senior Executive for the Gallatin Medical Foundation of Downey, California, a multi- specialty medical group. Ms. Kennedy also served as the president of Women in Health Administration of Southern California during 1992. Ms. Kennedy is a board member of the Center for Non-Profit Management and a member of the International Board of Visitors for the Neeley School of Business at Texas Christian University.

Christopher Dunleavy – Mr. Dunleavy has served as the Chief Financial Officer of the Company since July 23, 2011. He also serves as Chief Financial Officer for USMD and has served in such capacity for USMD and its predecessors since 2004. He served as Chief Financial Officer for Baylor Heart and Vascular Hospital, LLP from 2001 to 2004 and as Senior Director of Strategic Planning for Sodexho Marriott Services, Inc. from 2000 to 2001. and is a certified public accountant.

Richard C. Johnston, M.D. – Dr. Johnston has served as the Chief Physician Officer of the Company since February 1, 2012. Dr. Johnston graduated from Texas Tech University School of Medicine in 1975 and completed his Internal Medicine residency in 1978 at Austin Breckenridge Hospital. He has been in private practice in the Dallas/Fort Worth area since 1978, and since 2006 he has served as the President and Chairman of the Board of MCNT. Dr. Johnston served as the first Chief of Staff at Las Colinas Medical Center where he now has a full-time internal medicine practice. In 2004, Dr. Johnston’s group practice combined with MCNT. Dr. Johnston currently is active in the North Texas Healthcare Summit and For The Health of Texas, the goals of which are to improve community health.

Gordon Davis – Mr. Davis has served as the Chief Accounting Officer of the Company since July 23, 2011. Mr. Davis also serves as the Chief Financial Officer for USMD Hospital Division and has served in such capacity since 2006. From 1998 to 2006, he worked as an independent financial consultant to healthcare companies, and prior to 1998 he served three Dallas area hospitals in various hospital financial and related managerial roles. and is a certified public accountant.

Greg Cardenas — Mr. Cardenas has served as Secretary of the Company since July 23, 2011, and has served as General Counsel to the Company since September 1, 2011. He has also served as Secretary and General Counsel to USMD since September 1, 2011. Prior to September 1, 2011, Mr. Cardenas was the part-owner of a private law firm located in Dallas, Texas. Mr. Cardenas has served as primary outside legal counsel to both USMD and UANT and their predecessors since 2000. Since 1995, and prior to his current position at Holdings, Mr. Cardenas was in private law practice with an emphasis in healthcare transactional, regulatory and compliance matters. Mr. Cardenas received his J.D., magna cum laude, from Texas Tech University School of Law in 1995, and received a B.B.A. in Finance from Texas A&M University in 1986.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors, or until death, resignation, or removal. Officers are elected by the Board and their terms of office are subject to the discretion of the Board. There are no family relationships among any of our executive officers and directors. As of the date of this filing, there are no material proceedings to which any of our directors, executive officers or stockholders is a party adverse to us.

Director Qualification and Diversity Policies

Holdings has not implemented a formal policy regarding diversity. However, as part of its periodic self-assessment process, the board of directors will determine the diversity of special skills and characteristics necessary for the optimal functioning of the board of directors in its oversight role over both the short-term and long-term periods.

Holdings does not have any specific, minimum qualifications for service on the board of directors. Holdings will seek to have directors with sound business judgment and knowledge in his or her field of expertise. Identified and described below are additional key experiences, qualifications and skills that are important to Holdings’ business and that are considered in the selection of directors, which factors may change from time to time.

Industry experience and education. We seek to have directors with relevant education, business expertise and experience as executives, directors, investors, or in other leadership positions in the healthcare industry.

Business experience. We believe that we benefit from having directors with a substantial degree of recent business experience.

Leadership experience. We believe that directors with experience in significant leadership positions provide us with strategic insights. These directors generally possess a practical understanding of organizations, long-term strategy, risk management and the methods to drive change and growth, as well as the ability to identify and develop these qualities in others.

Finance experience. We seek directors with an understanding of finance and financial reporting processes. We use financial measures to evaluate our performance as well as our attainment of financial performance targets. In addition, the board of directors and the audit committee oversee the public disclosures required of us that include financial statements and related information.

Board Committees and Governance

The Company’s board of directors has established an audit committee, comprised of Dr. Cook (chairperson), Mr. Castleman and Mr. Rudin. The audit committee will recommend to the board of directors the appointment of Holdings’ independent auditors, review and approve the scope of the annual audits of our financial statements, review our internal control over financial reporting, review the findings and recommendations of the regulatory compliance committee, review and approve any non-audit services performed by the independent auditors, review the findings and recommendations of the internal and independent auditors and will periodically review major accounting policies. It operates pursuant to a charter that was adopted by the board of directors and is posted on our corporate website at www.usmdinc.com. The board of directors has determined that Mr. Castleman is qualified as a “financial expert” under the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.

As Holdings is a corporation formed solely in contemplation of the Contribution and does not currently have any assets or operations, the board of directors has determined that at this time it is not necessary for Holdings to have a nominating committee or committee performing similar functions. All of the current directors participate in the consideration of director nominees.

Holdings is not currently listed for quotation on any stock exchange but has applied for listing with the NASDAQ Capital Market. Upon listing, Holdings anticipates it will qualify as a “controlled company” under the rules of the NASDAQ Capital Market. As a “controlled company,” Holdings is not required to establish a compensation committee and has not done so.

The entire board of directors will be engaged in risk management oversight. At the present time, the board of directors has not established a separate committee to facilitate its risk management oversight responsibilities. The board of directors will continue to monitor and assess whether such a committee would be appropriate. The audit committee will assist the board of directors in its oversight of our risk management and the process established to identify, measure, monitor, and manage risks, in particular major financial risks. The board of directors will receive regular reports from management, as well as from the audit committee, regarding relevant risks and the actions taken by management to adequately address those risks.

Our board leadership structure does not separate the Chairman and Chief Executive Officer roles into two positions. We believe this structure is appropriate given the current ownership structure whereby Ventures owns the controlling majority of our common stock. Our board of directors also believes that the Chief Executive Officer, being responsible for setting our strategic direction, should also preside over the board meetings where such strategic direction is being discussed.

Code of Conduct and Non-Retaliation Policy

The board of directors has adopted a Code of Conduct that applies to its directors, officers (including its chief executive officer, chief financial officer, controller and other persons performing similar functions), and management employees. The Code of Conduct is available on our website at www.usmdinc.com. We intend to post any material amendments or waivers of, our Code of Conduct that apply to our executive officers, on this website. In addition, our Non-Retaliation Policy is available on our website at www.usmdinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable

Item 11.	Executive and Director Compensation

Executive Compensation

Holdings did not pay any compensation to any executive officer during 2010 or 2011. The executive officers of Holdings serve as executive officers of USMD or of MCNT in the same or similar capacities. These individuals receive compensation from USMD or MCNT for their services, but Holdings has not paid any compensation to any executive officer since inception and does not expect to pay any compensation to any executive officer until after the closing of the Contribution.

Employment Agreements

We have not entered into any written employment agreements with any executive officers or other employees. Although the terms of the agreement have not yet been negotiated, we intend to enter into an employment agreement with Karen Kennedy, our Chief Operations Officer, such agreement to be effective as of the closing date of the Contribution. In addition, Drs. John House, Steven Brock, Patrick Collini, Russell Dickey, James Saalfield and Khang Tran will enter into written physician’s employment agreements with USMD Physician Services that will be effective as of the closing date of the Contribution. The terms of these agreements have not yet been finalized but Holdings anticipates that the physicians will receive base compensation based on their production of “relative value units,” also known as RVUs. The RVU rate has not yet been established and will be subject to review to ensure the compensation paid is within the range of fair market value for the services provided. Holdings also anticipates that the physicians will be eligible to receive quality and performance bonuses, based upon metrics not known at this time but to be agreed upon and subject to regulatory review.

Outstanding Equity Awards at Fiscal Year End

We have no outstanding equity awards, including common stock options, to our executive officers and directors.

Severance and Change of Control Benefits

Holdings has not entered into a severance agreement with any executive officer, but we anticipate entering into severance agreements with our executive officers upon the closing of the Contribution. Although these agreements are currently under negotiation, we anticipate that the terms of the agreements will provide that, upon termination of an executive officer’s employment (other than a termination for cause by us or a voluntary termination by the executive officer without good reason) after a change of control transaction, the executive officer would be entitled to an amount equal to his or her annual base compensation from the Company at the time of termination. We anticipate the severance agreements will also contain a covenant of confidentiality and nondisclosure from the executive officer and that each executive officer will be required to execute a release of claims as a condition of receiving the severance benefit.

Director Compensation

No director received any compensation for services to the Company prior to December 31, 2011. Directors of the Company who also serve on the board of directors of USMD will continue to be compensated by USMD for their service as on such board but will not receive compensation for their service as directors to the Company until the closing of the Contribution.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The board of directors of Holdings approved a 2010 Equity Compensation Plan (the “Plan”). The purpose of the Plan is to provide certain employees, directors, consultants and advisors of Holdings with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. Holdings believes that the Plan will encourage the participants to contribute materially to its growth, thereby benefiting the our shareholders, and will align the economic interests of the participants with those of the shareholders.

The Plan is administered and interpreted by the compensation committee of the Board. If at any time the Board has not established a compensation committee, the Plan shall be administered and interpreted by the Board acting as a whole. The compensation committee or the board, as the case may be, will have the sole authority to determine the individuals to whom grants shall be made under the Plan, determine the type, size and terms of the grants to be made to each such individual and determine the time when the grants will be made and the duration of any applicable exercise or restriction period, including the criteria for exercisability and the acceleration of exercisability.

Awards under the Plan may consist of grants of incentive stock options, nonqualified stock options, restricted stock or stock appreciation rights. All employees and directors of Holdings and its subsidiaries are eligible to participate in the Plan. Consultants and advisors who perform services to Holdings or any of its subsidiaries are eligible to participate in the Plan if such consultant or advisor renders bona fide services and such services are not in connection with the offer or sale of securities in a capital-raising transaction. The compensation committee or the board, as the case may be, will select the employees, directors, consultants and advisors who will receive grants under the Plan and will determine the number of shares of Holdings common stock subject to each such grant. The compensation committee or the Board, as the case may be, will determine the purchase price of any grant; provided, however, that such purchase price must be great than or equal to the fair market value of a share of Holdings common stock.

The following table summarizes information regarding Holdings’ equity securities that are authorized for issuance under the 2010 Equity Compensation Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans not approved by security holders	0	$	N/A	962,100	*
Total	0	$	N/A	962,100

*	The 2010 Equity Compensation Plan reserves a total of 1,000,000 shares of Holdings common stock for issuance of stock options, restricted stock, warrants or other stock rights. As of March 23, 2012, Holdings has issued 37,900 shares of restricted stock.

Security Ownership of Certain Beneficial Owners and Management

As of the date of this filing:

•	No stockholder of the Company beneficially owns more than 5% of Holdings common stock;

•	No director owns, directly or indirectly, any common stock of the Company; and

•	No current executive officer owns, directly or indirectly, any common stock of the Company.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. There are no shares of common stock relating to options, warrants or convertible securities currently exercisable, or exercisable within 60 days of the date of this filing.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Holdings has entered into three agreements, the Contribution Agreement and the merger agreements between Holdings and each of MCNT and Impel, in which the directors, the director nominees and the executive officers have a material indirect interest. Upon the closing of the Contribution, each executive officer will receive employment compensation from Holdings and will beneficially own shares of Holdings common stock. To the extent such executive officers have stock options in USMD, these options will convert into stock options in Holdings. All of the directors and director nominees will begin receiving compensation as directors of Holdings upon the closing of the Contribution. In addition, the non-independent directors will enter into written physician employment agreements with USMD Physician Services, a subsidiary of Holdings, pursuant to which they will receive compensation for the physician services they perform.

Director Independence

Holdings is not currently listed for quotation on any stock exchange but has applied for listing with the NASDAQ Capital Market. Upon listing, Holdings anticipates it will qualify as a “controlled company” under the rules of the NASDAQ Capital Market. As a “controlled company,” the Holdings board of directors is not required to have a majority of its members be “independent,” as such term is defined by the rules of the NASDAQ Capital Market.

With respect to the Holdings board of directors, Drs. House, Brock, Collini, Dickey, Saalfield and Tran are currently employees of USMD, UANT and/or MCNT and will become employees of USMD Physician Services, a subsidiary of Holdings, upon the closing of the Contribution. Accordingly, they would not be considered to be “independent” under the rules of the NASDAQ Capital Market. A seventh director, Dr. Thompson, is not an employee of USMD or UANT, and will not be an employee of Holdings or any of its subsidiaries; however, he is not considered “independent” because USMD is indebted to Dr. Thompson through a promissory note issued in connection with USMD’s 2007 purchase of partnership interests in U.S. Lithotripsy, L.P. held by Dr. Thompson. The board of directors has determined that the remaining three members, Dr. Cook, Mr. Castleman and Mr. Rudin, are “independent” and will remain “independent,” as such term is defined by the rules of the NASDAQ Capital Market, after the closing of the Contribution.

The board of directors intends to review the independence of each “independent” director annually to confirm that the director continues to meet the independence requirements of the NASDAQ Capital Market for quotation and the rules of the SEC. No member of the board of directors will be considered independent unless the board determines that he or she has no material relationship with Holdings and its subsidiaries (either directly or as a partner, shareholder or officer of an organization that has a relationship with Holdings or its subsidiaries). The board of directors will not determine any director to be “independent” if he or she has or has had any of the relationships set forth in the NASDAQ Capital Market listing rules during the time periods specified in such rules.

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for December 31, 2011 and 2010 (in thousands).

	December 31,
	2011	2010
Audit Fees:	$160	$—
Audit-related fees:	—	—
Tax fees:	—	—
All other fees:	—	—

Total fees paid or accrued to our principal accountant	$160	$—

Item 15.	Exhibits

Exhibit No.	Description

2.1	Contribution and Purchase Agreement, dated as of August 19, 2010, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4/A filed on July 21, 2011)

2.2	Amendment to the Contribution and Purchase Agreement, dated as of February 9, 2012, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on February 10, 2012)

3.1	Certificate of Incorporation of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

3.2	Bylaws of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

10.1	2010 Equity Compensation Plan of Registrant

10.2	Agreement and Plan of Merger dated as of December 1, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas, P.A. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on December 7, 2011)

10.3	Agreement and Plan of Merger dated as of December 15, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, L.L.C. and Impel Management Services, L,L.C. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on December 19, 2011)

Exhibit No.	Description

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

31.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Christopher Dunleavy
Christopher Dunleavy, Chief Financial Officer
(On behalf of registrant and as Principal Financial Officer)

Date: March 30, 2012