Form 10-Q
period 2012-03-31
USMD Holdings, Inc.
filed 2012-05-15
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The registrant had 35,800 shares of common stock outstanding as of May 8, 2012.

Item 1.	Financial Statements

Explanatory Note:

USMD Holdings, Inc., a Delaware corporation (“Holdings”), was formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation (“USMD”), Urology Associates of North Texas, LLP, a Texas limited liability partnership (“UANT”), and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”). On August 19, 2010, Holdings, USMD, Ventures and UANT entered into a Contribution and Purchase Agreement (such agreement, the “Original Contribution Agreement”) pursuant to which the entities would combine into a single integrated health services company (such transaction, the “Contribution”). Immediately prior to the Contribution, a subsidiary of Ventures would merge with and into UANT, resulting in UANT becoming a wholly-owned subsidiary of Ventures, and certain of the USMD shareholders would contribute all or a portion of their shares of USMD common stock to Ventures in exchange for partnership interests in Ventures. When the Contribution is consummated, Ventures would contribute its assets, which would include its equity interests in USMD and UANT, and the remaining USMD shareholders would contribute their USMD shares to Holdings in exchange for shares of Holdings common stock. Holdings described the Contribution in its Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2010 (File No. 333-171386) and declared effective by the SEC on July 25, 2011. On August 23, 2011, the shareholders of USMD and the partners of Ventures voted on and approved the Original Contribution Agreement.

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

Through March 31, 2012, Holdings had no operations or cash flows except for the expenses associated with share based payment and periodic reporting to the SEC. Holdings’ only assets, liabilities and equity are related to these items. However, should the Contribution be consummated, Holdings will be comprised of the businesses currently conducted by UANT, USMD, Ventures, MCNT and Impel. The predecessor company to Holdings for accounting purposes will be USMD.

USMD HOLDINGS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)

ASSETS
Current assets:
Income tax receivable	$—	$44

Total current assets	—	44
Deferred federal income tax, noncurrent	251	62

Total assets	$251	$106

LIABILITIES AND EQUITY
Current liabilities:
Due to related party	$392	$81
Accrued liabilities	65	44

Total current liabilities	457	125

Total liabilities	457	125

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value, 49,000,000 shares authorized; 35,800 and 37,900 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	260	178
Accumulated deficit	(466)	(197)

Total stockholders’ deficit	(206)	(19)

Total liabilities and stockholders’ deficit	$251	$106

See accompanying notes to condensed financial statements.

USMD HOLDINGS, INC.

CONDENSED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2012
Revenue:
Net operating revenue	$—

Operating expenses:
Share-based payment expense	82
Other operating expenses	333

Total operating expenses	415

Loss from operations	(415)
Other income:
Total other income	—

Loss before benefit for income taxes	(415)
Income tax benefit	146

Net loss	$(269)

Net loss per common share:
Basic	$(7.51)
Diluted	$(7.51)
Weighted average common shares outstanding:
Basic	35,800
Diluted	35,800

See accompanying notes to condensed financial statements.

USMD HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

Three Months Ended March 31, 2012
Cash flows from operating activities:
Net loss	$(269)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payment expense	82
Deferred income tax benefit	(189)
Change in operating assets and liabilities:
Income tax receivable	44
Due to related party and accrued liabilities	332

Net cash used in operating activities	—
Cash flows from investing activities:
Net cash used in investing activities	—

Cash flows from financing activities:
Net cash used in financing activities	—

Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of year	—

Cash and cash equivalents at end of period	$—

See accompanying notes to condensed financial statements.

USMD HOLDINGS, INC.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

USMD Holdings, Inc. (“Holdings”) is a Delaware corporation formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation (“USMD”), Urology Associates of North Texas, LLP, a Texas limited liability partnership (“UANT”), and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”). Holdings was a dormant company with no activity until July 2011. On August 19, 2010, Holdings, USMD, Ventures and UANT entered into a Contribution and Purchase Agreement (such agreement, the “Original Contribution Agreement,” and such transaction, the “Contribution”). Immediately prior to the Contribution, a subsidiary of Ventures would merge with and into UANT, resulting in UANT’s becoming a wholly-owned subsidiary of Ventures, and certain of the USMD shareholders will contribute all or a portion of their shares of USMD common stock to Ventures in order to become partners in Ventures. When the Contribution is consummated, Ventures would contribute its assets, which would include its equity interests in USMD and UANT, and the USMD shareholders who continue to own shares of USMD common stock would contribute those USMD shares, to Holdings in exchange for shares of Holdings common stock. Holdings described the Contribution in its Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2010 (File No. 333-171386) and declared effective by the SEC on July 25, 2011. On August 23, 2011, the shareholders of USMD and the partners of Ventures voted on and approved the Original Contribution Agreement.

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

The unaudited condensed financial statements of Holdings have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although Holdings believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements reflect all adjustments that, in the opinion of Holdings management, are necessary for fair presentation of the condensed financial statements. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed financial statements should be read in conjunction with Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC.

Note 2 – Share Based Payment

Pursuant to its 2010 Equity Compensation Plan (“2010 Plan”), Holdings may grant equity awards to officers, key employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. The terms of the 2010 Plan provide for the reservation of up to 1,000,000 shares of common stock for issuance under the 2010 Plan, including a maximum of 900,000 shares issued pursuant to stock options and 100,000 shares issued pursuant to restricted stock and stock appreciation rights. At March 31, 2012, Holdings had reserved 964,200 shares for grant under the 2010 Plan.

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

At March 31, 2012, in accordance with FASB Accounting Standards Codification (“ASC”) 505-50, Holdings determined the total current lowest aggregate fair value of the restricted shares to be $0.7 million. The per-share fair value is based on the estimated fair value of Holdings as calculated in the valuation prepared as of December 31, 2011 and as discussed in the associated fairness opinion and Holdings’ post-effective amendment to its Registration Statement on Form S-4. At each reporting period until the restrictions lapse, Holdings will remeasure the awards at their then-current lowest aggregate fair value and recognize the requisite amortized share-based payment expense. Holdings recorded stock compensation expense of $0.1 million through March 31, 2012 related to this issuance, which is included in share-based payment expense on the statement of operations. The fairness opinion contemplates the successful completion of the Contribution as described in the post-effective amendment to the Form S-4 and accompanying prospectus. If the Contribution does not close or otherwise fails to occur, the estimated fair value of the restricted common shares is likely zero. The valuation and accompanying fairness opinion do not take into account any subsequent changes in the results of operations or financial condition of the underlying business entities; however, Holdings does not believe the fair value of the shares has materially changed from that date.

Note 3 – Loss per Share

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

USMD HOLDINGS, INC.

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

Three Months Ended March 31, 2012
Numerator :
Net loss attributable to Holdings	$(269)

Denominator :
Weighted-average common shares outstanding	35,800
Effect of potentially dilutive securities:	—

Weighted-average common shares outstanding assuming dilution	35,800

Loss per share attributable to Holdings
Basic	$(7.51)
Diluted	$(7.51)

The only shares issued and outstanding are the restricted common shares, which include a continued service vesting requirement resulting in contingently issuable shares. As of March 31, 2012, 31 holders of Holdings’ restricted common shares had terminated employment with USMD or UANT, reducing contingently issuable common shares from 37,300 to 35,800.

Note 4 – Commitments and Contingencies

Shareholder and Partner Votes and Commitment to Enter into a Businesses Combination

As discussed in Note 1, on August 23, 2011, the shareholders of USMD and the partners of UANT and Ventures voted on and approved the Contribution transaction described in Holdings’ Form S-4 registration statement and accompanying prospectus. In December 2011, Ventures and Holdings entered into Merger Agreements with MCNT and Impel. On February 10, 2012, Holdings filed a post-effective amendment to its Form S-4 registration statement describing the transaction. The post-effective amendment to the Form S-4 registration statement was declared effective by the SEC on April 30, 2012. Holdings expects to close the Contribution in mid 2012, subject to the satisfaction of certain closing conditions.

Note 5 – Related Party Transactions

USMD currently pays for Holdings’ expenses, which are recorded on Holdings’ balance sheet as due to related party. These expenses consist of expenses associated with the preparation and filing of periodic reports and the post-effective amendment to Form S-4 with the SEC. If the Contribution fails to occur, Holdings will not have the ability to pay amounts due to USMD. At March 31, 2012, $392,000 is due to USMD and is recorded in related party payables on Holdings balance sheet.

SUPPLEMENTAL FINANCIAL INFORMATION OF USMD INC.

Holdings is presenting as supplemental financial information, the financial statements of USMD, which will be considered the accounting acquirer in the event the Contribution transaction is consummated. Following are the unaudited condensed consolidated financial statements of USMD for the three month interim periods ended March 31, 2012 and 2011.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,483	$10,822
Accounts receivable, net of allowance for doubtful accounts of $534 at
March 31, 2012 and $428 at December 31, 2011	3,886	3,624
Affiliate accounts receivable	1,508	1,174
Deferred tax assets, current	63	116
Prepaid expenses and other current assets	214	235

Total current assets	15,154	15,971
Property and equipment, net	2,982	3,070
Investments in nonconsolidated affiliates	12,099	11,930
Goodwill	8,335	8,335
Intangible assets, net	297	306
Deferred tax assets, less current portion	1,364	808

Total assets	$40,231	$40,420

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$273	$243
Accrued payroll	1,195	1,534
Other accrued liabilities	2,157	2,742
Other current liabilities	—	278
Current portion of long-term debt	1,159	886
Current portion of related party long-term debt	480	469
Current portion of capital lease obligations	244	239

Total current liabilities	5,508	6,391
Other long-term liabilities	—	1,057
Long-term debt, less current portion	1,101	—
Related party long-term debt, less current portion	6,665	6,789
Capital lease obligations, less current portion	758	821
Deferred tax liabilities	4,491	3,914

Total liabilities	18,523	18,972

Commitments and contingencies

Equity:
USMD Inc. stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 30,982,196 shares issued and 29,707,912 shares outstanding at March 31, 2012 and December 31, 2011	310	310
Additional paid-in capital	7,494	7,404
Retained earnings	10,954	10,571
Accumulated other comprehensive loss	(13)	(19)
Treasury stock at cost, 1,274,284, shares at March 31, 2012 and
December 31, 2011	(1,184)	(1,184)

Total USMD Inc. stockholders' equity	17,561	17,082
Noncontrolling interests in subsidiaries	4,147	4,366

Total equity	21,708	21,448

Total liabilities and equity	$40,231	$40,420

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Management services revenue	$6,020	$5,912
Lithotripsy revenue	5,205	4,968

Net operating revenue	11,225	10,880

Operating expenses:
Salaries, wages and employee benefits	5,476	4,766
Medical supplies and services expense	102	68
Provision for doubtful accounts	36	42
Other operating expenses	2,060	1,779
Depreciation and amortization	265	277

Total operating expenses	7,939	6,932

Income from operations	3,286	3,948

Other income (expense):
Interest expense, net	(206)	(217)
Equity in income of nonconsolidated affiliates	301	479
Other income, net	16	8

Total other income, net	111	270

Income before provision for income taxes	3,397	4,218
Provision for income taxes	(288)	(545)

Net income	3,109	3,673
Less: net income attributable to noncontrolling interests	(2,726)	(2,961)

Net income attributable to USMD Inc	$383	$712

Earnings per share attributable to USMD Inc.
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average common shares outstanding
Basic	29,708	29,708
Diluted	29,780	30,245

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$3,109	$3,673
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $4	6	—

Total other comprehensive income	6	—

Comprehensive income	3,115	3,673
Less: comprehensive income attributable to noncontrolling interests	(2,726)	(2,961)

Comprehensive income attributable to USMD Inc. common stockholders	$389	$712

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	USMD Inc. Common Stockholders’ Equity
	Common Stock		Additional		Accumulated Other		Treasury Stock		Total USMD Inc.	Noncontrolling Interests in Subsidiaries
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Loss		Shares	Cost			Total Equity
Balance at December 31, 2011	30,982	$310	$7,404	$10,571		$(19)	1,274	$(1,184)	$17,082	$4,366	$21,448
Net income	—	—	—	383			—	—	383	2,726	3,109
Foreign currency translation adjustment, net of tax	—	—	—	—	6		—	—	6		6
Stock compensation expense	—	—	90	—	—		—	—	90	—	90
Consolidation of Investment	—	—	—	—	—		—	—	—	209	209
Capital contributions from noncontrolling interests	—	—	—	—	—		—	—	—	44	44
Distributions to noncontrolling interests	—	—	—	—	—		—	—	—	(3,198)	(3,198)

Balance at March 31, 2012	30,982	$310	$7,494	$10,954	$(13)		1,274	$(1,184)	$17,561	$4,147	21,708

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,109	$3,673
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	36	42
Depreciation and amortization	265	277
Gain on sale of assets	—	(56)
Equity in earnings of nonconsolidated affiliates	(301)	(479)
Distributions from nonconsolidated affiliates	128	182
Stock compensation expense	90	—
Impairment of investment in nonconsolidated affiliates	14	48
Deferred income tax provision	70	74
Change in operating assets and liabilities, net of effects of consolidation of subsidiaries:
Accounts receivable	(465)	(108)
Prepaid expenses and other assets	21	67
Accounts payable	8	49
Accrued liabilities	(934)	(222)

Net cash provided by operating activities	2,041	3,547

Cash flows from investing activities:
Capital expenditures	(144)	(78)
Increase in cash due to consolidation of investment	50	—

Net cash used in investing activities	(94)	(78)

Cash flows from financing activities:
Proceeds from debt	96	—
Repayments of long-term debt and capital lease obligations	(115)	(113)
Repayments of related party long-term debt	(113)	(104)
Capital contributions from noncontrolling interests	44	171
Distributions to noncontrolling interests	(3,198)	(3,213)

Net cash used in financing activities	(3,286)	(3,259)

Net increase (decrease) in cash and cash equivalents	(1,339)	210
Cash and cash equivalents at beginning of year	10,822	7,477

Cash and cash equivalents at end of period	$9,483	$7,687

Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$(39)	$(50)
Interest to related parties	$(162)	$(172)
Income tax	$(300)	$(675)

See accompanying notes to condensed consolidated financial statements.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

•

USMD Hospital Division is a healthcare management services company that has a beneficial partnership interest of 5% in USMD Hospital at Arlington, L.P., a Texas limited partnership (“USMD Arlington Hospital”) which owns a general acute care hospital in Arlington, Texas. USMD Hospital Division also has a beneficial partnership interest of 20% in USMD Hospital at Fort Worth, L.P., a Texas limited partnership (“USMD Fort Worth Hospital”) which owns a general acute care hospital in Fort Worth, Texas. USMD Hospital Division beneficially owns 100% of the equity interests of the general partners of both of these partnerships and manages their hospital operations pursuant to long-term contractual management agreements.

•

USMD CTC Division is a healthcare management services company formed to develop, invest in, operate and/or manage cancer treatment centers providing radiotherapy solutions to advance cancer care. As of March 31, 2012, USMD CTC Division had seven contractual agreements under which it provided development, management, and/or related consulting and physics services to ten operating or planned cancer treatment centers located in Texas, Florida, Missouri, Arizona and Alaska. USMD CTC Division also has an equity method investment in a cancer treatment center in Monterrey, Mexico.

•

USMD Lithotripsy Division is a healthcare management services partnership formed to establish, invest in, operate and/or manage joint venture entities that provide lithotripsy services to hospitals, ambulatory surgery centers, and/or physician offices. As of March 31, 2012, USMD Lithotripsy Division provided management services to 23 lithotripsy service providers, either pursuant to a management agreement or in its capacity as a general partner or managing member of such providers. The lithotripsy service providers are primarily located in the South Central United States. The balance sheets and results of operations of the entities for which USMD serves as the general partner are included in USMD’s consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although USMD believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for fair presentation of the condensed consolidated financial statements. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed financial statements should be read in conjunction with USMD’s audited financial statements and notes thereto included in the USMD Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC. There have been no significant changes in the information reported in those notes, other than from normal business activities and as discussed herein.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

Note 2 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USMD Arlington	$5,623	5.000%	$5,513	5.000%
USMD Fort Worth	6,293	20.024%	6,203	20.024%
Other	183	4%-34%	214	4%-34%

	$12,099		$11,930

On December 31, 2011, three managed lithotripsy partnerships were scheduled to terminate. On January 1, 2012, USMD extended the duration of these partnerships and entered into amended partnership agreements with those entities. USMD continues to account for two of these investments under the equity method of accounting. Terms of the new agreement for the other entity necessitate consolidation accounting and beginning January 1, 2012 USMD consolidates the entity’s balance sheet and results of operations. Two additional entities are included in USMD’s consolidated financial statements as they were under the previous partnership agreements.

Effective September 30, 2011, Willowbrook Cancer Centers, LLC (“Willowbrook”) sold its operating assets (excluding cash and accounts receivable) to a third party, and as part of the same transaction, paid to USMD CTC a fee to terminate the management agreement and Facility Development and Management Agreement between Willowbrook and USMD CTC. USMD CTC realized income of $3.7 million on termination of these contracts, which is recorded in other operating revenue. Willowbrook is in the process of closing its books and dissolving the partnership as of March 31, 2012.

Note 3 – Long-Term Debt

Effective late December 2011, three consolidated lithotripsy entities purchased equipment totaling $1.3 million. Financing agreements were not finalized at December 31, 2011; however, the entities executed agreements in the first quarter of 2012 to finance the full amount of the purchased equipment and an additional $0.1 million of purchased equipment. As such, at March 31, 2012 USMD has recorded $1.1 million in long-term debt, less current portion on the consolidated balance sheet and $0.3 million in current portion of long-term debt on the consolidated balance sheet. At December 31, 2011, USMD had classified the estimated $1.0 million long-term portion of amounts due as other long-term liabilities on the consolidated balance sheet and the estimated $0.3 million current amount due was included in other current liabilities on the consolidated balance sheet.

Interest expense consists of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Debt interest and commitment fees	$206	$219
Interest income	—	(2)

Total interest expense, net	$206	$217

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

Note 4 – Fair Value Measurements

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

USMD measures its nonfinancial assets including goodwill, other intangible assets and investments in nonconsolidated affiliates at fair value on a nonrecurring basis and the assets are subject to fair value adjustment in certain circumstances. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets.

Fair Value of Other Financial Instruments

Other financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt. The carrying value and estimated fair value of USMD’s other financial instruments that do not approximate fair value due to their short-term or variable-rate nature are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
USMD Inc. subordinated notes payable	$731	$731	$731	$743
USMD Lithotripsy Division subordinated notes payable	7,145	9,194	7,258	9,388
Lithotripsy entity notes payable	1,460	1,460	59	60
Capital lease obligations	1,002	1,021	1,060	1,067
Other long-term liabilities	—	—	1,335	1,335

USMD determines the fair value of its long-term debt using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt. Quoted market prices are not available for USMD’s long-term debt. USMD’s consolidated lithotripsy entities enter into capital leases for equipment; borrowing rates are based on individual partnership creditworthiness. At March 31, 2012, USMD estimated current borrowing rates for the capital leases by adjusting the discount factor of the capital lease obligation at March 31, 2012 by the variance in borrowing rates between the inception dates and balance sheet date. Management noted no significant events that would otherwise affect the borrowers’ creditworthiness. At March 31, 2012, the carrying value of lithotripsy entity notes payable approximates fair value due to recent inception or due to the short-term remaining life of the obligation. At December 31, 2011, the carrying value of other long-term liabilities approximates fair value due to recent inception.

Note 5 – Share-Based Compensation

Issuance of Stock Options

Effective September 1, 2011, pursuant to USMD’s 2007 Long Term Incentive Plan, USMD granted a newly hired executive, options to purchase 1,050,000 shares of USMD’s common stock at an exercise price of $3.00. These options expire eight years from the grant date with vesting of 210,000 on September 1, 2011 and on January 1st of the succeeding four years, beginning in 2012. The exercise price is equal to or in excess of the estimated fair value of USMD’s common stock on the date of grant. The fair value of stock options vested and stock-based compensation expense recognized for the three months ended March 31, 2012 and 2011, respectively, was $90,000 and $0, and is included in salaries, wages and employee benefits on the consolidated statements of operations. As of March 31, 2012, there was $0.8 million of unrecognized compensation cost related to unvested share-based compensation awards. This cost is expected to be recognized over a weighted-average period of 33 months.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

Note 6 – Earnings per Share

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

	Three Months Ended March 31,
	2012	2011
Numerator :
Net earnings attributable to USMD Inc	$383	$712

Denominator :
Weighted-average common shares outstanding	29,708	29,708
Effect of potentially dilutive securities:
Stock options	72	537

Weighted-average common shares outstanding assuming dilution	29,780	30,245

Earnings per share attributable to USMD Inc.
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

At March 31, 2012 and 2011, the computation of dilutive shares excludes 1,519,384 and 469,384 stock options, respectively, with a weighted-average exercise price of $3.00 per share, because the exercise price of these outstanding options was greater than the average estimated market price of USMD’s common shares and, therefore, was anti-dilutive to the computation.

Note 7 – Commitments and Contingencies

Financial Guarantees

As of March 31, 2012, USMD had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, USMD could potentially be required to make maximum aggregate payments totaling $4.2 million. The guarantees provide for recourse against the investee; however, if USMD were required to perform under the guarantee, recovery of any amount would be unlikely. The remaining terms of these guarantees range from four to 58 months. USMD records a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. To date, USMD has not recorded a liability for these guarantees, as USMD believes it is not probable that USMD will have to perform under these agreements.

Commitment to Enter into a Businesses Combination

On August 19, 2010, USMD entered into a Contribution and Purchase Agreement (such agreement, the “Original Contribution Agreement”) with USMD Holdings, Inc., a Delaware corporation (“Holdings”), Urology Associates of North Texas, LLP, a Texas limited liability partnership (“UANT”), and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”) pursuant to which the entities would combine into a single integrated health services company (such transaction, the “Contribution”). Immediately prior to the Contribution, certain of the USMD shareholders would contribute all or a portion of their shares of USMD common stock to Ventures in exchange for partnership interests in Ventures. When the Contribution is consummated, Ventures would contribute its assets, which would include among other things the shares of USMD common stock it received from the former USMD shareholders, and the remaining USMD shareholders would contribute their USMD shares, to Holdings in exchange for shares of Holdings common stock. Holdings described the Contribution in its Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2010 (File No. 333-171386) and declared effective by the SEC on July 25, 2011. On August 23, 2011, the shareholders of USMD and the partners of Ventures voted on and approved the Original Contribution Agreement.

Prior to the consummation of the Contribution, Ventures and Holdings entered into merger agreements with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”), and Impel Management Services, L.L.C., a Texas limited liability company (“Impel”). As a result of these merger agreements, on February 9, 2012, Holdings, USMD, UANT and Ventures executed an amendment to the Original Contribution Agreement (the “Amendment”) to reflect, among other changes, the effects of the merger agreements on the Contribution. USMD expects the Contribution to close in mid 2012.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2012

(Unaudited)

Guaranty of Investee Debt

On March 22, 2012, USMD issued a guaranty to a third party lender for the indebtedness of Anchorage Cancer Treatment Center, LLC, an equity method investee, for a construction loan to build out and equip a cancer treatment center and leasehold. The loan is a 7 year, $6.2 million loan at 5.5% interest per annum. USMD holds a 20% equity interest in this investee and its guaranty on this debt is a pro rata 20% or $1.2 million of the original principal of the loan. As of March 31, 2012, no proceeds had been drawn down on this loan obligation.

Litigation

USMD is, from time to time, subject to claims and litigation arising in the ordinary course of business. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. USMD is currently not a party to any pending or threatened proceeding, which, in management’s opinion, would have a material adverse effect on USMD’s business, financial condition, results of operations or cash flows.

Note 8 – Related Party Transactions

USMD currently pays for Holdings’ expenses, which primarily consist of expenses associated with the preparation and filing of Holding’ periodic reports and the post-effective amendment to Form S-4 with the SEC. If the Contribution fails to occur, Holdings will not have the ability to repay USMD for these expenses. At March 31, 2012, $392,000 is due from Holdings and recorded in affiliate accounts receivable on USMD’s balance sheet. USMD provides management, clinical and support services to seven nonconsolidated affiliates in which it has limited partnership or ownership interests. At March 31, 2012, $1,116,000 is due from these entities and recorded in affiliate accounts receivable on USMD’s balance sheet.

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

Executive Overview

Holdings is a Delaware corporation formed on May 7, 2010 to facilitate the business combination of USMD, UANT and Ventures. On August 19, 2010, Holdings, USMD, Ventures and UANT entered into the Original Contribution Agreement pursuant to which the entities would combine into a single integrated health services company. Immediately prior to the Contribution, a subsidiary of Ventures would merge with and into UANT, resulting in UANT’s becoming a wholly-owned subsidiary of Ventures, and certain of the USMD shareholders would contribute all or a portion of their shares of USMD common stock to Ventures in exchange for partnership interests in Ventures. When the contribution is consummated, Ventures would contribute all of its assets, which would include its equity interests in USMD and UANT, and the remaining USMD shareholders would contribute their USMD shares, to Holdings in exchange for shares of Holdings common stock. Holdings described the Contribution in its Registration Statement on Form S-4 filed with the SEC on December 23, 2010 (File No. 333-171386) and declared effective by the SEC on July 25, 2011. On August 23, 2011, the shareholders of USMD and the partners of Ventures voted on and approved the Original Contribution Agreement.

On December 1, 2011, Ventures and Holdings entered into a merger agreement with MCNT, and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel. These merger agreements provide that subsidiaries of Ventures will merge with and into each of MCNT and Impel, with MCNT and Impel surviving as wholly-owned subsidiaries of Ventures. As a result of these merger agreements, on February 9, 2012, Holdings, USMD, UANT and Ventures executed the Amendment to reflect, among other changes, that Ventures will contribute to Holdings, in addition to its equity interests in USMD and UANT, its equity interests in MCNT and Impel as part of the Contribution. Holdings expects the Contribution to close in mid-2012.

Through March 31, 2012, Holdings had no operations or cash flows except for the expenses associated with a share-based payment and periodic reporting to the SEC. Holdings’ only assets, liabilities and equity are related to these items. As such, except for certain forward-looking discussions, Holdings has not presented significant discussions of its results of operations or liquidity and capital resources.

Holdings expects to operate the businesses that are currently owned and operated by USMD, UANT, Ventures, MCNT and Impel. The growth and success of Holdings in the near term largely depends on Holdings’ ability to:

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

Key Developments

•

On August 19, 2010, Holdings, USMD, Ventures and UANT entered into the Original Contribution Agreement pursuant to which the entities agreed to combine their separate businesses into a single integrated health services company. Immediately prior to the Contribution, a subsidiary of Ventures would merge with and into UANT, with UANT surviving as a wholly-owned subsidiary of Ventures, and certain of the USMD shareholders would contribute all or a portion of their shares of USMD common stock to Ventures in exchange for partnership interests in Ventures. When the contribution is consummated, Ventures would contribute its assets, which would include its equity interests in USMD and UANT, and the remaining USMD shareholders would contribute their USMD shares, to Holdings in exchange for shares of Holdings common stock. The Original Contribution Agreement was approved by the USMD shareholders and Ventures partners on August 23, 2011.

•

On December 1, 2011, Ventures and Holdings entered into a merger agreement with MCNT and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel. These merger agreements provide that subsidiaries of Ventures will merge with and into each of MCNT and Impel, with MCNT and Impel surviving as wholly-owned subsidiaries of Ventures prior to the closing of the Contribution.

•

As a result of these merger agreements, on February 9, 2012, Holdings, USMD, UANT and Ventures entered into the Amendment to reflect, among other changes, that Ventures will contribute to Holdings, in addition to its equity interests in USMD and UANT, its equity interests in MCNT and Impel as part of the Contribution.

•

If the Contribution is completed, Holdings has agreed to pay for the reasonable and documented out of pocket costs and expenses of MCNT and Impel incurred in connection with the Contribution in an aggregate amount not to exceed $500,000. Such costs shall include without limitation fees paid by MCNT and Impel to attorneys and valuation, financial and investment banking advisors. Holdings has been advised that the maximum amount of such reimbursable aggregate expenses has been exceeded by MCNT and Impel.

Results of Operations

As of March 31, 2012 and for the three month periods ending March 31, 2012 and 2011, Holdings had no operations or revenues. Expenses were limited to activity associated with the issuance of restricted common shares and expenses associated with the preparation and filing of periodic reports with the SEC. USMD, the entity that will be the accounting acquirer in the event the Contribution is consummated, is paying those expenses, and Holdings records related party payables to USMD for those expenses.

Liquidity and Capital Resources

As of March 31, 2012 and for the three month periods ending March 31, 2012 and 2011, Holdings had no net cash flows.

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

Supplemental USMD Management’s Discussion and Analysis of Financial Condition and Results of Operations

Holdings is presenting supplemental management’s discussion and analysis of financial condition and results of operations of USMD (the “USMD MD&A”), the predecessor entity that will be considered the accounting acquirer in the event the Contribution transaction is consummated. Following is the USMD MD&A for the three months interim periods ended March 31, 2012 and 2011.

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

USMD CTC Division is a healthcare management services company formed to develop, invest in, operate and/or manage cancer treatment centers providing radiotherapy solutions to advance cancer care. As of March 31, 2012, USMD CTC Division had seven contractual agreements under which USMD CTC Division provided development, management, and/or consulting and physics services to ten operating or planned cancer treatment centers located in Texas, Florida, Missouri, Arizona and Alaska. USMD CTC Division also has an equity method investment in a cancer treatment center in Monterrey, Mexico.

USMD Lithotripsy Division is a healthcare management services partnership formed to establish, invest in or acquire, operate and/or manage joint venture entities that provide lithotripsy services to hospitals, ambulatory surgery centers, and/or physician offices. As of March 31, 2012, USMD Lithotripsy Division provided management services to 23 lithotripsy service providers, either pursuant to a management agreement or in its capacity as general partner or managing member of such providers. In addition, USMD Lithotripsy Division owns equity interests in substantially all of these lithotripsy service providers. The lithotripsy service providers are primarily located in the South Central United States. The balance sheets and results of operations of the entities for which USMD served as the general partner are included in USMD’s consolidated financial statements.

Sources of Revenue

USMD Hospital Division primarily generates revenue from management services provided by USMD Hospital Division to USMD Arlington Hospital and USMD Fort Worth Hospital. Management fees are based on a percentage of each hospital’s adjusted net patient revenues, i.e., net patient service revenues and medical office building base rent minus bad debt expense. Hospital net patient service revenue depends on a variety of factors, such as surgical case volume, the case mix or intensity of utilization of services and the mix of third-party payer sources. USMD Hospital Division provides the hospitals with management, information technology and revenue cycle staff, and the hospitals pay USMD Hospital Division for the labor costs associated with staffing these functions. Billings for these services are included in management services revenue. For the three months ended March 31, 2012 and 2011, USMD Arlington Hospital and USMD Fort Worth Hospital accounted for 35% and 33%, of net operating revenue.

USMD CTC Division primarily earns revenue through the provision of broad-based management and clinical (physics) services to cancer treatment centers. In addition, USMD CTC Division recognizes revenue that represents payment for certain operating expenses such as operations and revenue cycle staffing. Billings for these services are included in management services revenue.

USMD Lithotripsy Division primarily generates revenue through the provision of lithotripsy services to hospitals in ten states by its consolidated entities. USMD typically provides these lithotripsy services to its hospital, ambulatory surgery center and physician office clients based on contracted fee-for-service arrangements. USMD Lithotripsy Division also recognizes revenue that represents payment for certain operating expenses such as operations staffing and revenue cycle staffing and accounting services.

Key Developments

•

Effective September 30, 2011, Willowbrook Cancer Center, L.L.C. (“Willowbrook”), a nonconsolidated investee of USMD, sold its operating assets (excluding cash and accounts receivable) to a third party for approximately $3.9 million. As part of the same transaction, the third party paid a $3.7 million fee to USMD CTC Division to terminate the management agreement and Facility Development and Management Agreement between Willowbrook and USMD CTC Division. The termination fees were recorded in other operating revenue. Willowbrook is in the process of dissolving the partnership as of March 31, 2012.

•

In connection with the Contribution, USMD conducted a valuation of its business units as of December 31, 2011. The valuation indicated that the fair market value of its investment in USMD Arlington Hospital had declined from the values established at December 31, 2010, the date of the previous valuation. There were no prior material indicators of impairment. The decline in USMD Arlington Hospital’s fair value resulted from a reduction in estimated patient volumes, particularly high acuity patients. Discount rates used in the 2011 valuations did not change from the 2010 valuations. At December 31, 2011, USMD recorded an impairment charge of $0.7 million to record its investment in USMD Arlington Hospital at its estimated fair value.

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

Supplemental Results of Operations for USMD

The following table summarizes USMD’s results of operations for the periods indicated and is used in the discussions that follow (in thousands):

	Three Months Ended March 31,				Three Months Variance
	2012		2011		2012 vs. 2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Management services revenue	$6,020	53.6%	$5,912	54.3%	$108	1.8%
Lithotripsy revenue	5,205	46.4%	4,968	45.7%	237	4.8%

Net operating revenue	11,225	100.0%	10,880	100.0%	345	3.2%

Operating expenses:
Salaries, wages and employee benefits	5,476	48.8%	4,766	43.8%	710	14.9%
Medical supplies and services expense	102	0.9%	68	0.6%	34	50.0%
Provision for doubtful accounts	36	0.3%	42	0.4%	(6)	-14.3%
Other operating expenses	2,060	18.4%	1,779	16.4%	281	15.8%
Depreciation and amortization	265	2.4%	277	2.5%	(12)	-4.3%

	7,939	70.7%	6,932	63.7%	1,007	14.5%

Income from operations	3,286	29.3%	3,948	36.3%	(662)	-16.8%
Other income (expense), net	111	1.0%	270	2.5%	(159)	-58.9%

Income before provision for income taxes	3,397	30.3%	4,218	38.8%	(821)	-19.5%
Provision for income taxes	(288)	-2.6%	(545)	-5.0%	257	-47.2%

Net income	3,109	27.7%	3,673	33.8%	(564)	-15.4%
Less: net income attributable to noncontrolling interests	(2,726)	-24.3%	(2,961)	-27.2%	235	-7.9%

Net income attributable to USMD	$383	3.4%	$712	6.5%	$(329)	-46.2%

Revenues

Net operating revenue increased 3.2% to $11.2 million for the three months ended March 31, 2012 from $10.9 million for the same period in 2011, due to a 1.8% increase in management services revenue and a 4.8% increase in lithotripsy revenue.

Management services revenue includes revenue earned through the provision of management and staffing services to USMD’s managed entities and increased 1.8% to $6.0 million for the three months ended March 31, 2012 from $5.9 million for the same period in 2011. USMD Hospital Division management services revenue increased $0.3 million as a result of higher acuity case mix and volume at the two managed hospitals as well as inflation adjustments to the reimbursable management costs associated with the two managed hospitals. USMD Lithotripsy Division management services revenue remained flat while USMD CTC Division management services revenue decreased $0.2 million. The decrease in the USMD CTC Division occurred due to the loss of two existing cancer treatment centers in the second and third quarter of 2011 partially offset by the opening of two cancer treatment centers in the fourth quarter of 2011. CTC fractions remained flat for the three months ended March 31, 2012 compared to the same period in 2011. USMD is actively pursuing domestic and international investments and management contracts with radiation treatment centers.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy partnerships, which increased 4.8%, to $5.2 million for the three months ended March 31, 2012 from $5.0 million for the same period in 2011. This increase in revenue coincides with the lithotripsy partnership case count increase of 4.2% as compared to the same period in 2011.

Operating Expenses

Salaries, wages and employee benefits as a percentage of revenue increased to 48.8% for the three months ended March 31, 2012 from 43.8% for the same period in 2011. The $0.7 million increase is primarily due to a $0.2 million increase in contracted labor costs, benefits and certain 2012 variable bonuses accrued in the USMD Hospital Division as well as an increase of $0.4 million at the corporate offices for share compensation expense, 2012 variable bonuses accrued and staffing expense increase related to the expansion of centralized financial reporting staff and other departments.

Other operating expenses consist primarily of professional fees, rent and lease expenses, facilities expense, travel expense and other expense. Other operating expenses increased $0.3 million to $2.1 million for the three months ended March 31, 2012 from $1.8 million for the same period in 2011 due to a $0.1 million increase in other expenses related to the filing of the Registration Statement on Form S-4. In addition, facilities expenses increased $0.1 million across the USMD Lithotripsy Division.

Other Income (Expense)

Other income decreased $0.2 million to $0.1 million for the three months ended March 31, 2012, compared to the same period in 2011. The variance is primarily due to a $0.1 decrease in equity in income of the USMD Hospital Division and a combined $0.1 decrease in equity in income of the USMD CTC Division and the USMD Lithotripsy Division.

The income tax provision decreased $0.2 million to $0.3 million for the three months ended March 31, 2012, from $0.5 million for the same period in 2011. USMD’s effective tax rates were 8.5% and 12.9% for the three months ended March 31, 2012 and 2011, respectively. The decrease is primarily due to the impact of net income attributable to noncontrolling interests.

Net income attributable to noncontrolling interests decreased $0.3 million to $2.7 million for the three months ended March 31, 2012, from $3.0 million for the same period in 2011, due to a $0.3 million decrease related to lithotripsy partnership interests.

Supplemental Liquidity and Capital Resources of USMD

The following table summarizes USMD’s cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Three Months Ended March 31,		Three Months Variance
	2012	2011	2012 vs. 2011
Cash flows from operating activities:
Net income	$3,109	$3,673	$(564)
Net income to net cash reconciliation adjustments	302	88	214
Change in operating assets and liabilities	(1,370)	(214)	(1,156)

Net cash provided by operating activities	2,041	3,547	(1,506)

Cash flows from investing activities:
Capital expenditures	(144)	(78)	(66)
Investments in nonconsolidated affiliates	50	—	50

Net cash used in investing activities	(94)	(78)	(16)

Cash flows from financing activities:
Proceeds from debt	96	—	96
Repayments of long-term debt and capital lease obligations	(228)	(217)	(11)
Distributions to noncontrolling interests, net of contributions	(3,154)	(3,042)	(112)

Net cash used in financing activities	(3,286)	(3,259)	(27)

Net increase (decrease) in cash and cash equivalents	(1,339)	210	(1,549)
Cash and cash equivalents at beginning of year	10,822	7,477	3,345

Cash and cash equivalents at end of period	$9,483	$7,687	$1,796

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net cash provided by operating activities decreased $1.5 million for the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to a $1.2 million decrease in cash flow from working capital accounts and a $0.3 million decrease in net income after net income to net cash reconciliation adjustments.

Net cash provided by investing activities remained flat due to the consolidation of a lithotripsy entity previously treated as an equity investment, offset by an increase in capital expenditures. On December 31, 2011, this managed lithotripsy partnership was scheduled to terminate. On January 1, 2012, USMD extended the duration of this partnership and entered into an amended partnership agreement with this entity. Terms of the new agreement for this entity necessitate consolidation accounting and beginning January 1, 2012 USMD consolidates the entity’s balance sheet and results of operations. USMD expects to incur approximately $1.0 million additional capital expenditures for 2012, primarily attributable to the replacement of lithotripters at its consolidated lithotripsy entities.

Net cash used in financing activities was flat for the three months ended March 31, 2012 as compared to the same period in 2011. A $0.1 million increase in proceeds from debt to finance equipment purchased by a lithotripsy entity was offset by a $0.1 million increase in distributions to noncontrolling interests.

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

	XXXX,XX	XXXX,XX
	March 31, 2012	December 31, 2011
USMD Inc.
Subordinated notes payable	$731	$731
USMD Lithotripsy Division subordinated notes payable	7,145	7,258

	7,876	7,989

Lithotripsy entities
Notes payable	1,529	155
Capital lease obligations	1,002	1,060

	2,531	1,215

Total long-term debt	10,407	9,204
Less: current portion	(1,883)	(1,594)

Long-term debt, less current portion	$8,524	$7,610

The lithotripsy entities’ notes payable have certain debt covenant requirements. Events beyond the entities’ control can affect their ability to meet covenant requirements and a breach of any of these covenants could result in a default of the note(s) payable. Upon the occurrence of an event of default, amounts outstanding under those notes payable may become due and payable. As of March 31, 2012, one of the entities was not in compliance with all such covenants. The entity subsequently received a waiver for the March 31, 2012 covenant violation. All other entities were in compliance with their covenants.

Maturities of USMD long-term debt and future minimum capital lease payments are as follows at March 31, 2012 (in thousands):

	Long-Term Debt	Capital Leases (1)	Total
April 2012 through December 2012	$1,433	$238	$1,671
Year Ending December 31,
2013	848	318	1,166
2014	911	318	1,229
2015	856	282	1,138
2016	882	9	891
2017	780	—	780
Thereafter	3,695	—	3,695

Total	$9,405	$1,165	$10,570

(1)	includes related interest of $163.

Supplemental Critical Accounting Policies of USMD

USMD discusses its significant accounting policies in Note 2, Summary of Significant Accounting Policies, to the December 31, 2011 consolidated financial statements included in USMD Holdings, Inc. Annual Report on Form 10-K filed with the SEC. Those significant accounting policies that USMD considers to be the most critical to aid in fully understanding and evaluating reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in USMD’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” in the USMD Holdings, Inc. Form S-4 registration statement filed with the SEC.

Since the issuance of the USMD December 31, 2011 consolidated financial statements, there have been no material changes to USMD’s critical accounting policies.

Recent Accounting Pronouncements

For information regarding recently issued and adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, to the December 31, 2011 condensed consolidated financial statements included in USMD Holdings, Inc. Annual Report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures.

Holdings maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Holdings disclosure controls and procedures are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to its management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Holdings conducted an evaluation under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in Holdings’ internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the fiscal quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect Holdings’ internal controls over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description

2.1	Contribution and Purchase Agreement, dated as of August 19, 2010, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4/A filed on April 29, 2012)

2.2	Amendment to the Contribution and Purchase Agreement, dated as of February 9, 2012, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on April 29,, 2012)

3.1	Certificate of Incorporation of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

3.2	Bylaws of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

10.1	2010 Equity Compensation Plan of Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-K filed on March 30, 2012)

10.2	Agreement and Plan of Merger dated as of December 1, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas, P.A. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on December 7, 2011)

10.3	Agreement and Plan of Merger dated as of December 15, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, L.L.C. and Impel Management Services, L,L.C. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on December 19, 2011)

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

31.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Christopher Dunleavy
Christopher Dunleavy, Chief Financial Officer
(On behalf of registrant and as Principal Financial Officer)

Date: May 15, 2012