Form 10-Q
period 2012-06-30
USMD Holdings, Inc.
filed 2012-08-14
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

The registrant had 34,800 shares of common stock outstanding as of August 9, 2012.

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

Prior to the consummation of the Contribution, on December 1, 2011, Ventures and Holdings entered into a merger agreement with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”), and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel Management Services, L.L.C., a Texas limited liability company (“Impel”). These merger agreements provide that subsidiaries of Ventures will merge with and into each of MCNT and Impel, resulting in these businesses becoming wholly-owned subsidiaries of Ventures prior to the closing of the Contribution. As a result of these merger agreements, on February 9, 2012, Holdings, USMD, UANT and Ventures executed an amendment to the Original Contribution Agreement (the “Amendment”) to reflect, among other changes, that Ventures will contribute to Holdings, in addition to its equity interests in USMD and UANT, its equity interests in MCNT and Impel as part of the Contribution. On May 21, 2012, Ventures, Holdings, MCNT and Impel executed a corresponding amendment to the merger agreements. On May 29, 2012, USMD, Ventures, MCNT and Impel voted on and approved the Amendment. Holdings expects the Contribution to close during the third quarter of 2012.

Through June 30, 2012, Holdings had no operations or cash flows except for the expenses associated with share-based payment, periodic reporting to the SEC and in preparation for the Contribution and the new post-Contribution organization. Holdings’ only assets, liabilities and equity are related to these items. However, should the Contribution be consummated, Holdings will be comprised of the businesses currently conducted by UANT, USMD, Ventures, MCNT and Impel. The predecessor company to Holdings for accounting purposes will be USMD.

USMD HOLDINGS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Income tax receivable	$—	$44

Total current assets	—	44
Deferred federal income tax, noncurrent	538	62

Total assets	$538	$106

LIABILITIES AND EQUITY
Current liabilities:
Due to related party	$998	$81
Accrued liabilities	187	44

Total current liabilities	1,185	125

Total liabilities	1,185	125

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value, 49,000,000 shares authorized; 34,800 and 37,900 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	354	178
Accumulated deficit	(1,001)	(197)

Total stockholders’deficit	(647)	(19)

Total liabilities and stockholders’ deficit	$538	$106

See accompanying notes to condensed financial statements.

USMD HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenue:
Net operating revenue	$—	$—

Operating expenses:
Share-based payment expense	94	176
Other operating expenses	728	1,060

Total operating expenses	822	1,236

Loss from operations	(822)	(1,236)

Other income:
Total other income	—	—

Loss before benefit for income taxes	(822)	(1,236)
Income tax benefit	287	432

Net loss	$(535)	$(804)

Net loss per common share:
Basic	$(15.16)	$(22.29)
Diluted	$(15.16)	$(22.29)

Weighted average common shares outstanding:
Basic	35,295	36,078
Diluted	35,295	36,078

See accompanying notes to condensed financial statements.

USMD HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

Six Months Ended June 30, 2012
Cash flows from operating activities:
Net loss	$(804)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payment expense	176
Deferred income tax benefit	(432)
Change in operating assets and liabilities:
Due to related party and accrued liabilities	1,060

Net cash used in operating activities	—
Cash flows from investing activities:
Net cash used in investing activities	—

Cash flows from financing activities:
Net cash used in financing activities	—

Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of year	—

Cash and cash equivalents at end of period	$—

See accompanying notes to condensed financial statements.

USMD HOLDINGS, INC.

Notes to Condensed Financial Statements

June 30, 2012

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

As a result of these Merger Agreements, on February 9, 2012, Holdings, USMD, UANT and Ventures entered into an amendment to the Original Contribution Agreement (the “Amendment”) to reflect, among other changes, that Ventures will contribute to Holdings in addition to its equity interests in USMD and UANT, its equity interests in MCNT and Impel as part of the Contribution. On May 21, 2012, Ventures, Holdings, MCNT and Impel executed a corresponding amendment to the merger agreements. On May 29, 2012, USMD, Ventures, MCNT and Impel voted on and approved the Amendment. Holdings expects the Contribution to close during the third quarter of 2012.

The unaudited condensed financial statements of Holdings have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although Holdings believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements reflect all adjustments that, in the opinion of Holdings management, are necessary for fair presentation of the condensed financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed financial statements should be read in conjunction with Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC.

Note 2 – Share-Based Payment

Pursuant to its 2010 Equity Compensation Plan (“2010 Plan”), Holdings may grant equity awards to officers, key employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. The terms of the 2010 Plan provide for the reservation of up to 1,000,000 shares of common stock for issuance under the 2010 Plan, including a maximum of 900,000 shares issued pursuant to stock options and 100,000 shares issued pursuant to restricted stock and stock appreciation rights. At June 30, 2012, Holdings had reserved 965,200 shares for grant under the 2010 Plan.

In July 2011, in accordance with the 2010 Plan, Holdings awarded 100 restricted shares of its common stock to each of 389 employees of USMD and UANT. The restrictions lapse upon the earlier of the completion of the Contribution or the second anniversary date of the award. Until the restrictions lapse, the shares cannot be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily and are subject to forfeiture upon termination of employment.

At June 30, 2012, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-50, Holdings determined the total current lowest aggregate fair value of the restricted shares to be $0.7 million. The per-share fair value is based on the estimated fair value of Holdings as calculated in the valuation prepared as of December 31, 2011 and as discussed in the associated fairness opinion and Holdings’ post-effective amendment to its Registration Statement on Form S-4. At each reporting period until the restrictions lapse, Holdings will remeasure the awards at their then-current lowest aggregate fair value and recognize the requisite amortized share-based payment expense. Holdings recorded share-based payment expense of $0.2 million through June 30, 2012 related to this issuance. The fairness opinion contemplates the successful completion of the Contribution as described in the post-effective amendment to the Form S-4 and accompanying prospectus. If the Contribution does not close or otherwise fails to occur, the estimated fair value of the restricted common shares is likely deminimis. The valuation and accompanying fairness opinion do not take into account any subsequent changes in the results of operations or financial condition of the underlying business entities; however, Holdings does not believe the fair value of the shares has materially changed from that date.

Note 3 – Loss per Share

Basic loss per share is based on the weighted-average number of common shares outstanding and diluted loss per share is based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. The following table presents a reconciliation of the numerators and denominators of basic and

USMD HOLDINGS, INC.

Notes to Condensed Financial Statements

June 30, 2012

(Unaudited)

diluted loss per share and the computation of basic and diluted loss per share attributable to USMD (in thousands, except share and per share data):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Numerator :
Net loss attributable to Holdings	$(535)	$(804)

Denominator :
Weighted-average common shares outstanding	35,295	36,078
Effect of potentially dilutive securities:	—	—

Weighted-average common shares outstanding assuming dilution	35,295	36,078

Loss per share attributable to Holdings
Basic	$(15.16)	$(22.29)
Diluted	$(15.16)	$(22.29)

The only shares issued and outstanding are the restricted common shares. As of June 30, 2012, 41 holders of Holdings’ restricted common shares had terminated employment with USMD or UANT, reducing common shares from 38,900 to 34,800.

Note 4 – Commitments and Contingencies

Shareholder and Partner Votes and Commitment to Enter into a Businesses Combination

As discussed in Note 1, on August 23, 2011, the shareholders of USMD and the partners of UANT and Ventures voted on and approved the Contribution described in Holdings’ Form S-4 registration statement and accompanying prospectus. In addition, in December 2011, Ventures and Holdings entered into Merger Agreements with MCNT and Impel. On February 10, 2012, Holdings filed a post-effective amendment to its Form S-4 registration statement describing the transaction. The post-effective amendment to the Form S-4 registration statement was declared effective by the SEC on April 30, 2012 and on May 29, 2012, USMD, Ventures, MCNT and Impel voted on and approved the Amendment. Holdings expects to close the Contribution during the third quarter of 2012, subject to the satisfaction of certain closing conditions.

Note 5 – Related Party Transactions

USMD, UANT and MCNT currently make payment for Holdings’ expenses, which are recorded on Holdings’ balance sheet as due to related party. Such expenses include the preparation and filing of periodic reports with the SEC and expenses properly allocable to Holdings in preparation for the Contribution and the new post-Contribution organization. If the Contribution fails to occur, it is unlikely Holdings will have the ability to pay amounts due. At June 30, 2012, $871,000 is due to USMD, $45,000 is due to UANT and $82,000 is due to MCNT.

SUPPLEMENTAL FINANCIAL INFORMATION OF USMD INC.

Holdings is presenting as supplemental financial information, the financial statements of USMD, which will be considered the accounting acquirer in the event the Contribution transaction is consummated. Following are the unaudited condensed consolidated financial statements of USMD for the three and six month interim periods ended June 30, 2012 and 2011.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,709	$10,822
Accounts receivable, net of allowance for doubtful accounts of $204 at June 30, 2012 and $428 at December 31, 2011	3,477	3,624
Affiliate accounts receivable	1,937	1,174
Deferred tax assets, current	86	116
Prepaid expenses and other current assets	440	235

Total current assets	14,649	15,971
Property and equipment, net	2,856	3,070
Investments in nonconsolidated affiliates	12,300	11,930
Goodwill	8,335	8,335
Intangible assets, net	287	306
Deferred tax assets, less current portion	1,386	808

Total assets	$39,813	$40,420

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$251	$243
Accrued payroll	1,491	1,534
Other accrued liabilities	1,534	2,742
Other current liabilities	10	278
Current portion of long-term debt	376	886
Current portion of related party long-term debt	1,342	469
Current portion of capital lease obligations	250	239

Total current liabilities	5,254	6,391

Other long-term liabilities	—	1,057
Long-term debt, less current portion	1,062	—
Related party long-term debt, less current portion	5,686	6,789
Capital lease obligations, less current portion	693	821
Deferred tax liabilities	4,521	3,914

Total liabilities	17,216	18,972
Commitments and contingencies

Equity:
USMD Inc. stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 30,982,196 shares issued and 29,707,912 shares outstanding at June 30, 2012 and December 31, 2011	310	310
Additional paid-in capital	7,568	7,404
Retained earnings	11,524	10,571
Accumulated other comprehensive loss	(15)	(19)
Treasury stock at cost, 1,274,284, shares at June 30, 2012 and December 31, 2011	(1,184)	(1,184)

Total USMD Inc. stockholders’ equity	18,203	17,082
Noncontrolling interests in subsidiaries	4,394	4,366

Total equity	22,597	21,448

Total liabilities and equity	$39,813	$40,420

See accompanying notes to condensed financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Management services revenue	$5,687	$5,792	$11,707	$11,704
Lithotripsy revenue	5,795	5,603	11,000	10,571

Net operating revenue	11,482	11,395	22,707	22,275

Operating expenses:
Salaries, wages and employee benefits	5,245	4,923	10,721	9,689
Medical supplies and services expense	94	132	196	200
Provision for doubtful accounts	36	(13)	72	29
Other operating expenses	2,141	2,666	4,201	4,445
Depreciation and amortization	272	233	537	510

Total operating expenses	7,788	7,941	15,727	14,873

Income from operations	3,694	3,454	6,980	7,402

Other income (expense):
Interest expense, net	(204)	(213)	(410)	(430)
Equity in income of nonconsolidated affiliates, net	456	473	757	952
Other income (expense), net	119	(12)	135	(4)

Total other income, net	371	248	482	518

Income before provision for income taxes	4,065	3,702	7,462	7,920
Provision for income taxes	(233)	(279)	(521)	(824)

Net income	3,832	3,423	6,941	7,096
Less: net income attributable to noncontrolling interests	(3,262)	(3,363)	(5,988)	(6,324)

Net income attributable to USMD Inc	$570	$60	$953	$772

Earnings per share attributable to USMD Inc.
Basic	$0.02	$0.00	$0.03	$0.03
Diluted	$0.02	$0.00	$0.03	$0.03

Weighted average common shares outstanding
Basic	29,708	29,708	29,708	29,708
Diluted	29,779	29,775	29,779	29,775

See accompanying notes to condensed financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$3,832	$3,423	$6,941	$7,096
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(2)	—	4	—

Total other comprehensive income (loss)	(2)	—	4	—

Comprehensive income	3,830	3,423	6,945	7,096
Less: comprehensive income attributable to noncontrolling interests	(3,262)	(3,363)	(5,988)	(6,324)

Comprehensive income attributable to USMD Inc. common stockholders	$568	$60	$957	$772

See accompanying notes to condensed financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

(In thousands)

(Unaudited)

	USMD Inc. Common Stockholders’ Equity
	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Treasury Stock		Total USMD Inc.	Noncontrolling Interests in Subsidiaries
	Shares Outstanding	Par Value		Retained Earnings		Shares	Cost			Total Equity
Balance at December 31, 2011	30,982	$310	$7,404	$10,571	$(19)	1,274	$(1,184)	$17,082	$4,366	$21,448
Net income	—	—	—	953	—	—	—	953	5,988	6,941
Foreign currency translation adjustment, net of tax	—	—	—	—	4	—	—	4	—	4
Share-based compensation expense	—	—	164	—	—	—	—	164	—	164
Consolidation of investee	—	—	—	—	—	—	—	—	209	209
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	40	40
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(6,209)	(6,209)

Balance at June 30, 2012	30,982	$310	$7,568	$11,524	$(15)	1,274	$(1,184)	$18,203	$4,394	$22,597

See accompanying notes to condensed financial statements.

USMD INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$6,941	$7,096
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	72	29
Depreciation and amortization	537	510
Equity in income of nonconsolidated affiliates, net	(757)	(952)
Distributions from nonconsolidated affiliates	391	431
Share-based compensation expense	164	—
Impairment (recovery) of investments in nonconsolidated affiliates	(135)	89
Deferred income tax provision (benefit)	57	(55)
Change in operating assets and liabilities, net of effects of initial consolidation of investee:
Accounts receivable	(521)	212
Prepaid expenses and other assets	(205)	(203)
Accounts payable	126	(237)
Accrued liabilities	(1,251)	15

Net cash provided by operating activities	5,419	6,935

Cash flows from investing activities:
Capital expenditures	(280)	(91)
Investments in nonconsolidated affiliates	—	(340)
Increase in cash due to initial consolidation of investee	47	—

Net cash used in investing activities	(233)	(431)

Cash flows from financing activities:
Proceeds from long-term debt	126	—
Repayments of long-term debt and capital lease obligations	(1,026)	(268)
Repayments of related party long-term debt	(230)	(210)
Capital contributions from noncontrolling interests	40	158
Distributions to noncontrolling interests	(6,209)	(6,329)

Net cash used in financing activities	(7,299)	(6,649)

Net decrease in cash and cash equivalents	(2,113)	(145)
Cash and cash equivalents at beginning of year	10,822	7,477

Cash and cash equivalents at end of period	$8,709	$7,332

Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$(79)	$(95)
Interest to related parties	$(322)	$(342)
Income tax	$(300)	$(1,524)

See accompanying notes to condensed financial statements.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

USMD Inc. and its wholly-owned subsidiaries (“USMD” or the “Company”) provide finance, revenue cycle, centralized business office, clinical, operational and business development services, or a selection of these management services to healthcare providers. USMD owns and operates three healthcare management subsidiaries– Mat-Rx Development, L.L.C. (“USMD Hospital Division”), USMD Cancer Treatment Centers, L.L.C. (“USMD CTC Division”) and U.S. Lithotripsy, L.P. (“USMD Lithotripsy Division”) that were formed principally to establish, invest in or acquire, operate and/or manage acute-care hospitals, cancer treatment centers and lithotripsy service providers. USMD is a holding company that owns, either directly or through a wholly-owned subsidiary, 100% of the following subsidiaries:

•

USMD Hospital Division is a healthcare management services company that has a beneficial partnership interest of 5% in USMD Hospital at Arlington, L.P., a Texas limited partnership (“USMD Arlington Hospital”), which owns a general acute care hospital in Arlington, Texas. USMD Hospital Division also has a beneficial partnership interest of 20% in USMD Hospital at Fort Worth, L.P., a Texas limited partnership (“USMD Fort Worth Hospital”), which owns a general acute care hospital in Fort Worth, Texas. USMD Hospital Division beneficially owns 100% of the equity interests of the general partners of both of these partnerships and manages their hospital operations pursuant to long-term contractual management agreements.

•

USMD CTC Division is a healthcare management services company formed to develop, invest in, operate and/or manage cancer treatment centers providing radiotherapy solutions to advance cancer care. As of June 30, 2012, USMD CTC Division had six contractual agreements under which it provided management services to nine operational cancer treatment centers located in Texas, Florida, Missouri and Arizona. USMD CTC Division also has an equity method investment in a cancer treatment center in Monterrey, Mexico.

•

USMD Lithotripsy Division is a healthcare management services partnership formed to establish, invest in, operate and/or manage joint venture entities that provide lithotripsy services to hospitals, ambulatory surgery centers, and/or physician offices. As of June 30, 2012, USMD Lithotripsy Division provided management services to 23 lithotripsy service providers, either pursuant to a management agreement or as a result of its role as a general partner or managing member of such providers. The lithotripsy service providers are primarily located in the South Central United States. The balance sheets and results of operations of the entities for which USMD served as the general partner are included in USMD’s consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although USMD believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for fair presentation of the condensed consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed financial statements should be read in conjunction with USMD’s audited financial statements and notes thereto included in the USMD Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC. There have been no significant changes in the information reported in those notes, other than from normal business activities and as discussed herein.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2012

(Unaudited)

Note 2 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USMD Arlington	$5,640	5.000%	$5,513	5.000%
USMD Fort Worth	6,559	20.024%	6,203	20.024%
Other	101	4%-34%	214	4%-34%

	$12,300		$11,930

On December 31, 2011, three lithotripsy partnerships owned in part and managed by USMD Lithotripsy Division were scheduled to terminate. Prior to their termination, USMD Lithotripsy Division entered into new partnership agreements with those entities and the terms of these partnerships were extended. USMD continues to account for these entities under the equity method of accounting. Terms of the new agreement for one of the entities necessitates consolidation accounting and beginning January 1, 2012, USMD consolidates the entity’s balance sheet and results of operations. The other two entities are included in USMD’s consolidated financial statements as they were in prior periods.

Note 3 – Long-Term Debt

Effective late December 2011, three consolidated lithotripsy entities purchased equipment totaling $1.3 million. Financing agreements were not finalized at December 31, 2011; however, the entities executed agreements in the first quarter of 2012 to finance the full amount of the purchased equipment and an additional $0.1 million of purchased equipment. The related notes payable bear fixed interest rates ranging from 3.97% to 4.75%. One of the notes requires 36 equal monthly payments and matures in March 2015. The remaining two notes require 60 equal monthly payments and mature in March 2017. At June 30, 2012, outstanding borrowings under the notes totaled $1.4 million. The individual notes are generally secured by the assets of the individual entity and guaranteed by the respective owners.

Interest expense, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Debt interest	$204	$214	$410	$433
Interest income	—	(1)	—	(3)

Total interest expense, net	$204	$213	$410	$430

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2012

(Unaudited)

Note 4 – Fair Value Measurements

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

USMD measures its nonfinancial assets including property and equipment, goodwill, other intangible assets and investments in nonconsolidated affiliates at fair value on a nonrecurring basis and the assets are subject to fair value adjustment in certain circumstances. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets.

Fair Value of Other Financial Instruments

Other financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt. The carrying value and estimated fair value of USMD’s other financial instruments that do not approximate fair value due to their short-term or variable-rate nature are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
USMD Inc. subordinated note payable	$—	$—	$731	$743
USMD Lithotripsy Division subordinated notes payable	7,028	9,010	7,258	9,388
Consolidated lithotripsy entity notes payable	1,394	1,394	59	60
Capital lease obligations	943	943	1,060	1,067
Other long-term liabilities	—	—	1,335	1,335

USMD determines the fair value of its long-term debt using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt. Quoted market prices are not available for USMD’s long-term debt. USMD’s consolidated lithotripsy entities enter into capital leases and term notes for equipment; borrowing rates are based on individual entity creditworthiness. At June 30, 2012, USMD estimated current borrowing rates for the lithotripsy entity notes payable and capital leases by adjusting the discount factor of the obligations at June 30, 2012 by the variance in borrowing rates between the inception dates and balance sheet date. Management noted no significant events that would otherwise affect the borrowers’ creditworthiness. At December 31, 2011, the carrying value of other long-term liabilities approximated fair value due to recent inception.

Note 5 – Share-Based Compensation

Issuance of Stock Options

Effective September 1, 2011, pursuant to USMD’s 2007 Long Term Incentive Plan, USMD granted a newly hired executive options to purchase 1,050,000 shares of USMD’s common stock at an exercise price of $3.00. Options expire eight years from the grant date with vesting of 210,000 on September 1, 2011 and on each January 1st of the succeeding four years, beginning in 2012. The exercise price is equal to or in excess of the estimated fair value of USMD’s common stock on the date of grant. The fair value of options vested and share-based compensation expense recognized for the six months ended June 30, 2012, was $164,000, and is included in salaries, wages and employee benefits on the consolidated statements of operations. There was no share-based compensation expense recognized for the six months ended June 30, 2011. As of June 30, 2012, there was $0.7 million of unrecognized cost related to unvested share-based compensation awards. This cost is expected to be recognized over a weighted-average period of 30 months.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2012

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator :

Net earnings attributable to USMD Inc.	$570	$60	$953	$772

Denominator :

Weighted-average common shares outstanding	29,708	29,708	29,708	29,708
Effect of potentially dilutive securities:
Stock options	71	67	71	67

Weighted-average common shares outstanding assuming dilution	29,779	29,775	29,779	29,775

Earnings per share attributable to USMD Inc.

Basic	$0.02	$0.00	$0.03	$0.03
Diluted	$0.02	$0.00	$0.03	$0.03

At June 30, 2012 and 2011, the computation of dilutive shares excludes 1,519,384 and 469,384 stock options, respectively, with a weighted-average exercise price of $3.00 per share, because the exercise price of these outstanding options was greater than the average estimated market price of USMD’s common shares and, therefore, was anti-dilutive to the computation.

Note 7 – Private Placement Memorandum

On June 19, 2012, USMD submitted a private placement memorandom to certain investors offering shares of common stock of USMD at a purchase price of $2.80 per share. The maximum number of shares available under the offering is 350,000. As of August 6, 2012, USMD had received and accepted subscriptions from 103 investors for the 350,000 shares available under this offering. Proceeds totaling $980,000 were received by USMD subsequent to June 30, 2012. The shares have not been registered or qualified under the Securities Act of 1933, as amended , or the securities laws of any state or other jurisdiction. The offering is intended to provide additional working capital for USMD and to increase the number of record holders of USMD common stock.

Note 8 – Commitments and Contingencies

Financial Guarantees

As of June 30, 2012, USMD had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, USMD could potentially be required to make maximum aggregate payments totaling $4.3 million. The guarantees provide for recourse against the investee; however, if USMD were required to perform under the guarantee, recovery of any amount from investees would be unlikely. The remaining terms of these guarantees range from one to 82 months. USMD records a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. USMD has not recorded a liability for these guarantees, as USMD believes it is not probable that USMD will have to perform under these agreements.

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

Prior to the consummation of the Contribution, Ventures and Holdings entered into a merger agreements with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”), and Impel Management Services, L.L.C., a Texas limited liability company (“Impel”). As a result of these merger agreements, on February 9, 2012, Holdings, USMD, UANT and Ventures executed an amendment to the Original Contribution Agreement (the “Amendment”) to reflect, among other changes, the effects of the merger agreements on the Contribution. On May 21, 2012, Ventures, Holdings, MCNT and Impel executed a corresponding amendment to the merger agreements. On May 29, 2012, USMD, Ventures, MCNT and Impel voted on and approved the Amendment. USMD expects the Contribution to close during the third quarter of 2012.

USMD INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2012

(Unaudited)

Note 9 – Related Party Transactions

USMD currently incurs and makes payment for certain of Holdings’ expenses, which primarily consist of expenses associated with the preparation and filing of Holdings’ periodic reports with the SEC and expenses in preparation for the Contribution and the new post-Contribution organization. If the Contribution fails to occur, it is unlikely Holdings will have the ability to repay USMD for these expenses. At June 30, 2012, $871,000 is due from Holdings and recorded in affiliate accounts receivable on USMD’s balance sheet.

Note 10 – Subsequent Events

Effective August 2012, USMD Lithotripsy Division paid cash to purchase equipment totaling $0.4 million.

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

On December 1, 2011, Ventures and Holdings entered into a merger agreement with MCNT, and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel. These merger agreements provide that subsidiaries of Ventures will merge with and into each of MCNT and Impel, with MCNT and Impel surviving as wholly-owned subsidiaries of Ventures. As a result of these merger agreements, on February 9, 2012, Holdings, USMD, UANT and Ventures executed the Amendment to reflect, among other changes, that Ventures will contribute to Holdings, in addition to its equity interests in USMD and UANT, its equity interests in MCNT and Impel as part of the Contribution. On May 21, 2012, Ventures, Holdings, MCNT and Impel executed a corresponding amendment to the merger agreements. On May 29, 2012, USMD, Ventures, MCNT and Impel voted on and approved the Amendment. Holdings expects the Contribution to close during the third quarter of 2012.

Through June 30, 2012, Holdings had no operations or cash flows except for the expenses associated with a share-based payment, periodic reporting to the SEC and in preparation for the Contribution and the new post-Contribution organization. Holdings’ only assets, liabilities and equity are related to these items. As such, except for certain forward-looking discussions, Holdings has not presented significant discussions of its results of operations or liquidity and capital resources.

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

In addition, Holdings intends to vertically expand its business in the North Texas service area by developing or acquiring complementary physician group practices and ancillary healthcare service providers. Holdings plans to horizontally expand its business in other strategic service areas by developing strategic alliances with large integrated practices and expanding the medical service lines of those medical groups in those service areas. Holdings believes that the opportunity to execute its business combination with USMD, UANT, Ventures, MCNT and Impel and to develop or acquire targeted physician group practices and ancillary healthcare service providers will place it in a position to achieve its goal of becoming a national integrated health services company.

Key Development

•

On February 9, 2012, Holdings, USMD, UANT and Ventures entered into the Amendment to reflect, among other changes, that Ventures will contribute to Holdings, in addition to its equity interests in USMD and UANT, its equity interests in MCNT and Impel as part of the Contribution. On May 21, 2012, Ventures, Holdings, MCNT and Impel executed a corresponding amendment to the merger agreements. On May 29, 2012, USMD, Ventures, MCNT and Impel voted on and approved the Amendment.

Results of Operations

As of June 30, 2012 and for the three and six month periods ending June 30, 2012 and 2011, Holdings had no operations or revenues. Expenses were limited to activity associated with the issuance of restricted common shares, expenses associated with the preparation and filing of periodic reports with the SEC and expenses in preparation for the Contribution and the new post-Contribution organization. MCNT, UANT and USMD, the entity that will be the accounting acquirer in the event the Contribution is consummated, are paying the majority of those expenses, and Holdings records related party payables to these entities for those expenses.

Liquidity and Capital Resources

As of June 30, 2012 and for the three and six month periods ending June 30, 2012 and 2011, Holdings had no net cash flows.

In the event the Contribution is consummated, Holdings expects to utilize cash flows from the operations of its subsidiaries to fund operations and meet principal and interest payment obligations. Holdings is currently negotiating a corporate credit agreement to provide term loan facilities and a revolving line of credit facility for the purpose of refinancing existing indebtedness at acquired subsidiaries and to finance working capital needs in the ordinary course of business. The credit facilities are expected to be secured by certain assets and equity interest of Holdings and will have terms ranging between six months and five years. Part of Holdings’ overall business strategy is to make strategic acquisitions of complementary healthcare facilities and physician practice groups and Holdings’ may rely heavily on financing in order to fulfill this strategy. To the extent Holdings is unable to secure the necessary acquisition financing, it may be hampered or delayed in its ability to acquire such entities and, thus, may be unable to fulfill timely its acquisition strategy. Holdings currently has no commitments for capital expenditures.

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

Supplemental USMD Management’s Discussion and Analysis of Financial Condition and Results of Operations

Holdings is presenting supplemental management’s discussion and analysis of financial condition and results of operations of USMD (the “USMD MD&A”), the predecessor entity that will be considered the accounting acquirer in the event the Contribution is consummated. Following is the USMD MD&A for the three and six month interim periods ended June 30, 2012 and 2011.

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

USMD Arlington owns and operates an acute care hospital that has 34 inpatient licensed beds. Its surgery unit is comprised of 18 day surgery beds, two procedure rooms and nine operating rooms. The hospital performs inpatient and outpatient surgeries in a variety of specialties that include urology, neurosurgery, general surgery, gynecology, podiatry, plastic surgery, pain management and orthopedics. Other services include an in-house laboratory, diagnostic radiology, computed tomography, magnetic resonance imaging, nuclear medicine and ultrasound. The hospital also has an emergency department. A wholly-owned subsidiary of USMD Hospital Division is the general partner of USMD Arlington.

USMD Fort Worth owns and operates an acute care hospital that opened in March 2008 and has six operating rooms and eight licensed inpatient beds. The hospital performs inpatient and outpatient surgeries in a variety of specialties that include urology, ENT, general surgery, gynecology, podiatry, plastic surgery, oral surgery and orthopedics. Other services include an in-house laboratory, diagnostic radiology, computed tomography scans and ultrasound. A wholly-owned subsidiary of USMD Hospital Division is the general partner of USMD Fort Worth.

USMD CTC Division is a healthcare management services company formed to develop, invest in, operate and/or manage cancer treatment centers providing radiotherapy solutions to advance cancer care. As of June 30, 2012, USMD CTC Division had six contractual agreements under which USMD CTC Division provided management services to nine operational cancer treatment centers located in Texas, Florida, Missouri and Arizona. USMD CTC Division also has an equity method investment in a cancer treatment center in Monterrey, Mexico, and is actively pursuing investment and management contracts with radiation treatment centers.

USMD Lithotripsy Division is a healthcare management services partnership formed to establish, invest in or acquire, operate and/or manage joint venture entities that provide lithotripsy services to hospitals, ambulatory surgery centers, and/or physician offices. As of June 30, 2012, USMD Lithotripsy Division provided management services to 23 lithotripsy service providers, either pursuant to a management agreement or as a result of its role as general partner or managing member of such providers. In addition, USMD Lithotripsy Division owns equity interests in substantially all of these lithotripsy service providers. The lithotripsy service providers are primarily located in the South Central United States. The balance sheets and results of operations of the entities for which USMD served as the general partner are included in USMD’s consolidated financial statements.

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

Key Developments

•

On December 31, 2011, the partnership for a managed lithotripsy entity expired. On January 1, 2012, USMD entered into a new partnership agreement with this entity. Terms of the new agreement for this entity necessitate consolidation accounting and beginning January 1, 2012, USMD consolidates the entity’s balance sheet and results of operations.

•

On June 19, 2012, USMD submitted a private placement memorandom to certain investors offering shares of common stock of USMD at a purchase price of $2.80 per share. The maximum number of shares available under the offering is 350,000. As of August 6, 2012, USMD had received and accepted subscriptions from 103 investors for the 350,000 shares available under this offering. Proceeds totaling $980,000 were received by USMD subsequent to June 30, 2012. The shares have not been registered or qualified under the Securities Act of 1933, as amended , or the securities laws of any state or other jurisdiction. The offering is intended to provide additional working capital for USMD and to increase the number of record holders of USMD common stock.

Key Drivers and Challenges

•

Given the current contracted managed care reimbursement rates at USMD Arlington and USMD Fort Worth, USMD believes the management fee revenue it receives is sufficient to fund its working capital and routine capital expenditure requirements with cash flow from operations. USMD’s debt capacity is currently constrained by its ability to service additional debt and the tight credit markets. See further discussion in the “Liquidity and Capital Resources” section of the USMD MD&A.

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

Supplemental Results of Operations for USMD

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table summarizes USMD’s results of operations for the periods indicated and is used in the discussions that follow (in thousands):

	Three Months Ended June 30,				Three Months Variance
	2012		2011		2012 vs. 2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Management services revenue	$5,687	49.5%	$5,792	50.8%	$(105)	-1.8%
Lithotripsy revenue	5,795	50.5%	5,603	49.2%	192	3.4%

Net operating revenue	11,482	100.0%	11,395	100.0%	87	0.8%

Operating expenses:
Salaries, wages and employee benefits	5,245	45.7%	4,923	43.2%	322	6.5%
Medical supplies and services expense	94	0.8%	132	1.2%	(38)	-28.8%
Provision for doubtful accounts	36	0.3%	(13)	-0.1%	49	-376.9%
Other operating expenses	2,141	18.6%	2,666	23.4%	(525)	-19.7%
Depreciation and amortization	272	2.4%	233	2.0%	39	16.7%

	7,788	67.8%	7,941	69.7%	(153)	-1.9%

Income from operations	3,694	32.2%	3,454	30.3%	240	6.9%
Other income (expense), net	371	3.2%	248	2.2%	123	49.6%

Income before provision for income taxes	4,065	35.4%	3,702	32.5%	363	9.8%
Provision for income taxes	(233)	-2.0%	(279)	-2.4%	46	-16.5%

Net income	3,832	33.4%	3,423	30.0%	409	11.9%
Less: net income attributable to noncontrolling interests	(3,262)	-28.4%	(3,363)	-29.5%	101	-3.0%

Net income attributable to USMD	$570	5.0%	$60	0.5%	$510	850.0%

Revenues

Net operating revenue increased 0.8% to $11.5 million for the three months ended June 30, 2012, from $11.4 million for the same period in 2011, due to a 1.8% decrease in management services revenue offset by a 3.4% increase in lithotripsy revenue.

Management services revenue includes revenue earned through the provision of management and staffing services to USMD’s managed entities and decreased 1.8% to $5.7 million for the three months ended June 30, 2012 from $5.8 million for the same period in 2011. USMD Hospital Division management services revenue increased $0.1 million as a result of higher acuity case mix and volume at the two managed hospitals as well as inflation adjustments to the reimbursable management costs associated with the two managed hospitals. USMD Lithotripsy Division management services revenue remained flat while the USMD CTC Division management services revenue decreased $0.2 million. The decrease in the USMD CTC Division occurred due to the termination of management agreements with two existing cancer treatment centers during the second and third quarter of 2011 partially offset by the opening of one cancer treatment center in the fourth quarter of 2011. CTC case counts have declined 4.9% for the three months ended June 30, 2012 compared to the same period in 2011.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which increased 3.4%, to $5.8 million for the three months ended June 30, 2012, from $5.6 million for the same period in 2011. This increase in revenue coincides with the lithotripsy entity case count increase of 3.6% as compared to the same period in 2011.

Operating Expenses

Salaries, wages and employee benefits as a percentage of revenue increased to 45.7% for the three months ended June 30, 2012 from 43.2% for the same period in 2011. The $0.3 million increase is primarily due to a $0.1 million increase in contracted labor costs and benefits accrued in the USMD Hospital Division as well as an increase of $0.3 million in share-based compensation expense, 2012 variable bonuses accrued and staffing expense increase related to the expansion of centralized financial reporting staff and other departments at the corporate offices. These increases are offset by a $0.1 million decrease in the USMD CTC Division.

Other operating expenses consist primarily of professional fees, purchased services, facilities expense, travel expense and other expense. Other operating expenses decreased $0.5 million to $2.1 million for the three months ended June 30, 2012 primarily due to a $0.8 million decrease in professional fees and purchased services related to the filing of the Registration Statement on Form S-4 in 2011. This was offset by a $0.2 million increase in travel and other expenses and a $0.1 million increase in facilities expenses across the USMD Lithotripsy Division.

Other Income (Expense)

Other income increased $0.1 million to $0.4 million for the three months ended June 30, 2012, compared to the same period in 2011. The variance is primarily due to a $0.1 million partial recovery of an investment previously written off by the USMD CTC Division.

The income tax provision decreased $0.1 million to $0.2 million for the three months ended June 30, 2012, from $0.3 million for the same period in 2011. USMD’s effective tax rates were 5.7% and 7.5% for the three months ended June 30, 2012 and 2011, respectively. The decrease is primarily due to the impact of net income attributable to noncontrolling interest.

Net income attributable to noncontrolling interests decreased $0.1 million to $3.3 million for the three months ended June 30, 2012, from $3.4 million for the same period in 2011, due to a decline in net income of the consolidated lithotripsy entities .

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table summarizes USMD’s results of operations for the periods indicated and is used in the discussions that follow (in thousands):

	Six Months Ended June 30,				Six Months Variance
	2012		2011		2012 vs. 2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Management services revenue	$11,707	51.6%	$11,704	52.5%	$3	0.0%
Lithotripsy revenue	11,000	48.4%	10,571	47.5%	429	4.1%

Net operating revenue	22,707	100.0%	22,275	100.0%	432	1.9%

Operating expenses:
Salaries, wages and employee benefits	10,721	47.2%	9,689	43.5%	1,032	10.7%
Medical supplies and services expense	196	0.9%	200	0.9%	(4)	-2.0%
Provision for doubtful accounts	72	0.3%	29	0.1%	43	148.3%
Other operating expenses	4,201	18.5%	4,445	20.0%	(244)	-5.5%
Depreciation and amortization	537	2.4%	510	2.3%	27	5.3%

	15,727	69.3%	14,873	66.8%	854	5.7%

Income from operations	6,980	30.7%	7,402	33.2%	(422)	-5.7%
Other income (expense), net	482	2.1%	518	2.3%	(36)	-6.9%

Income before provision for income taxes	7,462	32.9%	7,920	35.6%	(458)	-5.8%
Provision for income taxes	(521)	-2.3%	(824)	-3.7%	303	-36.8%

Net income	6,941	30.6%	7,096	31.9%	(155)	-2.2%
Less: net income attributable to noncontrolling interests	(5,988)	-26.4%	(6,324)	-28.4%	336	-5.3%

Net income attributable to USMD	$953	4.2%	$772	3.5%	$181	23.4%

Revenues

Net operating revenue increased 1.9% to $22.7 million for the six months ended June 30, 2012, as compared to the same period in 2011, due to an increase in lithotripsy revenue while management services revenue remained flat.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which increased 4.1%, or $0.4 million, to $11.0 million for the six months ended June 30, 2012 from $10.6 million for the same period in 2011. This increase in revenue coincides with the lithotripsy entity case count increase of 3.9% as compared to the same period in 2011.

Operating Expenses

Salaries, wages and employee benefits as a percentage of revenue increased to 47.2% for the six months ended June 30, 2012 from 43.5% for the same period in 2011. The $1.0 million increase is primarily due to a $0.3 million increase in contracted labor costs and benefits accrued in the USMD Hospital Division as well as an increase of $0.7 million in share-based compensation expense, 2012 variable bonuses accrued and staffing expense increase related to the expansion of centralized financial reporting staff and other departments at the corporate offices.

Other operating expenses consist primarily of professional fees, purchased services, facilities expense, travel expense and other expense. Other operating expenses decreased $0.2 million to $4.2 million for the six months ended June 30, 2012 from $4.4 million for the same period in 2011 primarily due to a $0.7 million decrease in professional fees related to the filing of the Registration Statement on Form S-4 in 2011, offset by a $0.3 million increase in travel and other expenses and a $0.2 increase in facilities expenses primarily within the USMD Lithotripsy Division.

Other Income (Expense)

Other income was flat at $0.5 million for the six months ended June 30, 2012 and 2011 as equity in income of nonconsolidated affiliates decreased $0.2 million primarily from the USMD Hospital Division. This was offset by a $0.2 million decrease in impairment charges primarily related to a partial recovery of an investment previously written off by the USMD CTC Division.

The income tax provision decreased $0.3 million to $0.5 million for the six months ended June 30, 2012, from $0.8 million for the same period in 2011. USMD’s effective tax rates were 7.0% and 10.4% for the six months ended June 30, 2012 and 2011, respectively. The decrease is primarily due to the impact of net income attributable to noncontrolling interest.

Net income attributable to noncontrolling interests decreased $0.3 million to $6.0 million for the six months ended June 30, 2012, from $6.3 million for the same period in 2011, due to a decline in net income of the consolidated lithotripsy entities.

Supplemental Liquidity and Capital Resources of USMD

The following table summarizes USMD’s cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Six Months Ended June 30,		Six Months Variance
	2012	2011	2012 vs. 2011
Cash flows from operating activities:
Net income	$6,941	$7,096	$(155)
Net income to net cash reconciliation adjustments	329	52	277
Change in operating assets and liabilities	(1,851)	(213)	(1,638)

Net cash provided by operating activities	5,419	6,935	(1,516)

Cash flows from investing activities:
Capital expenditures	(280)	(91)	(189)
Investments in nonconsolidated affiliates	—	(340)	340
Increase in cash due to consolidation of investee	47	—	47

Net cash used in investing activities	(233)	(431)	198

Cash flows from financing activities:
Proceeds from long-term debt	126	—	126
Repayments of long-term debt and capital lease obligations	(1,256)	(478)	(778)
Distributions to noncontrolling interests, net of contributions	(6,169)	(6,171)	2

Net cash used in financing activities	(7,299)	(6,649)	(650)

Net decrease in cash and cash equivalents	(2,113)	(145)	(1,968)
Cash and cash equivalents at beginning of year	10,822	7,477	3,345

Cash and cash equivalents at end of period	$8,709	$7,332	$1,377

Net cash provided by operating activities decreased $1.5 million for the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to a $1.8 million decrease in cash flow from working capital accounts primarily related to a $0.9 million increase in affiliate accounts receivable and a $0.9 million decrease in accrued liabilities related to bonuses and board stipends, offset by a $0.3 million increase to net income after net cash reconciliation adjustments.

Net cash used in investing activities decreased $0.2 million primarily due to a $0.3 million decrease in investments in nonconsolidated affiliates and a $0.1 million increase in cash due to consolidation of a lithotripsy entity previously accounted for as an equity investment, offset by a $0.2 million increase in capital expenditures. USMD expects to incur approximately $1.0 million additional capital expenditures for 2012, primarily attributable to the replacement of lithotripters at its consolidated lithotripsy entities.

Net cash used in financing activities increased $0.7 million for the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to the $0.7 million repayment of a subordinated note payable during the second quarter of 2012. A $0.1 million increase in proceeds from debt to finance equipment purchased by a lithotripsy entity was offset by a $0.1 million increase in repayments of equipment notes payable and capital leases.

Capital Resources and Debt Obligations

USMD expects to continue to fund operations and meet principal and interest payment obligations utilizing cash flows from operations. Routine distributions from USMD Arlington and USMD Fort Worth serve as a critical source of cash flows for USMD. USMD Fort Worth made its first distribution of fiscal year 2011 in the third quarter of 2011. Hospital managed care contracted reimbursement rates that went into effect in mid-2010 have improved managed hospital profitability and may permit continued future routine distributions from USMD Arlington and USMD Fort Worth, subject to credit facility restrictions.

No significant additional debt funding is available under existing corporate notes payable; however, USMD believes that demonstrated and sustained increases in profitability and cash reserves will permit lenders to extend credit in the future. Lithotripsy entities have demonstrated the ability to obtain financing to fund equipment purchases. The following table illustrates the components of USMD’s debt structure (in thousands):

	June 30, 2012	December 31, 2011
USMD Inc.
Subordinated notes payable	$—	$731
USMD Lithotripsy Division subordinated notes payable	7,028	7,258

	7,028	7,989
Consolidated lithotripsy entities
Notes payable	1,438	155
Capital lease obligations	943	1,060

	2,381	1,215

Total long-term debt and capital lease obligations	9,409	9,204
Less: current portion	(1,968)	(1,594)

Long-term debt and capital lease obligations, less current portion	$7,441	$7,610

The lithotripsy entities’ notes payable have certain debt covenant requirements. Events beyond the entities’ control can affect their ability to meet covenant requirements and a breach of any of these covenants could result in a default of the note(s) payable. Upon the occurrence of an event of default, amounts outstanding under those notes payable may become due and payable. As of June 30, 2012, the lithotripsy entities were in compliance with their contractually required debt covenants.

Maturities of USMD long-term debt and future minimum capital lease payments are as follows at June 30, 2012 (in thousands):

	Long-Term Debt	Capital Leases (1)	Total
July 2012 through December 2012	$448	$159	$607

Year Ending December 31,
2013	853	318	1,171
2014	916	318	1,234
2015	861	282	1,143
2016	888	9	897
2017	806	—	806
Thereafter	3,694	—	3,694

Total	$8,466	$1,086	$9,552

(1)	includes related interest of $143

Critical Accounting Policies of Holdings

Holdings discusses its significant accounting policies in Note 2, Summary of Significant Accounting Policies, to the December 31, 2011 financial statements included in its Annual Report on Form 10-K filed with the SEC. Those significant accounting policies that Holdings considers to be the most critical to aid in fully understanding and evaluating reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” in its Form S-4 registration statement filed with the SEC.

Since the issuance of the Holdings December 31, 2011 financial statements, there have been no material changes to Holdings’ critical accounting policies.

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

Holdings maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Holdings’ disclosure controls and procedures are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to its management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Holdings conducted an evaluation under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in Holdings’ internal controls over financial reporting (as defined by applicable SEC rules) during the period covered by this report that have materially affected or are reasonably likely to materially affect Holdings’ internal controls over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description

2.1	Contribution and Purchase Agreement, dated as of August 19, 2010, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4/A filed on April 29, 2012)

2.2	Amendment to the Contribution and Purchase Agreement, dated as of February 9, 2012, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on April 29, 2012)

3.1	Certificate of Incorporation of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

3.2	Bylaws of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

10.1	2010 Equity Compensation Plan of Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-K filed on March 30, 2012)

10.2	Agreement and Plan of Merger dated as of December 1, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas, P.A. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on December 7, 2011)

10.3	Agreement and Plan of Merger dated as of December 15, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, L.L.C. and Impel Management Services, L,L.C. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on December 19, 2011)

10.4	First Amendment to Agreement and Plan of Merger dated as of May 21, 2012 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas P.A

10.5	First Amendment to Agreement and Plan of Merger dated as of May 21, 2012 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, LLC and Impel Management Services, L.L.C.

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

31.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Christopher Dunleavy
Christopher Dunleavy, Chief Financial Officer
(On behalf of registrant and as Principal Financial Officer)

Date: August 14, 2012