Form 10-Q
period 2012-09-30
USMD Holdings, Inc.
filed 2012-11-14
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35639

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The registrant had 10,033,500 shares of common stock outstanding as of November 9, 2012.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,701	$10,822
Restricted cash	5,000	—
Accounts receivable, net of allowance for doubtful accounts of $217 at September 30, 2012 and $428 at December 31, 2011	18,774	3,624
Affiliate accounts receivable	956	1,174
Inventory	900	—
Deferred tax assets, current	953	116
Prepaid expenses and other current assets	2,593	235

Total current assets	37,878	15,971
Property and equipment, net	27,342	3,070
Investments in nonconsolidated affiliates	34,786	11,930
Goodwill	119,004	8,335
Intangible assets, net	32,570	306
Other assets	437	—
Deferred tax assets, less current portion	4,691	808

Total assets	$256,707	$40,420

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$2,905	$243
Accrued payroll	10,685	1,534
Other accrued liabilities	8,513	2,742
Other current liabilities	1,502	278
Current portion of long-term debt	4,639	886
Current portion of related party long-term debt	581	469
Current portion of capital lease obligations	308	239
Deferred tax liabilities, current	577	—

Total current liabilities	29,710	6,391

Other long-term liabilities	1,023	1,057
Deferred compensation	4,898	—
Long-term debt, less current portion	17,913	—
Related party long-term debt, less current portion	3,887	6,789
Capital lease obligations, less current portion	628	821
Deferred tax liabilities, less current portion	30,395	3,914

Total liabilities	88,454	18,972

Commitments and contingencies

Equity:
USMD Holdings, Inc. stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,033,500 and 3,741,078 shares issued at September 30, 2012 and December 31, 2011, respectively; 10,033,500 and 3,587,209 shares outstanding at September 30, 2012 and December 31, 2011, respectively	100	36
Additional paid-in capital	153,217	7,678
Retained earnings	11,164	10,571
Accumulated other comprehensive loss	(16)	(19)
Treasury stock at cost	—	(1,184)

Total USMD Holdings, Inc. stockholders’ equity	164,465	17,082
Noncontrolling interests in subsidiaries	3,788	4,366

Total equity	168,253	21,448

Total liabilities and equity	$256,707	$40,420

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Patient service revenue	$13,854	$—	$13,854	$—
Provision for doubtful accounts related to patient service revenue	(268)	—	(268)	—

Net patient service revenue	13,586	—	13,586	—
Management services revenue	6,138	5,890	17,845	17,594
Lithotripsy revenue	5,869	5,948	16,869	16,519
Other operating revenue	—	3,690	—	3,690

Net operating revenue	25,593	15,528	48,300	37,803

Operating expenses:
Salaries, wages and employee benefits	14,922	5,454	25,643	15,143
Medical supplies and services expense	1,785	90	1,981	290
Provision for doubtful accounts	16	(1)	88	28
Other operating expenses	5,997	1,903	10,191	6,348
Depreciation and amortization	797	205	1,334	715

Total operating expenses	23,517	7,651	39,237	22,524

Income from operations	2,076	7,877	9,063	15,279
Other income (expense):
Interest expense, net	(241)	(209)	(651)	(639)
Equity in income of nonconsolidated affiliates, net	784	409	1,541	1,361
Other income (expense), net	59	0	186	(4)

Total other income, net	602	200	1,076	718

Income before provision for income taxes	2,678	8,077	10,139	15,997
(Provision) benefit for income taxes	145	(1,587)	(375)	(2,411)

Net income	2,823	6,490	9,764	13,586
Less: net income attributable to noncontrolling interests	(3,183)	(3,716)	(9,171)	(10,040)

Net income (loss) attributable to USMD Holdings, Inc.	$(360)	$2,774	$593	$3,546

Earnings (loss) per share attributable to USMD Holdings, Inc.
Basic	$(0.06)	$0.77	$0.14	$0.99
Diluted	$(0.06)	$0.77	$0.14	$0.99
Weighted average common shares outstanding
Basic	5,748	3,587	4,307	3,587
Diluted	5,755	3,595	4,317	3,595

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$2,823	$6,490	$9,764	$13,586
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax	(1)	—	3	—

Total other comprehensive loss	(1)	—	3	—

Comprehensive income	2,822	6,490	9,767	13,586
Less: comprehensive income attributable to noncontrolling interests	(3,183)	(3,716)	(9,171)	(10,040)

Comprehensive income (loss) attributable to USMD Holdings, Inc. common stockholders	$(361)	$2,774	$596	$3,546

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

(In thousands)

(Unaudited)

	USMD Holdings, Inc. Common Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock			Noncontrolling Interests in Subsidiaries
	Shares Outstanding	Par Value			Retained Earnings	Shares	Cost	Total USMD Holdings, Inc.		Total Equity
Balance at December 31, 2011	3,587	$36	$7,678	$(19)	$10,571	(154)	$(1,184)	$17,082	$4,366	$21,448
Net income	—	—	—	—	593	—	—	593	9,171	9,764
Foreign currency translation adjustment,	—	—	—	3	—	—	—	3	—	3
Share-based payment expense	—	—	645	—	—	—	—	645	—	645
Consolidation of investment	—	—	—	—	—	—	—	—	209	209
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	363	363
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9,374)	(9,374)
Issuance of common stock in connection with private placement offering	42	—	980	—	—	—	—	980	—	980
Issuance of common stock and share-based payment in connection with the business combination	6,405	64	143,914	—	—	154	1,184	145,162	(947)	144,215

Balance at September 30, 2012	10,034	$100	$153,217	$(16)	$11,164	—	$—	$164,465	$3,788	168,253

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$9,764	$13,586
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	356	28
Depreciation and amortization	1,334	715
Equity in income of nonconsolidated affiliates, net	(1,541)	(1,361)
Distributions from nonconsolidated affiliates	501	726
Share-based payment expense	645	362
Impairment (recovery) of investments in nonconsolidated affiliates	(135)	89
Deferred income tax provision (benefit)	13	(432)
Change in operating assets and liabilities, net of effects of initial consolidation of investee:
Current assets	(1,317)	(229)
Current liabilities	(2,442)	1,279
Noncurrent liabilities	(4,169)	—

Net cash provided by operating activities	3,009	14,763

Cash flows from investing activities:
Cash acquired in business combination	6,967	—
Capital expenditures	(887)	(174)
Investments in nonconsolidated affiliates	—	(340)
Proceeds from sale of life insurance policies	3,184	—
Increase in cash due to initial consolidation of investee	52	—

Net cash provided by (used in) investing activities	9,316	(514)

Cash flows from financing activities:
Proceeds from long-term debt	21,124	—
Repayments of long-term debt and capital lease obligations	(19,749)	(379)
Repayments of related party long-term debt	(2,790)	(306)
Cash restricted in connection with credit agreement	(5,000)	—
Issuance of common stock	980	—
Capital contributions from noncontrolling interests	363	130
Distributions to noncontrolling interests	(9,374)	(9,716)

Net cash used in financing activities	(14,446)	(10,271)

Net increase (decrease) in cash and cash equivalents	(2,121)	3,978
Cash and cash equivalents at beginning of year	10,822	7,477

Cash and cash equivalents at end of period	$8,701	$11,455

Supplemental non-cash investing information:
Assets acquired under capital lease obligation	$—	$884
Assets acquired included in other current liabilities	$461	$—
Current liabilities refinanced as notes payable	$1,335	$—

Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$175	$140
Interest to related parties	$397	$490
Income tax	$421	$2,035

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

Description of Business

USMD Holdings, Inc. (“Holdings” or the “Company”), previously a business combination related shell company, is a Delaware corporation formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation (“USMD”), Urology Associates of North Texas, LLP, a Texas limited liability partnership (“UANT”), and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”)(such transaction, the “Contribution”). Holdings described this transaction in its Registration Statement on Form S-4 (as amended, the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) (File No. 333-171386).

Prior to the consummation of the Contribution, on December 1, 2011, Ventures and Holdings entered into a merger agreement with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”), and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel Management Services, LLC, a Texas limited liability company (“Impel”). As a result of these merger agreements, the businesses of MCNT and Impel were merged into subsidiaries of Ventures prior to the Contribution, and these businesses were contributed by Ventures to Holdings as part of the Contribution. Holdings described these transactions in a post-effective amendment to its Registration Statement on Form S-4 filed with the SEC on February 10, 2012, which was declared effective on April 30, 2012. Effective August 31, 2012, Holdings and the other parties consummated the foregoing business combination (see Note 3).

Holdings, by and through its subsidiaries and affiliates, provides health care services to patients in physician clinics, hospitals and other health care facilities, and also provides management and operational services to hospitals, physician practices and other healthcare service providers. A wholly-owned subsidiary of Holdings is the sole member of a Texas certified non-profit healthcare organization that owns and operates a multi-specialty physician group practice (the “TX CNHO”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, the Company provides management and operational services to two acute care hospitals in the Dallas-Fort Worth, Texas metropolitan area and provides management and/or operational services to ten cancer treatment centers in four states and 24 lithotripsy service providers primarily located in the South Central United States. The Company possesses ownership interests in two hospitals and 22 lithotripsy service providers. The Company also wholly owns and operates two clinical laboratories in the Dallas-Fort Worth, Texas metropolitan area and one anatomical pathology laboratory in Florida.

Basis of Presentation:

The unaudited condensed consolidated financial statements of Holdings have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although Holdings believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of Holdings management, are necessary for fair presentation of the condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC.

The condensed consolidated financial statements include the accounts of Holdings, its wholly-owned subsidiaries, entities more than 50% owned and other entities controlled by the Company. The Company consolidates limited partnerships in situations where it is the general partner and the limited partners do not have sufficient rights to overcome the general partner’s presumption of control. The Company eliminates all significant intercompany accounts and transactions in consolidation. As a result of the Contribution, Holdings’ statement of operations and cash flows for the nine months ended September 30, 2012 include eight months of results of operations and cash flows of USMD and one month of results of operations and cash flows of post-combination Holdings. Holdings’ statement of operations and cash flows for the nine months ended September 30, 2011 include the historical results and cash flows of USMD for that period.

The Company uses the equity method to account for investments in entities it does not control, but over which it has the ability to exercise significant influence on operating and financial policies. Consolidated net income attributable to USMD Holdings, Inc. includes the Company’s share of the net earnings of these entities. The Company uses the cost method to account for investments in entities it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, the Company records these investments at the lower of cost or fair value, as appropriate.

Effective August 31, 2012 the Company consummated the Contribution that created a physician-led integrated health system. The Company has concluded that for the nine months ended September 30, 2012, it has one reporting segment. As Holdings continues to integrate the businesses acquired in the Contribution, and the chief operating decision maker (“CODM”) makes decisions regarding the allocation of financial resources and the review of discrete financial information related to the performance of the Company’s businesses, Holdings will reevaluate the number of reporting segments it has. Holdings will include any necessary and appropriate business segment disclosures in its Annual Report on Form 10-K and future filings.

Note 2 – Summary of Significant Accounting Policies

Concentrations and Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Deposits held with financial institutions often exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Accounts receivable are stated at net realizable value and are uncollateralized. At September 30, 2012 and December 31, 2011, USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) accounted for 90% and 76% of affiliate accounts receivable, respectively. For the nine months ended September 30, 2012, USMD Arlington and USMD Fort Worth accounted for 18% and 7%, respectively, of net operating revenue. For the nine months ended September 30, 2011, USMD Arlington and USMD Fort Worth accounted for 22% and 9%, respectively, of net operating revenue.

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

Balance at December 31, 2011	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at September 30, 2012
$428	356	(567)	$217

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

Impairment of Long-Lived Assets and Other Intangible Assets: The Company evaluates its long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. An impairment loss is recognized when the carrying amount of the asset or group of assets exceeds the respective fair value. Fair value of assets is estimated based on appraisals, established market values of comparable assets or internal estimates of discounted future cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. No impairment charges were recorded during the nine months ended September 30, 2012.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price and related costs over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Goodwill and indefinite lived intangible assets are not subject to amortization, but is tested for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. Such circumstances may include an adverse change in the business climate or a change in the assessment of future operations of a reporting unit. Goodwill is tested for impairment at a reporting unit level. Goodwill impairment reviews are determined using a two-step process. The first step of the process requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations and its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired. If the carrying amount exceeds the estimated fair value, impairment is indicated. An impairment loss would be recorded if the carrying amount of goodwill exceeds its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities.

The Company amortizes the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. At September 30, 2012, none of the Company’s finite useful lived intangible assets have an estimated residual value.

Revenue Recognition

Patient Service Revenue: The Company records patient service revenue during the period healthcare services are provided based upon estimated amounts due from third-party payers and patients. Amounts the Company receives for patient services paid by patients and third-party payers such as managed care health plans and commercial insurers, governmental programs, such as Medicare and Medicaid, and other payers are generally less than the Company’s established billing rates and patient service revenue is recorded net of these contractual allowances and discounts. To provide for patients’ accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, the net patient services revenue and accounts receivable reported in the Company’s accompanying unaudited condensed consolidated financial statements are recorded at the net amount expected to be received. The Company’s patient service revenue before the provision for doubtful accounts by payer is summarized in the table that follows (in thousands). Holdings had no patient service revenue prior to September 1, 2012.

	Three and Nine Months Ended September 30,
	2012
	Amount	Ratio of Patient Service Revenue
Medicare	$4,052	29.8%
Medicaid	92	0.7
Managed care and commerical payers	9,367	68.9
Self-pay	343	2.5

Patient service revenue before provision for doubtful accounts	13,854	102.0
Patient service revenue provision for doubtful accounts	(268)	(2.0)

Net patient service revenue	$13,586	100.0%

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payers that receive discounts from the Company’s established billing rates. The Company must estimate discounts on a relatively small amount (1-2%) of net revenue as represented by total unbilled charges at the end of the accounting period. All charges earned, posted and billed during the accounting period are calculated based on prospectively established fee schedules, with very little estimation involved. The estimation of contractual allowances on unbilled charges will involve payer specific estimates of net revenue based on historical gross-to-net experience. Historically, the adjustments on unbilled revenues have been insignificant.

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

Management Services Revenue: The Company earns management services revenue through the provision of management services to its managed entities. Management fee revenues are generally recognized based on a defined percentage of cash collections or adjusted net revenues of the Company’s managed entities. These terms and percentages are contractually defined and the Company recognizes revenue when the contractual terms and revenue recognition criteria are met. The Company may also provide certain managed entities with management, medical professional, information technology, revenue cycle and/or other finance staff. Revenue for these services is included in management services revenue and is recognized as the services are provided and revenue recognition criteria are met.

Lithotripsy Services Revenue: The Company provides lithotripsy services under arrangement to hospitals and other medical facilities through the lithotripsy service providers it owns, operates and manages. Lithotripsy services revenue is recognized as services are provided and reported based on actual contract price or estimated net realizable amounts. Lithotripsy services revenue includes the revenue of consolidated lithotripsy partnerships that the Company controls.

Physician Recruitment Agreements In order to meet their needs, hospitals enter into physician recruitment agreements with physicians and/or group practices that employ them under which hospitals agree to contribute to the salary expense of physicians who are recruited to their service area. Several hospitals have entered into such agreements with the TX CNHO and/or physicians that are employed by that entity. Under such agreements, the hospital will typically provide the physician with a guaranteed income during an initial guarantee period, generally one year. Amounts paid by a hospital under such agreements are subject to repayment, and repayment is secured by a note payable to the hospital with repayment terms generally beginning in the month following the end of the guarantee period. Principal and interest payments are generally due monthly over a three year period, and the obligation to make monthly installment payments is forgiven on the due date provided no events of default have occurred. Events of default are typically defined as, but not limited to, failure of the physician to maintain a practice in the service area of the hospital as established in the agreement or entering into competing agreements. Upon an event of default, amounts not previously forgiven are due to the hospital in accordance with the terms of the note, and typically the payment of future installment note payments can be accelerated.

The TX CNHO recognizes recruitment agreement payments received from hospitals for the benefit of employed physicians as deferred revenue and recognizes revenue on a pro rata basis over the term of the commitment period. Upon an event of default, amounts due are reclassified to notes payable; however, historically, such amounts have not been material to the Company’s consolidated financial statements. For the nine months ended September 30, 2012, and 2011, the Company recognized $83,390 and $-0- of other operating revenue associated with physician recruitment agreements. At September 30, 2012, and December 31, 2011, the Company has $2,162,994 and $-0- of deferred revenue associated with physician recruitment agreements included with other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheet.

Electronic Health Record Incentive Income: The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for incentive payments under the Medicare program for certain hospitals and physician practices that demonstrate meaningful use of certified electronic health record (“EHR”) technology. These provisions of ARRA are intended to promote the adoption and meaningful use of interoperable health information technology and qualified EHR technology. The Company accounts for Medicare EHR incentive payments in accordance with ASC 450-30, “Gain Contingencies” (“ASC 450-30”). In accordance with ASC 450-30, the Company recognizes a gain for EHR incentive payments when its participating physicians have demonstrated meaningful use of certified EHR technology for the applicable period. Once the physicians have demonstrated meaningful use of certified EHR technology for the applicable period, no further contingencies exist as related to the Medicare EHR incentives for physicians. However, individual payment amounts are subject to audit by the administrative contractor and the auditor’s final determination of amounts earned could differ materially from amounts recorded. For the nine months ended September 30, 2012 and 2011, the Company had no EHR incentive income.

At September 30, 2012, the Company had $1.0 million in other current assets representing EHR incentive income recognized by certain acquired entities prior to the Contribution (see Note 3).

Share-Based Payments: Share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their estimated grant-date fair value and amortized on a straight-line basis over the requisite service.

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

Fair Value Measurements: Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The basis for these assumptions establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Noncontrolling Interests in Subsidiaries: The Company’s consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of such entities. The Company records adjustments to controlling interests for the allocable portion of income or loss to which the noncontrolling interests’ holders are entitled based upon the portion of the subsidiaries they own. Contributions from and distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interests holders’ balance.

Advertising Expense: The Company expenses all advertising costs when incurred. The Company incurred $149,000 and $8,000 in advertising expense for the nine months ended September 30, 2012 and 2011, respectively, which is included in other operating expenses in the accompanying consolidated statements of operations.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and certain assumptions that affect the reported amounts of assets and liabilities, disclosed contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, certain assumptions used in impairment analyses, depreciable lives of assets, fair value of investments in nonconsolidated affiliates, fair value of interest rate swaps, fair value of stock options and contingency and litigation reserves. While management believes current estimates are reasonable and appropriate, the Company cannot predict future events and their effects with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as better data becomes available, as additional information is obtained, and as facts and circumstances change. The Company evaluates and updates assumptions and estimates on an ongoing basis and may employ outside experts to assist in evaluations, as considered necessary. Actual results could differ materially from those estimates.

Recently Issued or Adopted Accounting Pronouncements

In July 2011, the FASB issued ASU No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). In accordance with ASU 2011-07, the Company is required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s net patient service revenues are reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-07 requires the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-07 requires retrospective application and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The ASU permits early adoption. Holdings adopted ASU 2011-07 effective January 1, 2012 and there was no impact on Holdings’ financial position, results of operations or cash flows.

Holdings does not believe any other recently issued, not yet effective, accounting standards will have a material effect on its financial position, results of operations, or cash flows.

Note 3 – Business Combination

The Business Combination and Allocation of Assets Acquired and Liabilities Assumed

On August 31, 2012, Holdings, USMD, UANT, Ventures, MCNT and Impel consummated the Contribution. Holdings described the Contribution in its Registration Statement on Form S-4 (as amended), File No. 333-171386. The Contribution created an innovative integrated health system led by physicians committed to maintaining the vital doctor-patient relationship resulting in better quality and more affordable care to patients. The Contribution was accounted for as a reverse acquisition by USMD into Holdings, a business combination related shell company. Under reverse acquisition accounting, the financial statements are issued in the name of the legal parent (Holdings), but represent a continuation of the accounting acquirer’s (USMD) financial statements, with an adjustment to retroactively restate USMD’s legal capital to reflect the legal capital of Holdings. The assets and liabilities of USMD continue at their pre-combination carrying values. The assets and liabilities of Holdings are recorded at fair value at the acquisition date, which, for Holdings, equals their carrying values. The assets acquired and liabilities assumed from Ventures, UANT, MCNT and Impel are recorded at their respective fair values at the acquisition date.

In connection with the Contribution, Holdings issued as consideration to the former owners of Ventures, UANT, MCNT and Impel, 6.4 million shares of its common stock with an estimated fair value of $158.1 million and options to purchase an additional 68,983 shares of its common stock with an estimated fair value of $0.5 million. Fair value of the shares was based on the estimated net enterprise value of the combining companies as described below. The consideration paid and the following allocation of estimated fair values of the assets acquired and liabilities assumed are preliminary subject to final review and approval of valuations, final working capital, ownership, capital expenditure and debt adjustments to be determined not longer than one year from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Ventures, UANT, MCNT and Impel at the acquisition date (in thousands):

Current assets	$25,069
Property and equipment	24,020
Investments	36,198
Other assets	7,240
Identifiable intangible assets	32,479
Goodwill	83,346
Liabilities assumed, other than long-term debt	(30,925)
Long-term debt	(18,832)

Net assets acquired and liabilities assumed	$158,595

Holdings determined the allocation of the purchase price based on management’s estimates of the fair value of assets acquired and liabilities assumed utilizing valuations prepared as of August 31, 2012. Holdings determined an estimated net enterprise value of Ventures and UANT, MCNT and Impel using an income approach—discounted cash flow methodology. The analysis included each business unit’s assumptions regarding 1) the development of new businesses and organic growth rates specific to it, 2) managed care reimbursement rates where applicable, 3) discount rates of 17.5% for UANT and Ventures, 17.7% for MCNT and 14.2% for Impel, each developed using a weighted average cost of capital analysis, and 4) capital expenditure requirements associated with any new initiatives developed by such business unit. Significant assumptions utilized in the income approach were based on company specific information and projections which are not observable in the market and are therefore considered Level 3 fair value measurements.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed has been recorded to goodwill in the amount of $83.3 million. Goodwill primarily represents the growth opportunities of Holdings as an integrated health system and the knowledge and experience of the workforce of the acquired entities. None of the goodwill recorded as a result of the Contribution is expected to be deductible for tax purposes.

In connection with the Contribution, the Company acquired additional ownership interests in three lithotripsy partnerships in which it has controlling interests and therefore consolidated. As a result, on the date of acquisition, additional paid in capital increased and noncontrolling interest in subsidiaries decreased $0.9 million.

Intangible Assets Acquired

Identifiable intangible assets acquired, excluding goodwill, consist of the following (in thousands):

	Fair Value	Weighted- Average Amortization Period
Noncompete agreements	$17,542	10.0 years
Trade names	$9,089	Indefinite
Trade name - Impel	$402	5.0 years
Customer relationships	$767	3.0 years
Management agreement	$4,679	30.0 years

The weighted-average amortization period of total identifiable intangible assets acquired in the Contribution, excluding goodwill and identifiable indefinite lived intangible assets, is 13.7 years. The weighted average period before the renewal period for management agreements is 29.9 years.

Most of the former owners of UANT and MCNT, all of whom are licensed physicians, entered into ten year employment agreements with the TX CNHO, and these agreements include covenants not to compete. The fair value of the noncompete agreements was estimated using a discounted cash flow model based on estimated reductions in revenue if the former owners were to compete with the Company and discount rates of 18% and 19%. The estimated fair values of the trade names of UANT, MCNT and Impel were calculated using an income approach – royalty relief method, whereby the economic value of the asset is the ability to provide the Company relief from royalty costs. A pre-tax royalty rate of 1% and a discount rate of 19% were used. A subsidiary of Impel provides healthcare consulting services and establishes customer relationships through contract. The estimated fair value of the customer relationships was determined using an income approach - multi-period excess earnings method with a discount rate of 19%. Until the acquisition date, Impel had in place a management services agreement with MCNT; in connection with the Contribution, this agreement was terminated and a new management services agreement was entered into between the TX CNHO and a wholly-owned subsidiary of Holdings. The estimated fair value of the management agreement intangible asset was determined using an income approach - multi-period excess earnings method with discount rates of 13.5% to 14.5%, net of contributory charges.

Amortizable intangible assets are being amortized on a straight-line basis because this methodology most accurately reflects the estimated usage pattern of the assets.

Pro Forma Disclosures

The results of operations and cash flows of the acquired entities are included in Holding’s consolidated financial statements beginning September 1, 2012. For the three and nine months ended September 30, 2012, the acquired entities contributed net operating revenues of $21.8 million and income before provision for income taxes of $1.1 million.

The following table presents unaudited pro forma results as if the entities had been combined on January 1, 2011. The pro forma financial information includes adjustments to give effect to activity that is directly attributable to the Contribution, factually supportable and expected to have a continuing impact on the combined results of operations. The pro forma financial information also includes adjustments to give effect to direct, incremental costs of the Contribution as nonrecurring charges directly related to the Contribution. The pro forma combined financial information has been prepared for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or the results of operations that would have been realized had Holdings, USMD, Ventures, UANT, MCNT and Impel been a combined company during the specified periods (in thousands, except per share data).

	Nine Months Ended September 30,
	2012	2011
	(unaudited, pro forma)
Net operating revenue	$166,479	$157,281
Net income	$10,156	$16,380
Net income attributable to Holdings	$2,526	$8,082
Earnings per share attributable to Holdings
Basic	$0.25	$0.81
Diluted	$0.25	$080

For the nine months ended September 30, 2012 and 2011, pro forma adjustments include reductions to other operating expenses totaling $1.0 million and $2.0 million, respectively, for nonrecurring transaction costs directly attributable to the Contribution, primarily legal, accounting and other professional fees as well as document printing expenses associated with filings of Holdings’ Registration Statement on Form S-4 and related amendments.

Note 4 – Restricted Cash

Holdings entered into a guarantee and collateral agreement with its administrative agent bank to secure certain term loans. The restricted cash is invested in a bank account securing the administrative agent bank. As of September 30, 2012, Holdings had restricted cash in the amount of $5.0 million as collateral related to its borrowings under the credit agreement executed August 31, 2012. Holdings had no restricted cash as of December 31, 2011.

Note 5 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USMD Arlington	$24,730	28.437%	$5,513	5.000%
USMD Fort Worth	9,980	30.881%	6,203	20.024%
Other	76	4%-34%	214	4%-34%

	$34,786		$11,930

In connection with the Contribution, Holdings acquired additional ownership interests in USMD Arlington and USMD Fort Worth. Holdings continues to account for USMD Arlington and USMD Fort Worth under the equity method of accounting since another entity owns 51% of each entity and maintains significant governing rights.

On December 31, 2011, three lithotripsy partnerships owned in part and managed by USMD Lithotripsy Division were scheduled to terminate. Prior to their termination, USMD Lithotripsy Division entered into new partnership agreements with those entities and the terms of these partnerships were extended. Holdings continues to account for these entities under the equity method of accounting. Terms of the new governing document for one of the entities necessitates consolidation accounting and beginning January 1, 2012, Holdings consolidates the entity’s balance sheet and results of operations. The other two entities are included in Investments in nonconsolidated affiliates in Holdings’ consolidated financial statements consistent with prior accounting treatment.

Note 6 – Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for each reporting unit during the nine months ended 2012 (in thousands):

	USMD Lithotripsy Division	USMD Management Operations	USMD Holdings, Inc.	Total
Balance at January 1, 2012
Goodwill	$3,428	$4,907	$—	$8,335
Increase due to business combination	—	—	110,669	110,669

Balance at September 30, 2012	$3,428	$4,907	$110,669	$119,004

In addition to $83.3 million of goodwill recorded as a direct result of the allocation of assets assumed and liabilities acquired in the Contribution, the Company recorded $27.3 million of goodwill associated with deferred tax liabilities recorded in connection with investments and amortizable intangible assets acquired in the Contribution.

The components of amortizable intangible assets consist of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$5,246	$(302)	$4,944	$567	$(261)	$306
Trade name - Impel	402	(7)	395	—	—	—
Customer relationships	767	(21)	746	—	—	—
Noncompete agreements	17,542	(146)	17,396	—	—	—

	$23,957	$(476)	$23,481	$567	$(261)	$306

Aggregate intangible asset amortization expense for the nine months ended September 30, 2012 and 2011 totaled $215,000 and $28,000, respectively. The Company expects to incur intangible asset amortization expense of $2.3 million and $2.0 million for each of the next three and two years, respectively, and $0.6 million for the remainder of 2012. The carrying value of indefinite lived intangible assets, which are not subject to amortization, at September 30, 2012 and December 31, 2011 is $9.1 million and zero, respectively. The weighted average period before the next renewal period for management agreements is 28.6 years.

Note 7 – Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Buildings and leasehold improvements	$11,696	$118
Major movable equipment	18,534	7,519
Furniture and equipment	2,265	1,352
Software	2,852	1,169

Gross property and equipment	35,347	10,158
Less: accumulated depreciation and amortization	(8,005)	(7,088)

Property and equipment, net	$27,342	$3,070

Property and equipment depreciation and amortization expense for the nine months ended September 30, 2012 and 2011 was $1.1 million and $0.7 million, respectively.

Note 8 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Accrued expenses	$3,962	$1,097
Accrued bonus	1,396	974
Accrued payables	1,384	—
Federal income tax payable	641	109
Other accrued expenses	1,130	562

	$8,513	$2,742

Note 9 – Long – Term Debt, Capital Lease Obligations and Other Long – Term Liabilities

Long-term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Holdings
Subordinated notes payable	$4,469	$7,989
Credit Agreement term debt	21,000	—
Other note payable	201	—

	25,670	7,989
Consolidated lithotripsy entities
Notes payable	1,350	155
Capital lease obligations	936	1,060

	2,286	1,215

Total long-term debt and capital lease obligations	27,956	9,204
Less: current portion	(5,528)	(1,594)

Long-term debt and capital lease obligations, less current portion	$22,428	$7,610

Credit Agreement

On August 31, 2012, in connection with the Contribution, Holdings entered into a Credit Agreement (“Credit Agreement”) among Holdings and its wholly-owned subsidiaries, (collectively “Borrowers”), JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. The Credit Agreement provides for a Term Loan Credit Facility (“Term Loans”) in an aggregate principal amount of $21.0 million and a Revolving Credit Facility (“Revolver”) in an aggregate principal amount of $10.0 million. Proceeds from borrowings under the Term Loans were used to repay existing debt of the acquired entities and for related transaction fees and expenses of the Contribution. Proceeds from borrowings under the Revolver are available solely to finance working capital of the Borrowers. The Company has not borrowed any proceeds under the Revolver.

The obligations under the Credit Agreement are secured, pursuant to a guarantee and collateral agreement dated as of August 31, 2012, made by the Borrowers in favor of the Administrative Agent, by substantially all the tangible and intangible assets of the Borrowers to the extent permitted by applicable law and subject to certain exceptions.

The Credit Agreement contains a number of covenants that, among other things, will limit or restrict the ability of the Borrowers to dispose of assets, incur additional indebtedness, make dividends and other restrictive payments, create liens securing other indebtedness and enter into restrictive agreements.

In addition, commencing with the fiscal quarter ending on December 31, 2012, Holdings will be subject to a financial covenant that requires it to maintain a fixed charge coverage ratio greater than or equal to 1.50:1.00 for any period of four consecutive fiscal quarters. However, for the fiscal quarters ending on December 31, 2012, March 31, 2013 and June 30, 2013, the fixed charge coverage ratio shall be determined for the period commencing on October 1, 2012 and ending on the last day of such fiscal quarter. The Company also has a covenant for the month ending September 30, 2012 permitting a net loss no greater than $1.0 million.

Term Loans

The Term Loans consist of the Tranche A Term Loan with an aggregate principal amount of $12.5 million, the Tranche B Term Loan with an aggregate principal amount of $3.5 million, and the Tranche C Term Loan with an aggregate principal amount of $5.0 million. Interest on the Term Loans is due monthly. The Tranche A Term Loan accrues interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00% and matures on August 31, 2017. Scheduled quarterly principal payments of $625,000 begin on December 31, 2012. The Tranche B Term Loan accrues interest at the 30 day LIBOR rate plus a margin of 3.50% and matures on August 31, 2014. Scheduled quarterly principal payments of $437,500 begin on December 31, 2012. The Tranche C Term Loan accrues interest at the 30 day LIBOR rate plus a margin of 1.25% and matures on August 31, 2017. The outstanding principal balance and any unpaid interest will be due upon the Tranche C Term Loan maturity date.

Revolving Credit Facility

At the Company’s election, the interest rates applicable to the Revolver under the Credit Agreement will be based on (1) the Administrative Agent Prime Rate plus a margin of 0.50% or (2) 30 day LIBOR rate plus a margin of 3.00%. The Revolver terminates on February 28, 2013. An unused commitment fee is payable on the undrawn portion of the Revolver at a rate of 0.25% per annum.

Other Long – Term Liabilities

Effective late December 2011, three consolidated lithotripsy service providers purchased equipment totaling $1.3 million. Financing agreements were not finalized at December 31, 2011; however, the entities executed agreements in the first quarter of 2012 to finance the full amount of the purchased equipment and an additional $0.1 million of purchased equipment. The related notes payable bear fixed interest rates ranging from 3.97% to 4.75%. One of the notes requires 36 equal monthly payments and matures in March 2015. The remaining two notes require 60 equal monthly payments and mature in March 2017. At September 30, 2012, outstanding borrowings under the notes totaled $1.4 million. The individual notes are generally secured by the assets of the individual entity and are guaranteed by the respective owners.

Note 10 – Deferred Compensation Plans

Deferred Compensation – Nonqualified Income Plan

In connection with the Contribution, the Company acquired a nonqualified deferred compensation plan (the “Income Plan”) previously managed and held by MCNT and Impel. In order to partially fund the Income Plan, MCNT historically purchased corporate owned life insurance policies on the Income Plan participants; these life insurance policies were also acquired in the Contribution. Upon consummation of the Contribution, a change of control occurred as defined by the Income Plan document, requiring the Income Plan’s account balances be distributed to its participants within 90 days of the change in control, or sooner if required by Internal Revenue Service Regulations. During September 2012, the Company surrendered the life insurance policies to the issuer for their cash surrender value in the aggregate amount of $3.2 million. Effective September 20, 2012, the Company distributed all amounts due to participants in the aggregate amount of $3.7 million. Effective October 1, 2012, the Income Plan was dissolved and terminated.

Deferred Compensation – Nonqualified Savings Plan

Upon consummation of the Contribution, the Company adopted a nonqualified deferred compensation savings plan (the “Savings Plan”) that has been previously maintained and held by MCNT. The Savings Plan is a nonqualified deferred compensation plan that is unfunded and maintained primarily for the purpose of providing deferred compensation benefits to participating employees. The Savings Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code and the required provisions of ERISA.

Participants are required to contribute a defined amount each month until their total contributions equal $50,000. In the year that a participant’s account reaches $50,000, interest will begin being credited to the participant’s account. When a participant terminates employment for any reason, he or she is entitled to begin receiving their accrued benefit. Distributions will be made in five equal annual installments, with the first installment payment to be made on the first anniversary of the participant’s termination.

Contributions to the Savings Plan are not held in a trust for the exclusive benefit of the participants and, therefore, remain subject to the claims of the Company’s creditors. Amounts contributed to the Savings Plan may be used to guarantee the Company’s Revolver or as otherwise deemed necessary by the Company’s management.

At September 30, 2012, the Company’s deferred compensation obligation under the Savings Plan totaled $4.6 million and is classified as a long-term liability in the accompanying consolidated balance sheet.

Note 11 – Income Taxes

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Current:
Federal	$355	$2,834
State	7	9

Total current	362	2,843

Deferred:
Federal	13	(432)
State	—	—

Total deferred	13	(432)

Provision for income taxes	$375	$2,411

A reconciliation of the actual tax rate to the statutory U.S. tax rate is as follows:

	Nine Months Ended September 30,
	2012	2011
Federal statutory rate	35.0%	35.0%
Net income attributable to noncontrolling interests	(31.7)	(22.0)
Other	0.3	2.0

Effective tax rate	3.6%	15.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

	September 30, 2012	December 31, 2011
Deferred tax assets:
Intangible assets	$510	$70
Net operating losses	332	—
Deferred revenue and deferred compensation	2,031	—
Allowance for doubtful accounts	500	—
Property and equipment	—	30
Facilitative acquisition costs	385	362
Share-based payment expense	712	453
Other compensation	453	114
Other	721	(105)

Total deferred tax assets	5,644	924

Deferred tax liabilities:
Goodwill	(407)	58
Partnership investments	(13,216)	(3,815)
Property and equipment	(5,537)	(157)
Intangible assets	(11,236)	—
Other	(577)	—

Total deferred tax liabilities	(30,973)	(3,914)

Net deferred tax liabilities	$(25,329)	$(2,990)

Current deferred tax assets	$953	$116
Noncurrent deferred tax assets	4,691	808
Current deferred tax liabilities	(577)	—
Noncurrent deferred tax liabilities	(30,395)	(3,914)

Net deferred tax liabilities	$(25,329)	$(2,990)

The Company has performed an evaluation and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements for any year presented, nor have any changes occurred in uncertain tax positions in any year presented. The evaluation was performed for the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2012, which includes the tax years 2006 through 2011.

Note 12 – Share-Based Payment

Pursuant to its 2010 Equity Compensation Plan (the “Plan”), the Company may grant equity awards to officers, key employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. The terms of the Plan provide for the reservation of up to 1,000,000 shares of common stock for issuance under the Plan, including a maximum of 900,000 shares issued pursuant to stock options and 100,000 shares issued pursuant to restricted stock and stock appreciation rights. At September 30, 2012, Holdings had 798,192 shares available for grant under the Plan.

In connection with the Contribution, which was accounted for as a reverse acquisition by USMD into Holdings, all outstanding USMD (the accounting acquirer) historical stock options (the “Historical Options”) were replaced with options to purchase 201,808 shares of Holdings (legal acquirer) common stock (the “Replacement Options”). Holdings has accounted for the exchange of Historical Options for the Replacement Options as modifications of historical USMD option awards. In accordance with GAAP, Holdings recognizes incremental share-based payment expense as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms were modified. The Replacement Options were issued for the number of shares and at a grant date share price equivalent to the Historical Options’ original terms, as converted to Holdings’ equivalents at the same conversion ratio that USMD common stock was exchanged for Holdings stock in the Contribution. However, certain Replacement Options’ contractual and expected lives exceeded the Historical Options’ remaining lives, resulting in incremental fair value. Holdings calculated $149,000 of incremental value, which will be recognized over a term of three months, the implicit service period of the options.

The fair value of share-based payment awards on the date of grant is computed using the Black-Scholes option pricing model. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the award. As a recently formed public entity with extremely limited market-based equity transaction history, it was not practicable for the Company to estimate the volatility of its share price, therefore, volatility was estimated based on the historical and implied volatilities of a group of companies considered comparable to Holdings. Management concluded that the group is more characteristic of the Company’s business than industry indexes. An average of the group’s volatility was utilized as an estimate of the Company’s share price volatility. The expected life of awards granted represents the period of time that the awards are expected to be outstanding based on the “simplified” method, which is allowed for companies that cannot reasonably estimate the expected life of options based on its historical award exercise experience. The Company does not expect to pay dividends on its common stock. Due to the nature of the issuances, the company estimated zero option forfeitures. Share-based payment expense is recorded only for those awards that are expected to vest. Weighted-average assumptions used in the Black-Scholes model for stock options granted were as follows:

Nine Months Ended September 30, 2012
Risk-free interest rate	0.41%
Expected volatility of common stock	51.7%
Expected life of options	4.1 years
Dividend yield	0.00%

The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of exchange traded options. A summary of stock option activity for the nine months ended September 30, 2012 is as follows:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	212,217	$23.69	3.66	$188,112
USMD options exchanged in the Contribution for Holdings options	(201,808)	24.00
Granted	201,808	24.00
Exercised	—	—
Forfeited and expired	(10,410)	19.90

Outstanding as of September 30, 2012	201,807	$24.00	6.09	$178,695

Vested at September 30, 2012	144,754	$23.64	5.80	$178,695
Exercisable as of September 30, 2012	144,754	$23.64	5.80	$178,695

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2012 and 2011 was $10.12 and $7.05, respectively. To date, there have been no exercises of stock options under the Plan. The fair value of stock options vested and share-based payment expense recognized for the nine months ended September 30, 2012 and 2011, respectively, was $645,000 and $362,000, and is included in salaries, wages and employee benefits on the consolidated statements of operations.

At September 30, 2012, the Company had 57,054 unvested stock option awards with a weighted-average grant-date fair value of $11.33. At September 30, 2012, the total unrecognized fair value share-based payment related to unvested share-based payment awards was $0.7 million, which is expected to be recognized over a remaining weighted-average period of 27 months.

In addition, as additional consideration in the Contribution, on August 31, 2012, Holdings issued to Ventures options to purchase 68,983 shares of Holdings’ common stock (“Ventures Options”). The Ventures Options vested immediately and expire five years from the grant date. The weighted-average grant-date fair value of the Ventures Options was $6.96 calculated using the Black-Scholes model with a risk-free interest rate of 0.26%, expected volatility of 46.6% and a simplified expected life of 2.5 years. The $0.5 million fair value of the Ventures Options was recorded to goodwill and additional paid-in capital.

Note 14 – Fair Value Measurements

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Holdings measures its nonfinancial assets including property and equipment, goodwill, other intangible assets and investments in nonconsolidated affiliates at fair value on a nonrecurring basis and the assets are subject to fair value adjustment in certain circumstances. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets.

Fair Value of Other Financial Instruments

Other financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt. The carrying value and estimated fair value of Holdings’ other financial instruments that do not approximate fair value due to their short-term or variable-rate nature are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Subordinated notes payable	$4,469	$5,275	$731	$743
Consolidated lithotripsy entity notes payable	1,350	1,350	59	60
Capital lease obligations	936	936	1,060	1,067
Other long-term liabilities	—	—	1,335	1,335
Other note payable	201	201	—	—

Holdings determines the fair value of its long-term debt using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt. Quoted market prices are not available for Holdings’ long-term debt or other notes payable. Holdings’ consolidated lithotripsy entities enter into capital leases and term notes for equipment; borrowing rates are based on individual entity creditworthiness. At September 30, 2012, Holdings estimated current borrowing rates for the lithotripsy entity notes payable and capital leases by adjusting the discount factor of the obligations at September 30, 2012 by the variance in borrowing rates between the inception dates and balance sheet date. Management noted no significant events that would otherwise affect the borrowers’ creditworthiness. At September 30, 2012 and December 31, 2011, the carrying value of other notes payable and other long-term liabilities approximated fair value due to recent inception.

Note 15 – Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding and diluted earnings per share is based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. In accordance with reverse acquisition accounting, USMD’s weighted-average number of common shares outstanding and potentially dilutive common shares have been retroactively adjusted to reflect the legal capital of Holdings. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share and the computation of basic and diluted earnings per share attributable to Holdings (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator :
Net earnings (loss) attributable to USMD Holdings, Inc.	$(360)	$2,774	$593	$3,546

Denominator :
Weighted-average common shares outstanding	5,748	3,587	4,307	3,587
Effect of potentially dilutive securities:
Stock options	7	8	10	8

Weighted-average common shares outstanding assuming dilution	5,755	3,595	4,317	3,595

Earnings (loss) per share attributable to USMD Holdings, Inc.
Basic	$(0.06)	$0.77	$0.14	$0.99
Diluted	$(0.06)	$0.77	$0.14	$0.99

At September 30, 2012 and 2011, the computation of dilutive shares excludes 183,465 and 248,257 stock options, respectively, with a weighted-average exercise price of $24.84 per share, because the exercise price of these outstanding options was greater than the average estimated market price of Holdings’ common shares and, therefore, was anti-dilutive to the computation.

Note 16 – Private Placement Memorandum

On June 19, 2012, USMD pursuant to a private placement memorandum, offered to certain qualified investors shares of common stock of USMD. Prior to the closing of the Contribution, USMD completed the offering and issued shares of common stock in exchange for aggregate investment proceeds of $980,000 received from investors.

The proceeds of the offering provided additional working capital for the Company and increased the number of record holders of common stock of USMD.

Note 17 – Commitments and Contingencies

Financial Guarantees

As of September 30, 2012, Holdings had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, Holdings could potentially be required to make maximum aggregate payments totaling $13.7 million. The guarantees provide for recourse against the investee; however, if Holdings were required to perform under the guarantees, recovery of any amount from investees would be unlikely. The remaining terms of these guarantees range from six to 79 months. Holdings records a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. Holdings has not recorded a liability for these guarantees, as Holdings believes it is not probable that Holdings will have to perform under these agreements.

Loss Contingencies

Two of the Company’s executives were previously employed by Impel and are parties to individual Executive Change in Control Agreements (“CIC Agreements”) with Impel. The CIC Agreements provide for the payment of severance compensation to the executives if, within 24 months after a “change in control” of Impel occurs, the executive is terminated without cause or resigns for “good reason” as defined in the CIC Agreements. Holdings has assumed any obligations to these executives associated with the CIC Agreements. The closing of the Contribution constitutes a “change in control” as that term is defined in the CIC Agreements.

The Company has not recorded a liability for this matter as management believes it is not probable that the executives will be terminated without cause or will terminate for good reason and attempt to collect severance compensation under the CIC agreements. However, if the executives were to attempt to exercise their rights under the CIC agreements, and recover severance compensation, the Company could be subject to a loss ranging from zero to approximately $2.5 million.

Gain Contingency

On October 26, 2012, a subsidiary of the Company entered into a settlement agreement with an entity to which the subsidiary had provided management services under a long term contract. The entity agreed to pay the Company the sum of $650,000 to settle certain claims between the Company and the entity arising from the entity’s early termination of the contract. The settlement agreement provides that the entity will pay to the Company $100,000 by November 25, 2012 and thereafter fifty-five monthly installments of $10,000 on the first day of each of month beginning December 1, 2012. The Company has concluded that collection of the settlement amount is not reasonably assured and will therefore record the gain as other income as amounts are collected. At September 31, 2012, no amounts associated with this settlement have been received or recorded in the Company’s consolidated financial statements.

Operating Lease Commitments

The Company leases certain medical and corporate office space and medical and office equipment under non-cancellable operating lease agreements expiring at various dates through 2027. The facility leases generally include renewal options with terms to be negotiated at the time of renewal and also generally require the lessee to pay all executory costs such as maintenance and insurance. Facility leases may or may not contain provisions for future rent increases, rent free periods or periods in which rent payments are reduced (abated). Total rental payments due over the lease term are charged to rent expense using the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent in the accompanying consolidated balance sheet. In addition, facility leases may or may not include a provision for a tenant allowance to be used for build out of the leased space; the build out is managed and controlled by the lessor. Tenant allowances are credited to deferred rent and amortized as reductions to rent expense over the lease term and the related leasehold improvements are recorded and amortized over the shorter of their economic lives or the lease term.

Effective October 26, 2012, the Company amended its corporate headquarters’ lease to include in the long-term lease agreement certain space being rented conditionally and expand the total space under rent. The total commitment under the lease amendment net of rent abatement and tenant allowance is $4.6 million and the lease expires December 31, 2022. Future minimum lease commitments under operating leases are as follows and include the lease amendment entered into in October discussed above (in thousands):

	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
October - December 2012	$2,433	$(22)	$2,411
2013	9,543	(88)	9,455
2014	8,497	(90)	8,407
2015	7,952	(92)	7,860
2016	6,303	(94)	6,209
2017	5,518	(97)	5,421
Thereafter	22,587	(797)	21,790

Total	$62,833	$(1,280)	$61,553

Total rent expense under operating leases including short-term rentals was $1.5 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Litigation

The Company is from time to time subject to litigation and related claims arising in the ordinary course of business, including claims relating to patient treatment and personal injuries. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. In other cases, claims may not be covered by insurance at all. The Company maintains professional and general liability insurance through commercial insurance carriers for claims and in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope and amount of coverage in effect.

The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These determinations are updated at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that probable losses could exceed amounts already accrued, if any, and the additional loss or range of loss is estimable, management discloses the additional loss or range of loss. For matters where the Company has evaluated that a loss is not probable, but is reasonably possible, the Company will disclose an estimate of the possible loss or range of loss or make a statement that such an estimate cannot be made.

A subsidiary of the Company is currently subject to three medical malpractice lawsuits. The parties are in the early stages of discovery and the plaintiffs have not made specific demands for damages. As such, the Company is unable to estimate a range of loss. The Company is insured against such claims; however based on the facts known to date, the Company believes that any damage award related to such claims would be recoverable from its insurer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, the terms “Holdings,” the “Company,” “we,” “us” and “our” refer to USMD Holdings, Inc. and its consolidated subsidiaries (collectively, “Holdings”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains, and from time to time management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent management’s current expectations regarding future events, many of which, by their nature, are inherently uncertain and outside its control. The forward-looking statements contained in this Quarterly Report are based on information as of the date of this Quarterly Report. Many of these forward-looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on Holdings’ business, future operating results and liquidity. Whenever possible, Holdings identifies these statements by using words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, for future-tense or conditional constructions (“will,” “may,” “should,” “could,” etc.). Holdings cautions you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and Holdings actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Holdings assumes no obligation to update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law. Many factors that could cause actual results to differ from those in the forward-looking statements including, among others, those discussed under “Risk Factors,” in Holdings’ Registration Statement on Form S-4 and those described elsewhere in this Quarterly Report on Form 10-Q and from time to time in Holdings’ future reports filed with the Securities and Exchange Commission.

Executive Overview

Background

USMD Holdings, Inc., a Delaware corporation, was formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation (“USMD”), Urology Associates of North Texas, L.L.P., a Texas limited liability partnership (“UANT”), and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”). On August 19, 2010, Holdings, USMD, Ventures and UANT entered into a Contribution and Purchase Agreement (such agreement, the “Original Contribution Agreement”) pursuant to which the entities would combine into a single integrated health services company (such transaction, the “Contribution”). Immediately prior to the Contribution, a subsidiary of Ventures would merge with and into UANT, resulting in UANT becoming a wholly-owned subsidiary of Ventures, and certain of the USMD shareholders would contribute all or a portion of their shares of USMD common stock to Ventures in exchange for partnership interests in Ventures. When the Contribution is consummated, Ventures would contribute its assets, which would include its equity interests in USMD and UANT, and the remaining USMD shareholders would contribute their USMD shares, to Holdings in exchange for shares of Holdings common stock. Holdings described the Contribution in its Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2010 and declared effective by the SEC on July 25, 2011. On August 23, 2011, the shareholders of USMD and the partners of Ventures voted on and approved the Original Contribution Agreement.

Prior to the consummation of the Contribution, on December 1, 2011, Ventures and Holdings entered into a merger agreement with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”), and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel Management Services, LLC, a Texas limited liability company (“Impel”). These merger agreements provide that subsidiaries of Ventures would merge with and into each of MCNT and Impel, resulting in these businesses becoming wholly-owned subsidiaries of Ventures prior to the closing of the Contribution. As a result of these merger agreements, on February 9, 2012, Holdings, USMD, UANT and Ventures executed an amendment to the Original Contribution Agreement (the “Amendment”) to reflect, among other changes, that Ventures would contribute to Holdings, in addition to its equity interests in USMD and UANT, its equity interests in MCNT and Impel as part of the Contribution. Holdings described these transactions in a post-effective amendment to its Registration Statement on Form S-4 filed with the SEC on February 10, 2012, which was declared effective on April 30, 2012. On May 21, 2012, Ventures, Holdings, MCNT and Impel executed a corresponding amendment to the merger agreements. On May 29, 2012, USMD, Ventures, MCNT and Impel voted on and approved the Amendment. On August 31, 2012, Holdings and the other parties consummated the foregoing mergers and the Contribution.

For accounting purposes, the Contribution qualifies as a business combination and was accounted for as a reverse acquisition by USMD into Holdings, a business combination related shell company. Under reverse acquisition accounting, the financial statements are issued in the name of the legal parent (Holdings), but represent a continuation of the accounting acquirer’s (USMD) financial statements, with an adjustment to retroactively restate USMD’s legal capital to reflect the legal capital of Holdings. The assets and liabilities of USMD continue at their pre-combination carrying values. The assets and liabilities of Holdings are recorded at fair value at the acquisition date, which, for Holdings, equals their carrying values. The assets acquired and liabilities assumed from Ventures, UANT, MCNT and Impel (collectively, the “acquired entities”) are recorded at their respective fair values at the acquisition date. Holdings’ results of operations and cash flows for the nine months ended September 30, 2012 include eight months of results and cash flows of USMD and one month of results and cash flows of post-combination Holdings. Holdings’ statements of operations and cash flows for the nine months ended September 30, 2011 include the historical results and cash flows of USMD for that period.

The Business of Holdings

As of September 1, 2012, Holdings, a physician-led integrated health system, by and through its subsidiaries, provided health care services to patients in physician clinics, hospitals, medical clinics and other health care facilities, including cancer treatment centers and anatomical pathology and clinical laboratories. In addition, we provide management and operational services to hospitals, physician practices, cancer treatment centers and lithotripsy (kidney stone treatment) service providers.

A wholly-owned subsidiary of Holdings is the sole member of a Texas Certified non-Profit Healthcare Organization that owns and operates a multi-specialty physician group practice (the “TX CNHO”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, we provide management and operational services to two acute care hospitals in the Dallas-Fort Worth, Texas metropolitan area and provide management and/or operational services to ten cancer treatment centers in four states and 24 lithotripsy service providers primarily located in the South Central United States. We have ownership interests in two hospitals and 22 lithotripsy service providers and also wholly own and operate two clinical labs in the Dallas-Fort Worth, Texas metropolitan area and one anatomical pathology lab in Florida. At September 30, 2012, we employ over 240 physicians and associate practitioners with 18 different specialties.

The Contribution created an innovative physician-led integrated health system committed to maintaining the vital doctor-patient relationship that results in higher quality and more affordable patient care. Holdings’ focus and the focus of the healthcare providers of Holdings is to deliver higher quality, more convenient, cost effective health care to our patients. Our model brings primary care and specialist physicians together and places them in their proper role as leaders of healthcare delivery. This important shift brings quality and patient satisfaction back to the forefront where it belongs by making our providers responsible for patient outcomes and the overall clinical experience.

The growth and success of Holdings in the near term largely depends on our ability to successfully organize and integrate components of the businesses acquired into the new physician-led integrated health system organization, to maintain productive relationships with physicians, hospital partners and managed care payers and to effectively identify and optimize revenue and cost synergies within our physician-led integrated health system. In addition, our current and future success is dependent upon our ability to:

•	deliver a physician-led, patient-centered integrated health system experience focused on continuous improvement;

•	optimize clinical operations and exceed industry standard clinical and patient satisfaction criteria;

•	retain and recruit primary care physicians and specialists in our areas of focus and areas that expand our integrated health system offerings;

•	establish high physician satisfaction with a physician leadership structure;

•	expand service offerings and integrate those services within the physician-led integrated health system;

•	increase the number of patients served and patient encounters of Holdings and its managed entities;

•	pursue and execute targeted acquisitions of, investments in, or affiliations with complementary healthcare service providers; and

•	successfully open new facilities or expand existing facilities.

We intend to expand our business in the North Texas service area by developing or acquiring complementary physician group practices and building or acquiring ancillary healthcare service providers. In addition, we intend to expand our business in other strategic service areas by developing strategic alliances with large integrated practices. We believe that the opportunities to execute our physician-led integrated health system model and to develop or acquire targeted physician group practices and ancillary healthcare service providers will place Holdings in a position to achieve its goal of becoming a national integrated health services company.

The state of Texas has adopted a legal doctrine known as the “corporate practice of medicine,” which generally prohibits licensed physicians from entering into partnerships, employee relationships, fee-splitting, or other relationships with non-physicians where the physician’s practice of medicine is in any way directed by, or fees shared with, a non-physician. Under the Texas corporate practice of medicine doctrine, it is unlawful for any for-profit corporation to employ physicians that provide professional medical services. In accordance with the laws of the state of Texas, a subsidiary of Holdings has a long-term management contract to manage the TX CNHO, which employs or contracts with physicians to provide professional medical services to the public. Under this arrangement, our physician practice management entity performs only non-medical management, operational and administrative services, and is prohibited from offering medical services or exercising influence or control over the practice of medicine by the physicians employed by the TX CNHO. We believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we or our physician practice management subsidiary is engaged in the corporate practice of medicine or that the contractual arrangements with the TX CNHO constitute unlawful fee splitting. If we were to be found to be engaged in the corporate practice of medicine, we could be subject to penalties, the contracts could be found legally invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements with our TX CNHO or its physicians.

Industry Trends

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”) was enacted. The Healthcare Reform Law is intended to expand health insurance coverage to uninsured individuals and reform the healthcare delivery system with the objectives of improving quality and lowering the overall cost of providing healthcare. Many provisions within the Healthcare Reform Law could impact us in the future, resulting in potential variances in third-party reimbursement rates, payer mix and patient encounter volumes. Although certain provisions of the Healthcare Reform Law are currently in effect, the most impactful provisions will be implemented in future years and the details of those provisions will be shaped significantly by future interpretations of the provisions and execution of those interpretations. Moreover, the Healthcare Reform Law remains the subject of significant legislative debate, including possible amendment, modification or repeal. As a result, we cannot predict with any assurance the ultimate effect of the Healthcare Reform Law and related regulations and interpretive legislation on Holdings, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Electronic Health Records

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for incentive payments under the Medicare and Medicaid programs for certain hospitals and physicians that demonstrate meaningful use of certified electronic health record (“EHR”) technology. Physicians and other professionals may be eligible for either Medicare or Medicaid incentive payments, but not both. During the nine months ended September 30, 2012 and 2011, we did not recognize any EHR incentive income. Holdings anticipates that nearly all of its physicians will meet the criteria required to demonstrate meaningful use during the various measurement periods in 2012. In connection with the Contribution, Holdings recorded a $1.0 million other current asset for meaningful use incentive payments accrued by the acquired entities under a private company optional accounting policy. Holdings will only recognize 2012 EHR incentive income when participating physicians have met all criteria required to demonstrate meaningful use of EHR technology, which we anticipate to be December 31, 2012. We anticipate that nearly all of our physicians will participate in the meaningful use program in 2013. We have incurred and will continue to incur both capital expenditures and operating expenses in order to implement EHR technology and meet the meaningful use requirements; the timing of recognition of EHR incentive income does not correlate with those expenditures and expenses. We believe that the operational benefits of EHR technology, including anticipated improved clinical outcomes and increased operational and administrative efficiencies, will contribute to our long-term ability to grow our business and meet targeted quality objectives.

Economic Uncertainties

The United States continues to be affected by economic uncertainty resulting in unfavorable economic conditions. As a result, the number of unemployed, underemployed and uninsured workers remains significant and exposed to fluctuation. A shift in payer mix to a higher percentage of self-pay and/or government-sponsored programs would have an unfavorable impact on our net patient service revenue and net income.

Sources of Revenue

Net Patient Service Revenue

We generate net patient service revenue through the provision of healthcare services to patients and are paid for our services by managed care providers and commercial insurers, governmental agencies, such as Medicare and Medicaid, and the patients we serve. We have entered into agreements with the third-party payers under which we are paid based upon contractually defined criteria that generally result in reimbursement amounts that are less than our established billing rates; patient service revenue is recorded net of these contractual allowances and discounts. To provide for patients’ accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, net patient service revenue is reported at the net amount expected to be received.

Net patient service revenue is primarily affected by payer mix, patient encounter volume, the mix of services provided to the patients and estimated collections.

Prior to the Contribution, neither Holdings nor USMD, the historical accounting entity, had patient services revenue. Holdings’ patient service revenue before the provision for doubtful accounts by payer is summarized in the table that follows.

	Three and Nine Months Ended September 30, 2012
	Amount	Ratio of Patient Service Revenue
Medicare	$4,052	29.8%
Medicaid	92	0.7
Managed care and commerical payers	9,367	68.9
Self-pay	343	2.5

Patient service revenue before provision for doubtful accounts	13,854	102.0
Patient service revenue provision for doubtful accounts	(268)	(2.0)

Net patient service revenue	$13,586	100.0%

Management Services Revenue

We primarily generate management services revenue through services provided to USMD at Arlington and USMD at Fort Worth Management fees are based on a percentage of each hospital’s adjusted net patient service revenues, as contractually defined. Hospital net patient service revenue depends on a variety of factors, such as surgical case volume, the case mix or intensity of utilization of services and the mix of third-party payer sources. We also earn management services revenue through the provision of broad-based management and clinical services to cancer treatment centers and lithotripsy service providers. Management fees are based on defined criteria, generally a percentage of collections, and revenue is recognized as services are provided.

We provide managed entities with management, information technology, operations and revenue cycle staff, or a subset of those services, and the entities pay us for the labor costs associated with staffing these functions.

Lithotripsy Services Revenue

We recognize lithotripsy services revenue through the provision of lithotripsy services to hospitals and other healthcare entities by the lithotripsy entities Holdings consolidates. We serve as the general partner or managing member and also have an ownership interest in these consolidated entities. We typically provide these lithotripsy services to our hospital, ambulatory surgery center and physician office clients based on contracted fee-for-service arrangements.

Key Developments

•

On June 19, 2012, USMD pursuant to a private placement memorandum offered to certain qualified investors shares of common stock of USMD. Prior to the closing of the Contribution, USMD completed the offering and issued shares of common stock in exchange for aggregate investment, proceeds of $980,000 received from investors. The proceeds of the offering provided additional working capital for the Company and increased the number of record holders of common stock of USMD.

•

On August 31, 2012, in connection with the Contribution, Holdings and all of its wholly-owned subsidiaries entered into agreements with a consortium of lenders for a six month revolving credit facility of up to $10 million and term loan facilities of $21 million. On the same day, the term loan proceeds were used to pay off long-term debt and capital leases of the acquired entities and pay down a portion of USMD related party debt.

•	On August 31, 2012, in connection with the Contribution, the former owners of MCNT and UANT, all of whom are physicians entered into ten year employment agreements with the TX CNHO.

•	On August 31, 2012, Holdings became listed on the NASDAQ securities exchange under the ticker symbol “USMD.”

•	On August 31, 2012, all conditions precedent to the closing of the Contribution were met and the initial closing of the Contribution occurred.

Results of Operations

Effects of Reverse Acquisition

As a result of the August 31, 2012 Contribution, which was accounted for as a reverse acquisition by USMD into Holdings, results of operations and cash flows have limited comparability to prior periods. Holdings’ results of operations and cash flows for the nine months ended September 30, 2012 include eight months of results of operations and cash flows of USMD and one month of results of operations and cash flows of post-combination Holdings. Holdings’ statements of operations and cash flows for the nine months ended September 30, 2011 include the historical results and cash flows of USMD for that period.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table summarizes Holdings’ results of operations for the periods indicated and is used in the discussions that follow (in thousands):

	Three Months Ended September 30,				Three Months Variance
	2012		2011		2012 vs. 2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$13,586	53.1%	$—	0.0%	$13,586	100.0%
Management services revenue	6,138	24.0%	5,890	37.9%	248	4.2%
Lithotripsy revenue	5,869	22.9%	5,948	38.3%	(79)	-1.3%
Other operating revenue	—	0.0%	3,690	23.8%	(3,690)	-100.0%

Net operating revenue	25,593	100.0%	15,528	100.0%	10,065	64.8%

Operating expenses:
Salaries, wages and employee benefits	14,922	58.3%	5,454	35.1%	9,468	173.6%
Medical supplies and services expense	1,785	7.0%	90	0.6%	1,695	1883.3%
Provision for doubtful accounts	16	0.1%	(1)	0.0%	17	-1700.0%
Other operating expenses	5,997	23.4%	1,903	12.3%	4,094	215.1%
Depreciation and amortization	797	3.1%	205	1.3%	592	288.8%

	23,517	91.9%	7,651	49.3%	15,866	207.4%

Income from operations	2,076	8.1%	7,877	50.7%	(5,801)	-73.6%
Other income (expense), net	602	2.4%	200	1.3%	402	201.0%

Income before (provision) benefit for income taxes	2,678	10.5%	8,077	52.0%	(5,399)	-66.8%
(Provision) benefit for income taxes	145	0.6%	(1,587)	-10.2%	1,732	-109.1%

Net income	2,823	11.0%	6,490	41.8%	(3,667)	-56.5%
Less: net income attributable to noncontrolling interests	(3,183)	-12.4%	(3,716)	-23.9%	533	-14.3%

Net income (loss) attributable to USMD	$(360)	-1.4%	$2,774	17.9%	$(3,134)	-113.0%

Revenues

Net operating revenue increased 64.8% to $25.6 million for the three months ended September 30, 2012, from $15.5 million for the same period in 2011, due primarily to increases in net patient services revenue related to the Contribution offset by a $3.7 million decline in other operating revenue.

Management services revenue includes revenue earned through the provision of management and staffing services to USMD’s managed entities and increased 4.2% to $6.1 million for the three months ended September 30, 2012 from $5.9 million for the same period in 2011. The Contribution resulted in a $0.7 million increase while USMD Hospital Division management services revenue increased $0.1 million as a result of inflation adjustments to the reimbursable management costs associated with the two managed hospitals. The USMD CTC Division management services revenue decreased $0.5 million. The decrease in the USMD CTC Division coincides with a 21.6% decline in treatments for the three months ended September 30, 2012 compared to the same period in 2011.

Other operating revenue for the three months ended September 30, 2011 includes a $3.7 million gain on early termination of USMD CTC Division’s management contract by Willowbrook Cancer Treatment Center, LLC (“Willowbrook”).

Operating Expenses

Salaries, wages and employee benefits increased 173.6% to $14.9 million for the three months ended September 30, 2012 from $5.5 million for the same period in 2011. The increase is primarily due to a $9.8 million increase related to the business combination and a $0.3 million increase related to the expansion of centralized financial reporting staff and other departments at the corporate offices offset by a $0.3 million decrease in share-based payment expense and a $0.4 million decrease in 2012 variable bonuses accrued.

Medical supplies and services expense increased due to the Contribution.

Other operating expenses consist primarily of professional fees, purchased services, facilities expense, travel expense and other expense. Other operating expenses increased 215.1% to $6.0 million for the three months ended September 30, 2012 from $1.9 million for the same period in 2011 primarily due to a $4.4 million increase related to the business combination offset by a $0.3 million decrease in purchased services related to the filing of the Registration Statement on Form S-4 in 2011.

Depreciation and amortization expense increased due to the Contribution.

Other Income (Expense)

Other income increased 201.0% to $0.6 million for the three months ended September 30, 2012 from $0.2 million for the same period in 2011 as equity in income of nonconsolidated affiliates increased $0.3 million primarily from the USMD Hospital Division. There was also a $0.1 million increase related to the Contribution.

The income tax provision decreased $1.7 million to a $0.1 million benefit for the three months ended September 30, 2012, from $1.6 million for the same period in 2011. USMD’s effective tax rates were (5.4%) and 19.6% for the three months ended September 30, 2012 and 2011, respectively.

Net income attributable to noncontrolling interests decreased 14.3% to $3.2 million for the three months ended September 30, 2012, from $3.7 million for the same period in 2011, due to a $0.3 million decrease in net income of the consolidated lithotripsy entities and a $0.2 million decrease related to the Contribution.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table summarizes Holdings results of operations for the periods indicated and is used in the discussions that follow (in thousands):

	Nine Months Ended September 30,				Nine Months Variance
	2012		2011		2012 vs. 2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$13,586	28.1%	$—	0.0%	$13,586	100.0%
Management services revenue	17,845	36.9%	17,594	46.5%	251	1.4%
Lithotripsy revenue	16,869	34.9%	16,519	43.7%	350	2.1%
Other operating revenue	—	0.0%	3,690	9.8%	(3,690)	-100.0%

Net operating revenue	48,300	100.0%	37,803	100.0%	10,497	27.8%

Operating expenses:
Salaries, wages and employee benefits	25,643	53.1%	15,143	40.1%	10,500	69.3%
Medical supplies and services expense	1,981	4.1%	290	0.8%	1,691	583.1%
Provision for doubtful accounts	88	0.2%	28	0.1%	60	214.3%
Other operating expenses	10,191	21.1%	6,348	16.8%	3,843	60.5%
Depreciation and amortization	1,334	2.8%	715	1.9%	619	86.6%

	39,237	81.2%	22,524	59.6%	16,713	74.2%

Income from operations	9,063	18.8%	15,279	40.4%	(6,216)	-40.7%
Other income (expense), net	1,076	2.2%	718	1.9%	358	49.9%

Income before provision for income taxes	10,139	21.0%	15,997	42.3%	(5,858)	-36.6%
Provision for income taxes	(375)	-0.8%	(2,411)	-6.4%	2,036	-84.4%

Net income	9,764	20.2%	13,586	35.9%	(3,822)	-28.1%
Less: net income attributable to noncontrolling interests	(9,171)	-19.0%	(10,040)	-26.6%	869	-8.7%

Net income attributable to USMD	$593	1.2%	$3,546	9.4%	$(2,953)	-83.3%

Revenues

        Net operating revenue increased 27.8% to $48.3 million for the nine months ended September 30, 2012, as compared to the same period in 2011, due primarily to increases in net patient services revenue related to the Contribution offset by a $3.7 million decline in other operating revenue.

Management services revenue includes revenue earned through the provision of management and staffing services to Holdings’ managed entities and increased 1.4% to $17.8 million for the nine months ended September 30, 2012 from $17.6 million for the same period in 2011. The Contribution resulted in a $0.7 million increase while USMD Hospital Division management services revenue increased $0.5 million as a result of inflation adjustments to the reimbursable management costs associated with the two managed hospitals. The USMD CTC Division management services revenue decreased $0.9 million. The decrease in the USMD CTC Division coincides with a 8.0% decline in treatments for the nine months ended September 30, 2012 compared to the same period in 2011.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which increased 2.1%, or $0.4 million, to $16.9 million for the nine months ended September 30, 2012 from $16.5 million for the same period in 2011. This increase in revenue coincides with the lithotripsy entity case count increase of 2.4% as compared to the same period in 2011.

Other operating revenue for the nine months ended September 30, 2011 includes a $3.7 million gain on early termination of USMD CTC Division’s management contract by Willowbrook.

Operating Expenses

Salaries, wages and employee benefits increased 69.3% to $25.6 million for the nine months ended September 30, 2012 from $15.1million for the same period in 2011 due primarily to a $9.8 million increase related to the Contribution. The remaining $0.7 million increase is due to a $0.4 million increase related to the expansion of centralized financial reporting staff and other departments at the corporate offices and a $0.3 million increase in employee health benefits.

Medical supplies and services expense increased due to the Contribution.

Provision for doubtful accounts increased due to the Contribution.

Other operating expenses consist primarily of professional fees, purchased services, facilities expense, travel expense and other expense. Other operating expenses increased $3.8 million to $10.2 million for the nine months ended September 30, 2012 from $6.3 million for the same period in 2011 primarily due to a $4.4 million increase related to the Contribution offset by a $1.0 million decrease in professional fees related to the filing of the Registration Statement on Form S-4 in 2011, a $0.2 million increase in other expenses and a $0.2 increase in facilities expenses

Depreciation and amortization expense increased due to the Contribution.

Other Income (Expense)

Other income increased 49.9% to $1.1 million for the nine months ended September 30, 2012 from $0.7 million for the same period in 2011. Equity in income of nonconsolidated affiliates increased $0.2 million, primarily from the USMD Hospital Division, offset by a $0.1 million decrease in impairment charges primarily related to a partial recovery of an investment. There was also a $0.1 million increase related to the Contribution.

The income tax provision decreased $2.0 million to $0.4 million for the nine months ended September 30, 2012, from $2.4 million for the same period in 2011. Holdings effective tax rates were 3.6% and 15.0% for the nine months ended September 30, 2012 and 2011, respectively.

Net income attributable to noncontrolling interests decreased $0.9 million to $9.1 million for the nine months ended September 30, 2012, from $10.0 million for the same period in 2011 due to a $0.7 decrease related to a decline in net income of the consolidated lithotripsy entities and $0.2 decrease related to the Contribution.

Liquidity and Capital Resources of Holdings

The following table summarizes Holdings cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Nine Months Ended September 30,		Nine Months Variance
	2012	2011	2012 vs. 2011
Cash flows from operating activities:
Net income	$9,764	$13,586	$(3,822)
Net income to net cash reconciliation adjustments	1,148	128	1,020
Change in operating assets and liabilities	(7,903)	1,049	(8,952)

Net cash provided by operating activities	3,009	14,763	(11,754)

Cash flows from investing activities:
Cash acquired in business combination	6,967	—	6,967
Capital expenditures	(887)	(174)	(713)
Investments in nonconsolidated affiliates	—	(340)	340
Proceeds from sale of life insurance policies	3,184	—	3,184
Increase in cash due to consolidation of investment	52	—	52

Net cash provided by (used) in investing activities	9,316	(514)	9,830

Cash flows from financing activities:
Proceeds from debt	21,124	—	21,124
Repayments of long-term debt and capital lease obligations	(22,539)	(685)	(21,854)
Restricted Cash	(5,000)	—	(5,000)
Issuance of common stock	980	—	980
Distributions to noncontrolling interests, net of contributions	(9,011)	(9,586)	575

Net cash used in financing activities	(14,446)	(10,271)	(4,175)

Net (decrease) increase in cash and cash equivalents	(2,121)	3,978	(6,099)
Cash and cash equivalents at beginning of year	10,822	7,477	3,345

Cash and cash equivalents at end of period	$8,701	$11,455	$(2,754)

Net cash provided by operating activities decreased $11.7 million for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to a $10.7 million decrease in cash flow from working capital accounts. This decrease relates to the September payment of liabilities assumed in the Contribution and a delay in Medicare reimbursement of accounts receivable acquired in the Contribution.

Net cash provided by investing activities increased $9.8 million primarily due to a $7.0 million increase in cash acquired in business combination and $3.2 million in cash received due to proceeds from the sale of life insurance policies that were used to satisfy the liabilities of the deferred compensation plan.

Net cash used in financing activities decreased $4.2 million for the nine months ended September 30, 2012 as compared to the same period in 2011. Proceeds from debt of $21.1 million and repayment of long-term debt and capital lease obligations of $21.0 million are the result of the Contribution. An additional $5.0 million decrease is related to restricted cash deposited in a collateral account as a condition of borrowings under the Credit Agreement. These declines were offset by a $1.0 million increase as a result of issuance of common stock and a $0.6 increase in cash flow as a result of reductions in distribution to noncontrolling interests in connection with the Contribution.

Capital Resources and Debt Obligations

Credit Agreement

On August 31, 2012, in connection with the Contribution, Holdings entered into a Credit Agreement (“Credit Agreement”) among Holdings and its subsidiaries, (collectively “Borrowers”), JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. The Credit Agreement provides for a Term Loan Credit Facility (“Term Loans”) in an aggregate principal amount of $21.0 million and a Revolving Credit Facility (“Revolver”) in an aggregate principal amount of $10.0 million. Proceeds from borrowings under the Term Loans were used to repay existing debt of the acquired entities and for related transaction fees and expenses of the Contribution. Proceeds from borrowings under the Revolver are available solely to finance working capital of the Borrowers. Holdings has not borrowed any proceeds under the Revolver.

The obligations under the Credit Agreement are secured pursuant to a guarantee and collateral agreement dated as of August 31, 2012, made by the Borrowers (as defined therein) in favor of the Administrative Agent, by substantially all the tangible and intangible assets of the Borrowers to the extent permitted by applicable law and subject to certain exceptions.

The Credit Agreement contains a number of covenants that, among other things, will limit or restrict the ability of Holdings and its subsidiaries to dispose of assets, incur additional indebtedness, make dividends and other restrictive payments, create liens securing other indebtedness and enter into restrictive agreements.

In addition, commencing with the fiscal quarter ending on December 31, 2012, the Holdings will be subject to a financial covenant that requires the it to maintain a fixed charge coverage ratio greater than or equal to 1.50:1.00 for any period of four consecutive fiscal quarters. However, for the fiscal quarters ending on December 31, 2012, March 31, 2013 and June 30, 2013, the fixed charge coverage ratio shall be determined for the period commencing on October 1, 2012 and ending on the last day of such fiscal quarter. The Company also has a covenant for the month ending September 30, 2012 prohibiting a net loss greater than $1.0 million.

The Term Loans consist of the Tranche A Term Loan with an aggregate principal amount of $12.5 million, the Tranche B Term Loan with an aggregate principal amount of $3.5 million, and the Tranche C Term Loan with an aggregate principal amount of $5.0 million. Interest on the Term Loans is due monthly.

The Tranche A Term Loan accrues interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00% and matures on August 31, 2017. Scheduled quarterly principal payments of $625,000 begin on December 31, 2012. The Tranche B Term Loan accrues interest at the 30 day LIBOR rate plus a margin of 3.50% and matures on August 31, 2014. Scheduled quarterly principal payments of $437,500 begin on December 31, 2012. The Tranche C Term Loan accrues interest at the 30 day LIBOR rate plus a margin of 1.25% and matures on August 31, 2017. The outstanding principal balance and any unpaid interest will be due upon the Tranche C Term Loan maturity date.

At the Company’s election, the interest rates applicable to the Revolver under the Credit Agreement will be based on (1) the Administrative Agent Prime Rate plus a margin of 0.50% or (2) 30 day LIBOR rate plus a margin of 3.00%. The Revolver terminates on February 28, 2013. An unused commitment fee is payable on the undrawn portion of the Revolver at a rate of 0.25% per annum.

We are dependent upon cash flows from operations and financing activities to fund our principal capital requirements for net working capital, physician practice acquisitions and integration expenses specific to business combination activities. Our cash flows from operations are affected by the following recent developments:

•

Anticipated Medicare reimbursement reductions are expected to adversely affect pathology revenues and radiation therapy revenues. Radiation therapy revenues are projected to decrease 7% from current Medicare fee schedules. Pathology revenue reductions are specific to certain reimbursement codes and are expected to result in significant reductions in overall pathology reimbursement.

•

Government and commercial payments for patient services account for a significant amount of cash from operations and from partnership distributions. We have physician compensation agreements that adjust compensation commensurate with payer reimbursement reductions.

•

Medicare accounts receivable balances increased approximately $2.5 million in September due to delays in billing and collecting as a result of the acquisition of providers and the integration of their businesses. The reason for these delays has been eliminated, and we expect to collect the majority of the $2.5 million in the fourth quarter of 2012.

•	Integration of two physician practice billing systems into an enterprise practice management system will cost approximately $0.5 million for software, hardware and implementation services.

•

Corporate support expenses increased approximately $0.3 million per year due to expansion of corporate office lease space. We expect to experience cost synergies upon the consolidation of three management locations during 2013 and 2014.

We believe that available borrowings under our Revolver, together with our cash flows from operations and distributions from our subsidiaries and the entities they own and manage, will be sufficient to fund current operating cash flow requirements and debt service. The business combination of three management platforms creates an opportunity for cost synergies in both physician practice and corporate support operations. Our unrestricted cash balance is $8.7 million and the current portion of long term debt is $5.5 million as of September 30, 2012. The Revolver provides $10.0 million of available financing until February 28, 2013.

Long–term debt and capital lease obligations consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Holdings
Subordinated notes payable	$4,469	$7,989
Credit Agreement term debt	21,000	—
Other note payable	201	—

	25,670	7,989
Consolidated lithotripsy entities
Notes payable	1,350	155
Capital lease obligations	936	1,060

	2,286	1,215

Total long-term debt and capital lease obligations	27,956	9,204
Less: current portion	(5,528)	(1,594)

Long-term debt and capital lease obligations, less current portion	$22,428	$7,610

The lithotripsy entities’ notes payable have certain debt covenant requirements. Events beyond the entities’ control can affect their ability to meet covenant requirements and a breach of any of these covenants could result in a default of the note(s) payable. Upon the occurrence of an event of default, amounts outstanding under those notes payable may become due and payable. As of September 30, 2012, the lithotripsy entities were in compliance with their contractually required debt covenants.

Maturities of USMD long-term debt and future minimum capital lease payments are as follows at September 30, 2012 (in thousands):

	Long-Term Debt	Capital Leases	Total
September 2012 through December 2012	$1,296	$89	$1,385

Year Ending December 31,
2013	5,234	288	5,522
2014	4,884	282	5,166
2015	3,507	270	3,777
2016	3,491	7	3,498
2017	7,854	—	7,854
Thereafter	754	—	754

Total	$27,020	$936	$27,956

Critical Accounting Policies of Holdings

Holdings discusses its significant accounting policies in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form10-Q. Those significant accounting policies that Holdings considers to be the most critical to aid in fully understanding and evaluating reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Holdings’ Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” in its Annual Report on Form 10-K filed with the SEC and in Supplemental USMD Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Supplemental Critical Accounting Policies and Estimates of USMD” included in Holdings’ Annual Report on Form 10-K filed with the SEC.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q regarding the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.

Item 4.	Controls and Procedures.

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

Internal Control over Financial Reporting

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

The SEC’s rules permit the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, we completed a multi-entity business combination on August 31, 2012. The acquisitions increase our total assets by a factor of over five and had a material impact on internal control over financial reporting. Management’s assessment and conclusion on the effectiveness of Holding’s disclosure controls and procedures as of September 30, 2012 excludes an assessment of the internal control over financial reporting of the acquired entities and their related processes.

We are in the process of integrating the acquired entities’ operations including internal controls and processes. We are in the process of extending to the acquired entities and their processes our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act.

Except for changes associated with the Contribution, there have been no significant changes in Holdings’ internal controls over financial reporting (as defined by applicable SEC rules) during the period covered by this report that have materially affected or are reasonably likely to materially affect Holdings’ internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is from time to time subject to litigation, and related claims and arbitration matters arising in the ordinary course of business, including claims relating to patient treatment and personal injuries. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. In other cases, claims may not be covered by insurance at all. The Company maintains professional and general liability insurance through commercial insurance carriers for claims and in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope and amount of coverage in effect.

The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These determinations are updated at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that probable losses could exceed amounts already accrued, if any, and the additional loss or range of loss is estimable, management discloses the additional loss or range of loss. For matters where the Company has evaluated that a loss is not probable, but is reasonably possible, the Company will disclose an estimate of the possible loss or range of loss or make a statement that such an estimate cannot be made.

A subsidiary of the Company is currently subject to three medical malpractice lawsuits. The parties are in the early stages of discovery and the plaintiffs have not made specific demands for damages. As such, the Company is unable to estimate a range of loss. The Company is insured against such claims; however based on the facts known to date, the Company believes that any damage award related to such claims would be recoverable froms its insurer.

Item 2.	Unregistered Sales of Equity Securities

In July 2011, Holdings initiated an employee stock grant program in accordance with the Holdings’ 2010 Equity Compensation Plan. Under this stock grant program, on September 2, 2011, Holdings awarded an aggregate of 38,900 restricted shares of its common stock to 389 employees of USMD and UANT. The share were subject to certain restrictions, including that the employee remain employed with the Company through the date of the Contribution. On August 31, 2012, the date the Contribution was consummated, 335 employees received an aggregate 33,500 shares of Holdings common stock. These shares are no longer subject to restrictions and are freely tradeable. The shares were granted in consideration of services provided by such employees, and were valued above the market value of such shares on the date of grant. The offer and sale of such shares of Holdings’ common stock were effected in reliance on the exemption for offers and sales of securities pursuant to certain compensatory benefit plans, as set forth in Rule 701 promulgated under the Securities Act of 1933.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Credit Agreement dated as of August 31, 2012 by and among Registrant, the lenders from time to time party thereto and J.P. Morgan Chase Bank, N.A. as Administrative Agent

10.2	Form of Severance Agreement for Christopher Dunleavy (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed on October 9, 2012)

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

31.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Christopher Dunleavy
Christopher Dunleavy, Chief Financial Officer
(On behalf of registrant and as Principal Financial Officer)

Date: November 14, 2012