Form 10-K
period 2012-12-31
USMD Holdings, Inc.
filed 2013-04-01
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35639

USMD Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2866866
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6333 North State Highway 161, Suite 200 Irving, Texas	75038
(Address of principal executive offices)	(Zip code)

(214) 493-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2012 was zero; 34,800 shares of common stock were held by non-affiliates. For the purpose of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2012 have been deemed affiliates.

As of March 20, 2013, there were 10,080,511 shares of the registrant’s common stock, par value $0.01 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2012.

USMD HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and from time to time management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent management’s current expectations regarding future events, many of which, by their nature, are inherently uncertain and outside of its control. The forward-looking statements contained in this Annual Report are based on information as of the date of this Annual Report. Many of these forward-looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. Whenever possible, we identify these statements by using words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, for future-tense or conditional constructions (“will,” “may,” “should,” “could,” etc.). We caution you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and our actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law. Many factors that could cause actual results to differ from those in the forward-looking statements including, among others, those discussed under “Risk Factors,” in our Registration Statement on Form S-4 and those described elsewhere in this Annual Report and from time to time in future reports that we file with the Securities and Exchange Commission.

PART I

Item 1.	Business

As used in this Annual Report on Form 10-K, the terms “Holdings,” the “Company,” “we,” “us” and “our” refer to USMD Holdings, Inc. and its consolidated subsidiaries (collectively, “Holdings”), unless otherwise stated or indicated by context.

Background

USMD Holdings, Inc., a Delaware corporation, was formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation (“USMD”), Urology Associates of North Texas, L.L.P., a Texas limited liability partnership (“UANT”), and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”). On August 19, 2010, Holdings, USMD, Ventures and UANT entered into a Contribution and Purchase Agreement (such agreement, the “Original Contribution Agreement”) pursuant to which the entities would combine into a single integrated health services company (such transaction, the “Contribution”). Immediately prior to the Contribution, a subsidiary of Ventures would merge into UANT, resulting in UANT’s becoming a wholly owned subsidiary of Ventures, and certain of the USMD shareholders would contribute all or a portion of their shares of USMD common stock to Ventures in exchange for partnership interests in Ventures. When the Contribution was consummated, Ventures would contribute its assets, which would include its equity interests in USMD and UANT, and the remaining USMD shareholders would contribute their USMD shares, to Holdings in exchange for shares of Holdings common stock. Holdings described the Contribution in its Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2010 and declared effective by the SEC on July 25, 2011. On August 23, 2011, the shareholders of USMD and the partners of Ventures voted on and approved the Original Contribution Agreement.

Prior to the consummation of the Contribution, on December 1, 2011, Ventures and Holdings entered into a merger agreement with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”), and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel Management Services, L.L.C., a Texas limited liability company (“Impel”). These merger agreements provided that subsidiaries of Ventures would merge into each of MCNT and Impel, resulting in these businesses becoming wholly owned subsidiaries of Ventures prior to the closing of the Contribution. As a result of these merger agreements, on February 9, 2012, Holdings, USMD, UANT and Ventures executed an amendment to the Original Contribution Agreement (the “Amendment”) to reflect, among other changes, that Ventures would contribute to Holdings, in addition to its equity interests in USMD and UANT, its equity interests in MCNT and Impel as part of the Contribution. Holdings described these transactions in a post-effective amendment to its Registration Statement on Form S-4 filed with the SEC on February 10, 2012, which was declared effective on April 30, 2012. On May 21, 2012, Ventures, Holdings, MCNT and Impel executed corresponding amendments to the merger agreements. On May 29, 2012, the equity holders of USMD, Ventures, MCNT and Impel voted on and approved the Amendment. On August 31, 2012, Holdings and the other parties consummated the Contribution, inclusive of the mergers.

For accounting purposes, the Contribution qualifies as a business combination and was accounted for as a reverse acquisition by USMD into Holdings, previously a business combination related shell company. Under reverse acquisition accounting, the financial statements are issued in the name of the legal parent (Holdings), but represent a continuation of the accounting acquirer’s (USMD) financial statements, with an adjustment to retroactively restate USMD’s legal capital to reflect the legal capital of Holdings. The assets and liabilities of USMD continue at their pre-Contribution carrying values. The assets and liabilities of Holdings are recorded at fair value at the acquisition date, which, for Holdings, equals their carrying values. The assets acquired and liabilities assumed from Ventures, UANT, MCNT and Impel (collectively, the “acquired businesses”) are recorded at their respective fair values at the acquisition date. Holdings’ results of operations and cash flows for the year ended December 31, 2012 include eight months of results of operations, comprehensive income and cash flows of pre-Contribution USMD and four months of results of operations and cash flows of post-Contribution Holdings. Holdings’ statements of operations and cash flows for the year ended December 31, 2011 include the historical results and cash flows of USMD for that period.

The Business of Holdings

The Contribution created an innovative physician-led integrated health system committed to maintaining the vital doctor-patient relationship that we believe results in higher quality and more affordable patient care. Our focus and the focus of our healthcare providers is to deliver higher quality, more convenient, cost effective health care to our patients. We believe our model brings primary care and specialist physicians together and places them in their proper role as leaders of health care delivery, and that this important shift brings quality and patient satisfaction back to the forefront where it belongs by making our providers responsible for patient outcomes and the overall clinical experience.

        As of September 1, 2012, Holdings, an early-stage physician-led integrated health system, through its subsidiaries and affiliates, provides health care services to patients and management and operational services to healthcare providers. We operate in one integrated health system segment. We provide health care services to patients in physician clinics, hospitals, medical clinics and other health care facilities, including cancer treatment centers and anatomical pathology and clinical laboratories. In addition, we provide management and operational services to short stay hospitals, physician practices, cancer treatment centers and lithotripsy (kidney stone treatment) service providers. A wholly owned subsidiary of Holdings is the sole member of a Texas Certified Non-Profit Healthcare Organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, we provide management and operational services to two short stay hospitals (in Arlington, Texas and Fort Worth, Texas) and provide management and/or operational services to ten cancer treatment centers in four states and 22 lithotripsy service providers primarily located in the South Central United States.

Where we provide management or operational services, we generally have an ownership interest in the healthcare provider entity being managed. Of the managed entities identified above, we have an ownership interest in both hospitals and in 21 lithotripsy service providers, and we wholly own one cancer treatment center and one lithotripsy service provider. In addition, we wholly own two clinical laboratories in the Dallas-Fort Worth, Texas metropolitan area and one anatomical pathology laboratory. The pathology laboratory is moving from Florida to the Dallas-Fort Worth, Texas area during March 2013. At December 31, 2012, we employ over 200 physicians and 40 associate practitioners with Family Medicine, Internal Medicine, OB/GYN, Pediatrics and 13 other medical specialties.

USMD Physician Services forms the core of the physician-led integrated health system based on a physician-centric approach to managing an individual’s health and associated healthcare. Our primary care physicians employ the principles of patient centered medical home, value based care and population management. The primary care physician group practice was one of the first in North Texas to achieve National Committee for Quality Assurance (“NCQA”) Level III recognition in

Patient Centered Medical Home and also achieved the Physician Diabetes Recognition Program (“DPRP”) and Heart Stroke recognition by the NCQA. The group has employed electronic health record technology since 2000 and continues to utilize software, including data analysis tools, to better manage patient health. Physicians and patients benefit from collaborative, coordinated care within our system, which includes primary care and specialty physicians, short stay hospitals and ancillary services. We provide care in numerous specialties including urological care in ten urological centers of excellence. We believe our management and operational service offerings enable our physicians and clinicians to focus on patient care by reducing operational distractions. In addition, we provide broad ancillary services through our affiliated short stay hospitals and our cancer treatments centers, laboratories and lithotripsy service providers. We believe these integrated ancillary services increase the physician’s ability to manage patient care efficiently.

The growth and success of Holdings in the near term largely depends on our ability to organize and successfully integrate components of the businesses acquired into the new physician-led integrated health system organization, to maintain productive relationships with physicians, hospital partners and managed care payers and to identify and optimize revenue and cost synergies effectively within our physician-led integrated health system. In addition, our current and future success is dependent upon our ability to:

•	deliver a physician-led, patient centered integrated health system experience focused on continuous improvement;

•	optimize and standardize clinical operations and exceed industry standard clinical and patient satisfaction criteria;

•	retain and recruit primary care physicians and specialists in our areas of focus and areas that expand our integrated health system offerings;

•	expand service offerings and integrate those services into the physician-led integrated health system;

•	increase the number of patients served and patient encounters of Holdings and its managed entities;

•	pursue and execute targeted acquisitions of, investments in, or affiliations with complementary healthcare service providers;

•	establish high physician satisfaction with a physician leadership structure; and

•	successfully open new facilities and/or expand existing facilities.

We intend to expand our business in the North Texas service area by developing or acquiring complementary physician group practices and building or acquiring ancillary healthcare service providers. We also intend to expand our business in other strategic service areas by developing strategic alliances with large integrated practices. We believe that developing or acquiring targeted physician group practices and ancillary healthcare service providers will permit us to pursue more innovative compensation arrangements with health care consumers, such as risk contracting, and will place us in a position to achieve our goal of becoming a national fully integrated health services company. Risk contracting, or full risk capitation, refers to a model where we would receive from the third party payer a defined amount per person in a population (a full dollar premium) in order to manage the healthcare of that population; in such a model, we would then be responsible for all cost of care of the population. This differs from the fee-for-service model we currently participate in where we are paid based on specific services performed.

Competitive Environment

Our healthcare facilities operate in very competitive environments and we compete for patients with other integrated health systems, physician practices, hospitals, outpatient surgery centers, diagnostic facilities and other free-standing facilities. Many of these competitors have greater resources than we do, may be better equipped than we are and may offer a broader range of services than we do. Our competitors are often national or regional in scope. We offer a patient centered model directed by physicians. We believe that physicians can define the most effective treatment plan for patients, and when unencumbered by the incentives of the fee-for-service system, doctors can best define those service requirements that will contribute to the patient’s full recovery.

We face competition attracting and retaining health care professionals, including physicians, nurses and other medical support personnel. In recent years, there has been a general shortage of these skilled professionals, particularly primary care physicians and nurses. Hospital systems specifically have increased recruitment of physician practices. Our future success will depend upon our ability to attract and retain physicians, both primary care and specialists. We believe we offer a compelling model for physicians because physicians manage our system. Physicians report to other physicians and care is coordinated by physicians. A highly competent and professional team manages the operation that supports our physicians, but those professionals report to physician leadership. We believe the physician-led, professionally managed, and quality oriented environment at Holdings represents a significant advantage for recruiting and retaining our physicians.

Our competitiveness depends on our physician groups obtaining and maintaining contracts with managed care organizations. We are working with several managed care organizations on initiatives to implement professional capitation in the short term, as well as long term initiatives geared toward full risk capitation. We believe advancing full risk contracts will strengthen Holdings and advance our vision of a fully integrated healthcare system.

Sources of Revenue

– Net Patient Service Revenue

We generate net patient service revenue through the provision of healthcare services to patients at our physician clinics, cancer treatment center, imaging centers and diagnostic laboratories. We record patient service revenue during the period healthcare services are provided and are paid for our services by managed care providers and commercial insurers, governmental agencies, such as Medicare and Medicaid, and the patients we serve. We have entered into agreements with the third-party payers under which we are paid based upon contractually defined criteria that generally result in reimbursement amounts that are less than our established billing rates; patient service revenue is recorded net of these contractual allowances and discounts. To provide for patients’ accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, net patient service revenue is reported at the net amount expected to be received. Net patient service revenue is primarily affected by payer mix, patient encounter volume, the mix of services provided to the patients and estimated collections.

Prior to the Contribution, neither Holdings nor USMD, the historical accounting entity, had patient services revenue. Our patient service revenue before the provision for doubtful accounts by payer is summarized in the table that follows:

	Year Ended December 31, 2012
	Amount	Ratio of Net Patient Service Revenue
Medicare	$17,476	29.1%
Medicaid	388	0.6
Managed care and commercial payers	41,689	69.4
Self-pay	1,412	2.4

Patient service revenue before provision for doubtful accounts	60,965	101.5
Patient service revenue provision for doubtful accounts	(889)	(1.5)

Net patient service revenue	$60,076	100.0%

We derive a significant portion of our revenues from managed care and commercial payers and Medicare, all of whom receive discounts from our customary charges. We estimate discounts off our customary charges at the point the charges are captured concurrent with the date of service to derive net realizable revenue. Discounts off customary charges result from the reduction of our customary charges to prospectively established fee schedule amounts and other contract provisions. The estimates of contractual allowances on charges posted for the period involve payer-specific estimates of net revenue based on the most significant contractual reimbursement methodologies such as percent of charges, fixed fee schedules and multi-procedure discounting. However the calculations do not take into consideration all contract provisions that may limit reimbursement, but provide an estimate of net realizable value. Revenue is adjusted to actual when the parties (insurer and patient/guarantor) obligated under the contract have tendered payment on the claim. Historically, these payment adjustments have not been material. As we execute our strategic plan and expand our services and the number of patients we serve, the above ratios are likely to vary significantly.

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. We believe that we are in compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

Managed Care and Other Commercial Insurers

Managed care providers, including health maintenance organizations, preferred provider organizations, other private insurance companies and employers, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To attract additional volume, our physicians and facilities enter into contractual arrangements with managed care providers and other commercial insurers that give the managed care organization the ability to market access to our physicians and facilities. Under these arrangements, we are paid generally based upon fixed fees or modified fixed fees that may vary based on the basket of services provided during the patient encounter. Reimbursement is less than our customary charges. These arrangements generally have a fixed (initial) term and renewal provisions and often limit our ability to increase reimbursement in response to increasing costs during the contract term. Our managed care contracts are subject to periodic renewal ranging from one to three years. The vast majority of our contracts are tied to annual Medicare updates as the mechanism for rate changes during the contract term. Reimbursement rates under these arrangements are contractually pegged to Federal Medicare Program annual rate changes; unfavorable adjustments to the Medicare Program reimbursement rates will similarly affect our reimbursement rates under these arrangements. We could potentially negotiate modifications to current contracts in order to improve reimbursement rates, but with no guarantee of success.

Patients who are members of managed care plans are not required to pay us for their healthcare services except for coinsurance and deductible portions of their plan coverage calculated after managed care discounts have been applied. While the majority of our patient service revenues are generated from patients covered by managed care plans, the percentage may decrease in the future due to increased Medicare and Medicaid utilization associated with the aging U.S. population and as more uninsured Americans become covered under the Healthcare Reform Law.

Medicare Physician Reimbursement

        Physician services are reimbursed under the Medicare physician fee schedule (“PFS”) system, under which the Centers for Medicare and Medicaid Services (“CMS”) have assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are modified by a geographic adjustment factor to account for local practice costs, and then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented as mandated by statute, would result in significant reductions to payments under the PFS. Since 2003, the U.S. Congress has passed multiple legislative acts delaying application of the SGR to the PFS. The negative update of 27% for the 2013 Medicare Physician Fee Schedule was scheduled to take effect on January 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which prevented the scheduled payment cut for physicians and other practitioners who treat Medicare patients. The new law provides for a zero percent update for such services through December 31, 2013. This provision fixes the SGR through the end of 2013. We cannot predict whether Congress will enact similar legislation for 2014 and beyond and, if it does, the impact this may have on our Medicare revenues as well as commercial payer contracts that are pegged to these rate changes.

Effective March 1, 2013, certain mandatory federal government spending cuts, known as sequestration, went into effect. Included in the cuts is an estimated two percent reduction in Medicare payments to physicians to take effect April 1, 2013. It is not clear specifically to which payments the cut will be applied; as such, we are unable to determine how the cuts will affect us.

Medicaid

Medicaid programs are funded jointly by the federal government and individual states and are administered by states under approved plans. Most state Medicaid program payments are made under a prospective payment system or are based on negotiated payment levels. Medicaid reimbursement is less than Medicare reimbursement for the same services and is often less than the cost of services provided. Many states have recently reduced or are currently considering legislation to reduce the level of Medicaid funding (including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement.

As a result of recent actions or proposed actions in the states in which we operate, management estimates and expects overall Medicaid reimbursement for primary care to increase in 2013 as compared to 2012. Under the federal rules, providers can qualify for the rate increase if they meet certain practice requirements and self-attest to meeting those criteria. The amounts of increase have not been published and the process for attestation at the state level has not been created and prescribed. As permitted by law, certain states in which we operate have adopted broad-based provider taxes to fund their Medicaid programs. Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states may consider further reductions in their Medicaid expenditures.

Self-Pay

Self-pay revenue refers to revenues from patients that are not covered by commercial insurance or government programs for which the patient is individually responsible for the entire amount charged. In order to mitigate self-pay collection risks, we utilize pay-up-front policies where practical.

– Management Services Revenue

We generate management services revenue through the provision of management and operational services to our managed health care entities pursuant to long-term contractual arrangements. We earn management services revenue primarily through services provided to USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”). Management fees are based on a percentage of each hospital’s adjusted net patient service revenues, as contractually defined. Hospital net patient service revenue depends on a variety of factors, such as surgical case volume, the case mix or intensity of utilization of services and the mix of third-party payer sources. We also earn management services revenue through the provision of broad-based management and clinical services to cancer treatment centers and lithotripsy service providers. Management fees are based on defined criteria, generally a percentage of collections, and revenue is recognized as services are provided.

We provide managed entities with management, information technology, operations and/or revenue cycle staff, or a subset of those staff, and the entities pay us for the labor costs associated with staffing these functions.

USMD Arlington accounted for 11% and 22% of our consolidated net operating revenue for the years ended December 31, 2012 and 2011, respectively.

– Lithotripsy Services Revenue

We consolidate 19 lithotripsy service provider entities that we control as the general partner or managing member. We recognize lithotripsy services revenue through the provision of lithotripsy services to hospitals and other healthcare entities by the lithotripsy entities we consolidate. We typically provide these lithotripsy services to hospital, ambulatory surgery center and physician office clients based on contracted fee-for-service arrangements.

Regulatory Matters

The healthcare industry is heavily regulated through extensive and complex federal and state laws, rules and regulations. These rules and regulations are often subject to differing interpretations and often change, and new rules and regulations are enacted. For example, federal healthcare reform legislation signed into law in 2010 contains numerous provisions that may reshape the United States healthcare delivery system, and these provisions go into effect at various times over a several year period. Healthcare reform continues to attract significant legislative interest, legal challenges and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or other changes in government regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs in ways we cannot predict.

Corporate Practice of Medicine

        The state of Texas has adopted a legal doctrine known as the “corporate practice of medicine,” which generally prohibits licensed physicians from entering into partnerships, employee relationships, fee-splitting, or other relationships with non-physicians where the physician’s practice of medicine is in any way directed by, or fees shared with, a non-physician. Under the Texas corporate practice of medicine doctrine, it is unlawful for any for-profit corporation to employ physicians that provide professional medical services. There are recognized exceptions to this general prohibition. One such exception authorizes the Texas Medical Board to certify a non-profit corporation as a “Certified Non-Profit Healthcare Organization,” and an entity so certified may employ physicians, or may own certain subsidiaries that employ physicians, who provide professional medical services to patients. There are many prerequisites to certification, and several of them are intended to ensure that licensed physicians make all decisions related to patient care.

A subsidiary of Holdings is the sole member of USMD Physician Services, and USMD Physician Services has been certified by the Texas Medical Board as a “Certified Non-Profit Healthcare Organization.” USMD Physician Services, directly or through subsidiaries it owns, employs physicians who provide professional medical services to patients. A separate subsidiary of Holdings has a long-term management contract to provide management services to USMD Physician Services and its subsidiaries. These management services, provided by our wholly owned physician practice management subsidiary, include non-medical management, operational and administrative services. The managing entity is prohibited from offering medical services or exercising any influence or control over the practice of medicine by USMD Physician Services and its physicians. We believe this arrangement is compliant under the corporate practice of medicine doctrine and related health care laws and regulations.

Licensure, Certification and Accreditation

The construction and operation of health care facilities are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. In addition, health care facilities are subject to periodic inspection by governmental and other authorities to ensure continued compliance with licensing and accreditation standards. We operate many health care facilities that are subject to such rules and regulations, and we are paid to manage the construction and operation of facilities for third parties that are subject to these rules and regulations. We believe the health care facilities we operate and manage are properly licensed under applicable state laws. The hospitals we own in part and manage are certified for participation in the Medicare and Medicaid programs and are accredited by The Joint Commission. If a health care facility we operate or manage were to lose its Medicare or Medicaid certification, the facility would be unable to receive reimbursement from federal health care programs, which could also affect its entitlement to receive money under contracts with non-government payers. If such a facility were to lose accreditation by The Joint Commission, the facility could be subject to additional state surveys, and increased scrutiny by CMS and other non-government payers. Management believes our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in the future we may be required to make changes in our facilities, equipment, personnel and services to remain in compliance. The requirements for licensure, certification and accreditation also include notification or approval in the event of the transfer or change of ownership or certain other changes. Failure to provide required notifications or obtain necessary approvals in these circumstances can result in the inability to complete an acquisition or change of ownership, loss of licensure or other penalties.

Certificates of Need

In some states where we develop, manage, and operate health care facilities, the construction or expansion of health care facilities, the acquisition of existing facilities, the transfer or change of ownership and the addition of new beds or services may be subject to review by and prior approval of, or notifications to, state regulatory agencies under a “Certificate of Need” program. While Texas is not currently a Certificate of Need state, it and other states where currently no such program exists could choose to enact a Certificate of Need program in the future. Such laws generally require a reviewing state agency to determine the public need for additional or expanded health care facilities and services. The process is expensive and time consuming, and there is no guarantee that the reviewing agency will authorize the development or expansion of facilities that is sought.

Federal Anti-Kickback Statute

A section of the Social Security Act known as the federal “Anti-Kickback Statute” prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Knowledge of the Anti-Kickback Statute or the intent to violate the law is not required. Violation of this statute is a felony, including criminal penalties of imprisonment or criminal fines up to $25,000 for each violation, but it also includes civil money penalties of up to $50,000 per violation, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs. In addition, the submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act.

The Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”) have published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers and referral agreements for specialty services. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-Kickback Statute. The conduct or business arrangement, however, does increase the risk of scrutiny by government enforcement authorities.

We are owned in part by physicians, and members of our Board of Directors and executive management team include licensed physicians. Holdings and its subsidiaries have a variety of financial relationships with physicians who refer patients to facilities we own and operate. In addition, one of our wholly owned subsidiaries is the sole member of USMD Physician Services, which through its wholly owned subsidiary employs licensed physicians who provide professional medical services to patients. Holdings and its subsidiaries have structured all financial and other relationships with physicians and other health care providers to ensure that they do not violate the Anti-Kickback Statute or any other health care fraud and abuse law or regulation.

        The OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers, the OIG has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the Anti-Kickback Statute or other federal healthcare laws. The OIG has identified several incentive arrangements as potential violations, including:

•	payment of any incentive by the hospital when a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

•	provision of free or significantly discounted billing, nursing or other staff services;

•	free training for a physician’s office staff, including management and laboratory techniques;

•	guarantees that provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans which may be forgiven, if a physician refers patients to the hospital;

•	payment of the costs of a physician’s travel and expenses for conferences or a physician’s continuing education courses;

•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;

•	rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer;

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or

•	“gain sharing,” the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts.

The OIG has encouraged persons having information about health care providers who offer or accept the types of incentives listed above to report such information to the OIG. The OIG also issues “Special Advisory Bulletins” as a means of providing guidance to healthcare providers. These bulletins, along with other “fraud alerts,” have focused on certain arrangements between physicians and providers that could be subject to heightened scrutiny by government enforcement authorities. In addition to issuing fraud alerts and Special Advisory Bulletins, the OIG from time to time issues compliance program guidance for certain types of healthcare providers. This guidance identifies risk areas under federal fraud and abuse laws and regulations that are specific to certain providers, such as hospitals, physician group practices, or ambulatory surgery centers.

We have implemented a compliance program, and established a number of policies and procedures intended to ensure that our arrangements with physicians and other health care providers comply with current laws and applicable regulations.

The Stark Law

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and (to an extent) Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services, unless the financial relationship satisfies a recognized Stark Law exception. The law also prohibits an entity from billing the Medicare or Medicaid program for any items or services related to a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil money penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme.

A financial arrangement can be an ownership interest in an entity, and can also be a compensation arrangement with an entity. There are a number of exceptions to the Stark Law for financial arrangements between physicians and providers. These include employment contracts, leases of space and equipment, the ownership of publicly traded securities of a company with stockholder’s equity in excess of $75 million dollars, professional services agreements, ownership of a “whole hospital,” certain non-cash gifts, recruitment agreements, and others. A financial arrangement must comply with every element of a Stark Law exception or the arrangement in question is not excepted, and referrals between the two parties are prohibited by the Stark Law.

Many physicians that refer patients to facilities owned and operated by Holdings and its subsidiaries own common stock of Holdings. We believe that the ownership of Holdings common stock satisfies all of the elements of a recognized Stark Law exception for the ownership of stock of a public company, in pertinent part because Holdings common stock is traded on a national exchange and has stockholder equity in excess of $75 million dollars. In addition, many physicians possess ownership interests in partnerships that own hospitals owned in part and managed by Holdings. We believe that physician ownership of these entities satisfies all of the elements of the Stark Law’s “Whole Hospital” exception. However, the Healthcare Reform Law prohibits newly created physician owned hospitals from billing for Medicare patients referred by their physician owners and while it grandfathers existing physician owned hospitals, it does not allow these hospitals to increase aggregate physician ownership and it significantly restricts their ability to expand services. While some providers and special interest groups are challenging this new law in court, as of this date it remains in effect. There has been considerable opposition from health systems and others to the expansion of physician owned hospitals during the last 15 years, and it is uncertain what additional rules and regulations may be implemented and how they may affect our business.

CMS has issued three phases of final regulations implementing the Stark Law. Phases I and II became effective in January 2002 and July 2004, respectively, and Phase III became effective in December 2007. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government may interpret many of these exceptions in a future enforcement purposes. In addition, these rules and regulations are subject to constant change in form and interpretation. For example, in July, 2008, CMS issued a final rule which effectively prohibited many “under arrangements” ventures between a hospital and any referring physician or entity owned, in whole or in part, by a referring physician that had been compliant prior to that date. The new regulations also effectively prohibited unit-of-service-based or “per click” compensation and percentage-based compensation in office space and equipment leases between a provider and any referring physician or entity owned, in whole or in part, by a referring physician.

        Holdings and its subsidiaries expend considerable time and resources to ensure that all financial and referral arrangements between Holdings, its subsidiaries, and physicians comply with the Stark Law. But because the Stark Law and its implementing regulations continue to evolve, we do not always have the benefit of significant regulatory or judicial interpretation of this law and its regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure that every relationship at all times complies fully with the Stark Law. In addition, in the July 2008 final Stark rule, CMS indicated that it will continue to enact further regulations tightening aspects of the Stark Law that it perceives allow for Medicare program abuse, especially those regulations that still permit physicians to profit from their referrals of ancillary services.

Our operations could be adversely affected by the failure of our arrangements to comply with the Anti-Kickback Statute, the Stark Law, billing laws and regulations, current state laws or other legislation or regulations in these areas adopted in the future. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or how they may impact our operations. We strive to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws.

The Federal False Claims Act and Similar State Laws

The qui tam, or whistleblower, provisions of the federal False Claims Act (“FCA”) allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Further, the government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. When a private party brings a qui tam action under the FCA, the defendant is not made aware of the lawsuit until the government has concluded its own investigation or otherwise determined whether it will intervene.

If a defendant is found liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, may create liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Health Reform Law, the FCA is implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.

In some cases, whistleblowers and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark Law, have thereby submitted false claims under the FCA. The Health Reform Law clarifies this issue with respect to the Anti-kickback Statute by providing that submission of claims for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim under the FCA. Every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws. In addition, federal law provides an incentive to states to enact false claims laws comparable to the FCA. A number of states in which we operate, including Texas, have adopted their own false claims provisions as well as their own whistleblower provisions under which a private party may file a civil lawsuit in state court. We have adopted and distributed policies pertaining to the FCA and relevant state laws to all employees and it is a part of our compliance plan and Code of Conduct.

HIPAA and Related Security Requirements

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically, in order to encourage the conducting of commerce electronically. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for certain of our facilities. The Health Reform Law requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. As part of these standards, each provider must use a National Provider Identifier, and CMS will be requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Implementing the ICD-10 code sets will require significant administrative changes. By regulation, use of the ICD-10 code sets is required beginning October 1, 2014.

The privacy and security regulations promulgated of HIPAA extensively regulate the use and disclosure of individually identifiable health information and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. The application of certain provisions of the security and privacy regulations has been proposed to be extended to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. If this proposal is enacted, these changes would likely require amendments to existing agreements with business associates and would subject business associates and their subcontractors to direct liability under the HIPAA privacy and security regulations. We currently enforce a HIPAA compliance plan, which we believe complies with HIPAA privacy and security requirements and under which a HIPAA compliance group monitors our compliance. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities and on our entities that manage other health care providers’ businesses in order to comply with these standards.

Covered entities are required by law to report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. In addition, there are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our facilities remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and costs to our businesses.

Regulation of Clinical Laboratories

        The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) extended federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA requires that all clinical laboratories meet quality assurance, quality control and personnel standards. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.”

Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. Several facilities operated or managed by Holdings and its subsidiaries are CLIA certified to perform high complexity testing. In addition, we manage several smaller testing sites that are authorized under CLIA to perform moderate complexity testing or have received certificate of waiver. The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties.

The Company is also subject to state and local laboratory regulation. The Company believes that it is in compliance with all applicable laboratory requirements, but these regulations are subject to expansion, amendment or changes in interpretation. The Company’s laboratories, and those we manage, have continuing programs to ensure that operations meet all regulatory requirements.

Accountable Care Organizations and Pilot Projects.

The Affordable Care Act requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). Beginning in 2012, the program allows providers, physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program, including what steps providers must take to be considered an ACO, how to decide if Medicare program savings have occurred, and what portion of such savings will be paid to ACOs. In addition, HHS will determine to what degree hospitals, physicians and other eligible participants will be able to form and operate an ACO without violating certain existing laws, including the Civil Monetary Penalty Law, the Anti-Kickback Statute and the Stark law. However, the Affordable Care Act does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in ACOs, such as antitrust laws.

Environmental Regulation

We are subject to compliance with various federal, state and local environmental laws, rules and regulations, including the disposal of medical waste generated by our health care facilities. Our environmental compliance costs are not significant and we do not anticipate that they will be significant in the future.

Antitrust Laws

The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission. We believe we are in compliance with such federal and state laws.

Other Fraud and Abuse Provisions

The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the Anti-Kickback Statute, these provisions are very broad. Further, the Social Security Act contains civil penalties for conduct including improper coding and billing for unnecessary goods and services. Civil penalties may be imposed for the failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, promptly return overpayments and accurately prepare cost reports.

HIPAA broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also created new enforcement mechanisms to combat fraud and abuse, including the Medicaid Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. Additionally, HIPAA establishes a violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

Some of these provisions, including the federal Civil Monetary Penalty Law, require a lower burden of proof than other fraud and abuse laws, including the Anti-Kickback Statute. Civil monetary penalties that may be imposed under the federal Civil Monetary Penalty Law range from $10,000 to $50,000 per act, and in some cases may result in penalties of up to three times the remuneration offered, paid, solicited or received. In addition, a violator may be subject to exclusion from federal and state healthcare programs. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the Anti-Kickback Statute.

Compliance Plan

We maintain a compliance program that reflects our commitment to complying with laws and regulations applicable to our business and meeting our ethical obligations in conducting our business (the “Compliance Program”). We believe our Compliance Program provides a solid framework to meet this commitment; the Compliance Program includes the following:

•	a Chief Compliance Officer who reports to the Board of Directors on a regular basis;

•	a Corporate Compliance Committee consisting of our senior executives;

•	our Code of Conduct, which is applicable to our employees, independent contractors, officers and directors;

•

a disclosure program that includes a mechanism to enable individuals to disclose to the Chief Compliance Officer or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws;

•	an organizational structure designed to integrate our compliance objectives into our corporate and practice levels; and

•	education, auditing, monitoring and corrective action programs designed to establish methods to promote the understanding of our Compliance program and adherence to its requirements.

The foundation of our Compliance Plan is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All our personnel are required to abide by and annually attest to reading and complying with the Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free hotline to permit individuals to report compliance concerns on an anonymous basis and obtain answers to questions about our Code of Conduct. Our Compliance Plan, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer, Corporate Compliance Committee and Board of Directors. Copies of our Code of Conduct and are available on our website, www.usmdinc.com. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K.

Professional and General Liability Coverage

We maintain professional and general liability insurance policies with third-party insurers, subject to deductibles, policy aggregates, exclusions, and other restrictions, in accordance with standard industry practice. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. Our business entails an inherent risk of claims of medical malpractice against our physicians and us. We contract and pay premiums for professional liability insurance that indemnifies us and our healthcare professionals on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our physicians to maintain hospital privileges.

Employees

As of December 31, 2012, we had a total of 1,564 employees, including 201 physicians. Including the physicians, we had approximately 1,233 full time equivalent employees. None of our employees are party to a collective bargaining agreement and we consider our relationships with our employees to be good.

Available Information

We file annual, quarterly and current reports, proxy statements and other information electronically with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an Internet site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Holdings) file electronically with the SEC. The SEC’s Internet site is www.sec.gov.

Our Internet website address is www.usmdinc.com. You can access our Investors Relations webpage through this website by clicking on the heading “Investor Relations” followed by the “SEC Filings” link. We make available, free of charge, on or through our SEC Filings webpage, our annual reports on Form 10-K, quarterly reports on Form 10-Q, registration statements on Form S-4 and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information provided on our website is not part of this Annual Report on Form 10-K, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this Annual Report on Form 10-K

Item 1A.	Risk Factors

Not applicable for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

Not applicable for smaller reporting companies.

Item 2.	Properties

We maintain our principal executive office at 6333 North State Highway 161, Irving, Texas. We occupy approximately 27,000 square feet of space under a long-term lease which expires in 2022 and includes an option for us, at our discretion, to renew the lease for up to five years beyond that date. We also lease approximately 46,700 square feet of space in two separate locations for our business office operations.

In addition to our principal executive office and business office operations, as of December 31, 2012, we leased through various entities 62 physician and medical clinic locations to support our operations. Our clinical leases, which represent the largest portion of our rent expense, have various terms ranging from one month to 15 years and monthly lease payments ranging from $1,000 to $55,000. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

All of our properties are located in the Dallas/Fort Worth metropolitan area. We believe our present facilities are substantially adequate to meet our current and near-term projected needs.

Item 3.	Legal Proceedings

For information regarding material pending legal proceedings in which we are involved, see Note 16, Commitments and Contingencies to our December 31, 2012 Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was listed for trading as of September 1, 2012, on the NASDAQ Capital Market under the symbol “USMD.” Prior to that date, there was no public market for our common stock. As of March 20, 2013, there were 618 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Capital Market for the date our common stock began trading until our year ended December 31, 2012.

	High	Low
Fiscal 2012
4th quarter ended December 31, 2012	$22.50	$7.65
3rd quarter ended September 30, 2012	110.00	11.09

Holdings did not declare or pay cash dividends during 2012 and 2011. We have no current plans to pay any cash dividends on our common stock for the foreseeable future and instead plan to retain earnings, if any, for future operations, to finance the growth of the business and service debt. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, credit agreements with our lenders restrict our ability to pay dividends.

Item 6.	Selected Financial Data

Not applicable for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) pertains to USMD Holdings, Inc. and its consolidated subsidiaries. The MD&A is intended to provide the reader of our financial statements with a narrative from the perspective of our management on Holdings’ financial condition, results of operations, cash flows, liquidity and certain other factors that may affect our future results. The MD&A should be read in conjunction with the accompanying consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Executive Overview

On August 31, 2012, Holdings and the other parties consummated the Contribution. For accounting purposes, the Contribution qualifies as a business combination and was accounted for as a reverse acquisition by USMD into Holdings, previously a business combination related shell company. Under reverse acquisition accounting, the financial statements are issued in the name of Holdings, but represent a continuation of USMD’s financial statements, with an adjustment to retroactively restate USMD’s legal capital to reflect the legal capital of Holdings.

We intend to build a regional, then national physician-led integrated health system and face many challenges in executing our business strategy. Our efforts to grow involve increasing our primary care and specialist physician count; this may occur through hiring or the acquisition of physician or other healthcare practices that share our vision of patient-first care. In addition, we intend to grow our ancillary services commensurate with the growth in our physician services. We may also explore or enter into other business lines or affiliations that meet our strategic objectives. Efforts to increase physician counts and the introduction of new business lines or affiliations would likely have a near-term negative effect on margins as we develop our physician-led integrated health system. In addition, it is likely that additional financing will be required to execute our strategy. We face challenges in integrating the recent and any future acquisitions into the Holdings’ patient centric model, which continues to evolve, and is expected to offer numerous opportunities for improving healthcare delivery and growing our business.

At December 31, 2012, USMD Physician Services operated out of 62 clinics and other healthcare facilities and employed 89 primary care and pediatric physicians and 112 physician specialists. In the four months ending December 31, 2012 – the period following the close of the Contribution – we had the following:

Patient encounters(i)	271,320
New patients(ii)	13,668
RVU’s(iii)	474,095
Lab tests(iv)	295,173
Imaging procedures(iv)	17,286

For the years ended December 31, 2012 and 2011, we had the following:

	2012	2011
Cancer Treatment Center fractions treated(iv)	60,707	66,191
Lithotripsy cases(iv)	9,348	9,175

(i) A patient encounter is registered when a patient sees their physician.

(ii) New patients are registered for patients not previously seen by a service provider within the Holdings system.

(iii) Relative value units are equivalent to physician work RVU’s as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVU’s as measures of physician performance and utilization and RVU’s are also a component of physician compensation.

(iv) Lab tests, imaging procedures, cancer treatment center fractions and lithotripsy cases are all production metrics based on Current Procedural Terminology codes.

We use various evidence-based quality metrics such as specific cancer screenings to measure how well our physicians manage their populations of patients. Since the Contribution, the percentage of physicians meeting their monthly quality targets has ranged from 82% to 100%. We believe our quality criteria have enabled us to reduce the total medical cost of care of our managed patients, including reductions in emergency room visits and hospital readmissions. We use these and other metrics to measure the performance of our business.

Industry Trends

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”) was enacted. The Healthcare Reform Law is intended to expand health insurance coverage to uninsured individuals and reform the healthcare delivery system with the objectives of improving quality and lowering the overall cost of providing healthcare. Many provisions within the Healthcare Reform Law could impact us in the future, resulting in potential variances in third-party reimbursement rates, payer mix and patient encounter volumes. Although certain provisions of the Healthcare Reform Law are currently in effect, the most impactful provisions will be implemented in future years and the details of those provisions will be shaped significantly by future interpretations of the provisions and execution of those interpretations. We cannot predict with any assurance the ultimate effect of the Healthcare Reform Law and related regulations and interpretive legislation on our business. We believe that we are well positioned to respond effectively to the opportunities and challenges presented by this important legislation as a result of our physician-led, high quality, patient centered care model.

Growing premium on high performance, patient centered care networks

The U.S. healthcare system continues to evolve in a manner that places an increasing emphasis on high performance, patient centered care supported by robust information technology and effective care coordination. There are a number of initiatives that we expect to continue to gain importance, including introduction of value based payment methodologies tied to performance, quality and coordination of care, implementation of integrated electronic health records and information and an increasing ability for patients and consumers to make choices about all aspects of healthcare. We believe our focus on developing a clinically integrated, comprehensive healthcare delivery network, our commitment to patient centered care and our experienced management team position us well to respond to these emerging trends and to manage the changing healthcare regulatory and reimbursement environment.

Electronic Health Records

The American Recovery and Reinvestment Act of 2009 provides for incentive payments under the Medicare and Medicaid programs for certain hospitals and physicians that demonstrate meaningful use of certified electronic health record (“EHR”) technology. Physicians and other professionals may be eligible for either Medicare or Medicaid incentive payments, but not both. We anticipate that nearly all of our physicians will participate in the meaningful use program in 2013. We have incurred and will continue to incur both capital expenditures and operating expenses in order to implement EHR technology and meet the meaningful use requirements; the timing of recognition of EHR incentive income does not correlate with those expenditures and expenses. We believe that the operational benefits of EHR technology, including anticipated improved clinical outcomes and increased operational and administrative efficiencies, will contribute to our long-term ability to grow our business and meet targeted quality objectives.

Economic Uncertainties

The United States continues to be affected by economic uncertainty resulting in unfavorable economic conditions. As a result, the number of unemployed, underemployed and uninsured workers remains significant and exposed to fluctuation. A shift in payer mix to a higher percentage of self-pay and/or government-sponsored programs could have an unfavorable impact on our net operating revenue and net income.

Industry Consolidation

        The accelerated pace of business consolidation in the hospital industry also represents a challenge because these mergers are essentially creating monopolies in many urban and rural areas. These large systems can employ a significant percentage of the available pool of physicians making it very difficult for physicians that are not employed by the hospital to access services available in their hospitals. We believe Holdings’ plan to significantly grow our physician base with both primary care and specialty physicians will provide a significant enough lever to offset any threats that may be directed our way.

Results of Operations

Year ended December 31, 2012 Compared to Year Ended December 31, 2011

As a result of the August 31, 2012 Contribution, which was accounted for as a reverse acquisition by USMD into Holdings, previously a business combination related shell company, results of operations and cash flows have limited comparability to prior periods. Our results of operations and cash flows for the year ended December 31, 2012 include eight months of results of operations and cash flows of pre-Contribution USMD and four months of results of operations and cash flows of post-Contribution Holdings. Our results of operations and cash flows for the year ended December 31, 2011 include the historical results and cash flows of USMD for that period.

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (in thousands):

	Years Ended December 31,				Annual Variance
	2012		2011		2012 vs. 2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$60,076	56.8%	$—	0.0%	$60,076	n/a
Management services revenue	23,400	22.1%	23,211	47.5%	189	0.8%
Lithotripsy revenue	22,226	21.0%	21,975	45.0%	251	1.1%
Other operating revenue	—	0.0%	3,690	7.5%	(3,690)	-100.0%

Net operating revenue	105,702	100.0%	48,876	100.0%	56,826	116.3%

Operating expenses:
Salaries, wages and employee benefits	62,694	59.3%	20,208	41.3%	42,486	210.2%
Medical supplies and services expense	7,060	6.7%	376	0.8%	6,684	1777.7%
Rent expense	5,086	4.8%	485	1.0%	4,601	948.7%
Provision for doubtful accounts	107	0.1%	35	0.1%	72	205.7%
Other operating expenses	15,711	14.9%	8,061	16.5%	7,650	94.9%
Electronic Health Record incentive income	(474)	-0.4%	—	0.0%	(474)	n/a
Depreciation and amortization	3,302	3.1%	916	1.9%	2,386	260.5%

	93,486	88.4%	30,081	61.5%	63,405	210.8%

Income from operations	12,216	11.6%	18,795	38.5%	(6,579)	-35.0%
Other income (expense), net	3,024	2.9%	111	0.2%	2,913	2624.3%

Income before provision for income taxes	15,240	14.4%	18,906	38.7%	(3,666)	-19.4%
Provision for income taxes	1,487	1.4%	2,952	6.0%	(1,465)	-49.6%

Net income	13,753	13.0%	15,954	32.6%	(2,201)	-13.8%
Less: net income attributable to noncontrolling interests	(11,653)	-11.0%	(13,296)	-27.2%	1,643	-12.4%

Net income attributable to USMD Holdings, Inc.	$2,100	2.0%	$2,658	5.4%	$(558)	-21.0%

Revenues

Net operating revenue increased 116.3% to $105.7 million for the year ended December 31, 2012 as compared to the year ended 2011, due primarily to increases in net patient service revenue related to businesses acquired in the Contribution, offset by a $3.7 million decline in other operating revenue.

Management services revenue includes revenue earned through the provision of management and staffing services to Holdings’ managed entities and increased 0.8% to $23.4 million for the year ended December 31, 2012 from $23.2 million in 2011. Hospital management services revenue increased $0.8 million as a result of inflation adjustments to the reimbursable management costs and improvements in adjusted net operating revenue at USMD Arlington and USMD Fort Worth. In addition, lithotripsy management services revenue decreased $0.1 million. Cancer treatment center management services revenue decreased $0.9 million in 2012 as compared to 2011 due to the termination of a management contract in September 2011. The remaining $0.4 million increase is related to the businesses acquired in the Contribution.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which increased 1.1% to $22.2 million for the year ended December 31, 2012 from $22.0 million in 2011. This increase in revenue coincides with the lithotripsy entity case count increase of 1.9% in 2012 as compared to 2011.

Other operating revenue for the year ended December 31, 2011 includes a $3.7 million gain on early termination of our management contract by a managed cancer treatment center.

Operating Expenses

Salaries, wages and employee benefits increased 210.2% to $62.7 million for the year ended December 31, 2012 from $20.2 million in 2011 due primarily to a $41.7 million increase related to businesses acquired in the Contribution. The remaining $0.8 million increase is due to a $0.5 million increase related to the expansion of accounting and finance, legal and other corporate overhead departments and a $0.3 million increase in contract labor related to the hospital management services entities. The salaries, wages and employee benefits of the acquired businesses used to generate net patient service revenue have a higher relative cost than our historical salaries, wages and employee benefits. This higher cost of revenue accounted for the majority of the increase in salaries, wages and employee benefits as a percentage of net operating revenue to 59.3% in 2012 from 41.3% in 2011.

        Medical supplies and services expense increased due to the nature of businesses acquired in the Contribution. The businesses provide health care services to patients in physician clinics and other health care facilities and utilize significant medical supplies and services in the provision of those services.

Rent expense increased related to businesses acquired in the Contribution. The acquired businesses provide their primary healthcare services in rented facilities.

Other operating expenses consist primarily of professional fees, purchased services, repairs & maintenance, travel expense and other expense. Other operating expenses increased 94.9% to $15.7 million for the year ended December 31, 2012 from $8.1 million in 2011. The net increase is primarily due to an $8.0 million increase related to businesses acquired in the Contribution, a $0.2 million increase in other expenses and a $0.2 million increase in repairs & maintenance expenses offset by a $0.8 million decrease in professional fees related to the filing of the Registration Statement on Form S-4 in 2011 and a $0.1 million decrease in purchased services.

The physicians of USMD Physician Services generate Electronic Health Record incentive income, which we began recording after the Contribution.

Depreciation and amortization expense increased $2.4 million to $3.3 million for the year ended December 31, 2012 from $0.9 million in 2011. The increase is due primarily to increases in depreciation and amortization of $1.7 million and $0.6 million, respectively, related to property and equipment and intangible assets acquired and recorded at fair value in the Contribution.

Other Income (Expense), net

Other income (expense), net increased $2.9 million to $3.0 million for the year ended December 31, 2012 from $0.1 million in 2011 due primarily to a $2.1 million increase in equity in income of nonconsolidated affiliates. Increased ownership interest in USMD Arlington and USMD Fort Worth, as a result of the Contribution, accounted for $1.7 million of the increase and the remaining $0.4 million increase in equity in income of nonconsolidated affiliates is a result of increased profitability at USMD Arlington and USMD Fort Worth. Impairment charges related to investments in nonconsolidated affiliates decreased $0.8 million for the year ended December 31, 2012 from $0.8 million in 2011. Other income increased $0.2 million due to a $0.1 million gain on asset disposal and a $0.1 million partial recovery of an investment. Interest expense increased $0.2 million as a result of the net increase in borrowings related to the Contribution.

Provision for Income Taxes

The income tax provision decreased $1.5 million to $1.5 million for the year ended December 31, 2012, from $3.0 million for the same period in 2011. Holdings’ effective tax rates were 9.7% and 15.5% for the years ended December 31, 2012 and 2011, respectively. The decrease in the effective rate is primarily due to the decline of net income attributable to noncontrolling interests for the year ended December 31, 2012 compared to 2011 and prior year adjustments to the tax basis of certain investments during the year ended December 31, 2011.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Holdings ownership interests in our consolidated entities. Net income attributable to noncontrolling interests decreased $1.6 million to $11.7 million for the year ended December 31, 2012 from $13.3 million in 2011. Of this decrease, $0.9 million is related to a decline in net income of the consolidated lithotripsy entities and $0.7 million is due to Holdings’ increased ownership interest in three of the consolidated lithotripsy entities as a result of the Contribution.

Liquidity and Capital Resources

We primarily rely on cash flows from operations to fund our operating activity cash requirements. At December 31, 2012, we had unrestricted available cash of $4.9 million, which is net of $2.0 million of consolidated lithotripsy entity cash that is unavailable for wholly owned cash flow operating activities. Additionally, on February 28, 2013, we renewed our revolving credit facility for one year from the renewal date. The revolving credit facility is available for working capital needs.

Cash flows associated with the Contribution have resulted in a significant drain on our cash balance. Under the new credit agreement entered into contemporaneously with the Contribution, we are required to maintain a $5.0 million restricted cash balance. In addition, we began making principal payments under the new credit facility in December 2012. Current liabilities acquired in the Contribution have become due and payable faster than we have been able to monetize the current assets acquired. In addition, we have incurred increased cash outflows associated with integration and strategic planning and execution efforts, and had a net cash outflow of $0.5 million associated with dissolution of a deferred compensation plan of an acquired business. For the same reasons, subsequent to December 31, 2012, we have continued to experience a cash drain; at February 28, 2013, our unrestricted available cash balance was $3.0 million, net of consolidated lithotripsy entity cash. This is a minimum level of cash we believe is practical to manage operations effectively. As cash flow activity normalizes, we expect that our cash flows from operations will increase in the second half of 2013; however, as we continue to incur integration and infrastructure improvement costs, we may be required to borrow under the revolving credit facility ($10.0 million available to borrow at February 28, 2013). At this time we do not anticipate drawing on the revolving credit facility, but a decline in projected collections may also necessitate accessing those funds. Although the business combination of three management platforms and existing infrastructures and two physician practices creates an opportunity for cost synergies, we don’t expect to benefit from significant cost synergies until 2014.

        Our near term business plan contemplates expansion in the North Texas service area by developing or acquiring complementary physician group practices and building or acquiring ancillary healthcare service providers. We also plan to expand our count of primary care physicians and specialists in our areas of focus and areas that expand our integrated health system offerings. Execution of these activities and of our broader strategic plan will likely require additional capital, which we may seek through public or private financings or through other arrangements. In such an event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Years Ended December 31,		Annual Variance
	2012	2011	2012 vs. 2011
Cash flows from operating activities:
Net income	$13,753	$15,954	$(2,201)
Net income to net cash reconciliation adjustments	4,143	1,476	2,667
Change in operating assets and liabilities	(11,904)	679	(12,583)

Net cash provided by operating activities	5,992	18,109	(12,117)

Cash flows from investing activities:
Cash acquired in business combination	6,967	—	6,967
Capital expenditures	(1,311)	(395)	(916)
Investments in nonconsolidated affiliates	(77)	(340)	263
Proceeds from surrender of life insurance policies	3,184	—	3,184
Proceeds from sale of property and equipment	106	86	20
Increase in cash due to consolidation of investee	50	—	50

Net cash provided by (used in) investing activities	8,919	(649)	9,568

Cash flows from financing activities:
Proceeds from long-term debt	21,124	—	21,124
Principal payments on long-term debt and capital lease obligations	(23,926)	(921)	(23,005)
Restricted cash	(5,000)	—	(5,000)
Issuance of USMD common stock	980	—	980
Distributions to noncontrolling interests, net of contributions	(12,033)	(13,194)	1,161

Net cash used in financing activities	(18,855)	(14,115)	(4,740)

Net increase (decrease) in cash and cash equivalents	(3,944)	3,345	(7,289)
Cash and cash equivalents at beginning of year	10,822	7,477	3,345

Cash and cash equivalents at end of year	$6,878	$10,822	$(3,944)

Operating Activities

Net cash provided by operating activities was $6.0 million and $18.1 million for the years ended December 31, 2012 and 2011 respectively. For the years ended December 31, 2012 and 2011 we had net income after net cash reconciliation adjustments of $17.9 million and $17.4 million respectively. Changes in operating assets and liabilities, excluding the impact of the Contribution, negatively impacted operating cash flows by $11.9 million for the year ended December 31, 2012 and positively impacted operating cash flows by $0.7 million for the year ended 2011.

At December 31, 2012, we were in the process of obtaining the necessary approvals of Medicaid provider numbers for our physician clinics, which we acquired on August 31, 2012. While the necessary approvals are pending, we are unable to bill for the Medicaid services that we provided at those facilities, which caused our accounts receivable to grow, resulting in a use of cash of $1.1 million. In addition, at December 31, 2012, we recognized $0.5 million of EHR incentive income, resulting in an additional $0.5 million increase in accounts receivable and use of cash in 2012.

After the Contribution, we began to pay at the end of the preceding month rather than the 1st of the rent month certain property and facility rent of the businesses acquired in the Contribution. This change in the timing of payments resulted in a use of cash of $0.5 million in 2012 due to changes in prepaid expenses and other current assets.

In 2012, changes in current liabilities used $9.2 million of cash. As a result of the Contribution, a deferred compensation plan previously maintained by one of the acquired businesses required dissolution. In September 2012, we paid $3.7 million to the participants of the plan to satisfy all liabilities of that plan prior to dissolution; participant liabilities were recorded in accrued payroll. Subsequent to the Contribution, we paid down significant current liabilities of the acquired companies in order to conform the age of those liabilities to a Holdings target range.

Investing Activities

Net cash provided by investing activities of $8.9 million in 2012 was primarily attributable to $7.0 million of cash acquired in the Contribution. Shortly after the Contribution, we surrendered life insurance policies to the issuer for their cash surrender value of $3.2 million; the proceeds were used to satisfy the liabilities of the deferred compensation income plan. Cash paid for capital expenditures of $1.3 million was primarily for lithotripsy services equipment.

We anticipate capital expenditures of $1.0 million to $2.0 million in 2013, primarily related to investments in our technology infrastructure and the replacement of lithotripters at our consolidated lithotripsy entities. The consolidated lithotripsy entities generally finance the acquisition of lithotripsy equipment. In early 2013, we funded a capital call of $0.2 million at one of the cancer treatment centers in which we invest.

Financing Activities

In connection with the Contribution, in 2012 we received proceeds from long-term debt of $21.0 million that were used to repay existing debt of the acquired businesses and repay in whole or in part certain of our related party debt. In addition, one of our consolidated lithotripsy entities received proceeds of $0.1 million to finance equipment purchases. Scheduled principal payments on long-term debt made during 2012 totaled $1.9 million versus $0.7 million in 2011.

Pursuant to the Credit Agreement (described in Debt Obligations below), beginning August 31, 2012, we are required to maintain a compensating balance of $5.0 million as collateral related to our borrowings under the Credit Agreement. The balance is held in an account at JP Morgan Chase, the Administrative Agent of our credit facilities.

Prior to the closing of the Contribution, USMD offered to certain qualified investors shares of common stock of USMD. USMD issued shares of common stock in exchange for aggregate investment proceeds of $980,000. The proceeds of the offering provided additional working capital and increased the number of record holders of common stock of USMD.

Distributions to noncontrolling interests, net of contributions, decreased by $1.2 million in 2012 as compared to 2011. In connection with the Contribution, the Company acquired certain noncontrolling interests in entities it consolidates, resulting in $0.8 million of the decrease, as those acquired interests no longer receive distributions. In addition, $0.1 million of the difference is due to an increase in contributions from new partner investments during 2012 as compared to 2011.

Debt Obligations

On August 31, 2012, in connection with the Contribution, we entered into a credit agreement with a syndicate of banks (“Credit Agreement”). The Credit Agreement provides for a Term Loan Credit Facility (“Term Loans”) in an aggregate principal amount of $21.0 million and a Revolving Credit Facility (“Revolver”) in an aggregate principal amount of $10.0 million. Proceeds from borrowings under the Term Loans were used to repay existing debt of the acquired businesses and to repay in whole or in part certain our related party debt. Proceeds from borrowings under the Revolver are available solely to finance working capital.

The Term Loans consist of the Tranche A Term Loan with an aggregate principal amount of $12.5 million, the Tranche B Term Loan with an aggregate principal amount of $3.5 million, and the Tranche C Term Loan with an aggregate principal amount of $5.0 million. Interest on the Term Loans is due monthly. The Tranche A Term Loan accrues interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00% and matures on August 31, 2017. Scheduled quarterly principal payments of $625,000 began on December 31, 2012. The Tranche B Term Loan accrues interest at the 30 day LIBOR plus a margin of 3.50% and matures on August 31, 2014. Scheduled quarterly principal payments of $437,500 began on December 31, 2012. The Tranche C Term Loan accrues interest at the 30 day LIBOR plus a margin of 1.25% and matures on August 31, 2017. The outstanding principal balance and any unpaid interest will be due upon the Tranche C Term Loan maturity date. We intend to fund the required principal and interest payments under the Term Loans with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolver.

The terms of the Credit Agreement restrict our ability to enter into additional debt or other financings or retain proceeds from the sale of assets, requiring such proceeds to be applied to outstanding balances of the Term Loans and Revolver, with limited exceptions.

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,
	2012	2011
Holdings:
Credit Agreement term debt	$19,938	$—
Subordinated notes payable	4,328	7,989
Other note payable	185	—

	24,451	7,989
Consolidated lithotripsy entities:
Notes payable	1,270	155
Capital lease obligations	848	1,060

	2,118	1,215

Total long-term debt and capital lease obligations	26,569	9,204
Less: current portion	(5,520)	(1,594)

Long-term debt and capital lease obligations, less current portion	$21,049	$7,610

Off-Balance Sheet Arrangements

        We do not have any arrangements that qualify as off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

As of December 31, 2012, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $14.2 million. The guarantees provide for recourse against the investee; however, if we are required to perform under one or more guarantees, recovery of any amount would be unlikely. The remaining terms of these guarantees range from three to 76 months. We record a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe the likelihood that we will have to perform under these agreements is remote.

As of December 31, 2012, we did not have any retained or contingent interests in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

As of December 31, 2012, we did not have any derivative instruments.

As part of our ongoing business, we do not participate in transactions that generate relationships with entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2012, we were not party to any unconsolidated special purpose entities transactions.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these consolidated financial statements, we make judgments and estimates that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time we prepare our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our December 31, 2012 consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, as they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Where we have provided sensitivity analyses in the “Effect if Actual Results Differ from Assumptions” columns below, the variance assumptions used in those analyses are based on outcomes that we consider reasonably likely to occur.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Revenue Recognition – Patient Service Revenue

We record patient service revenue during the period healthcare services are provided based upon estimated net realizable amounts due from third-party payers and patients, which includes an estimate of revenue earned but not billed.

Amounts we receive for patient services paid by patients and third-party payers such as managed care health plans and commercial insurers, governmental programs, such as Medicare and Medicaid, and other payers are generally less than our customary charges and patient service revenue is recorded net of these contractual allowances and discounts.

All physician practice and ancillary services contractual allowance calculations are subject to monthly review by management to ensure reasonableness and accuracy.

Net patient services revenue includes amounts estimated by management to be reimbursable by third-party payers. The process of calculating contractual allowances requires us to estimate the payment amount based on third-party payer contract provisions.

Discounts off customary charges result from the reduction of our customary charges to prospectively established fee schedule amounts and other contract provisions. The estimates of contractual allowances on charges posted for the period involve payer-specific estimates of patient services revenue based on the most significant contractual reimbursement methodologies such as percent of charges, fixed fee schedules and multi-procedure discounting. However, the calculations do not take into consideration all contract provisions that may limit reimbursement, but provide an estimate of net realizable value. Revenue is adjusted when the parties (insurer and patient/guarantor) obligated under the contract have tendered payment on the claim. Historically, these payment adjustments have not been material

If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net patient service revenue for the year ended December 31, 2012 would have changed by $0.1 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties.

If the actual reimbursement percentage of unbilled charges differed by 1% from our estimated reimbursement percentage, net patient service revenue for the year ended December 31, 2012 would have changed by a nominal amount. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Allowance for Doubtful Accounts

Accounts receivable primarily consists of amounts due from third-party payers and patients of our healthcare facilities. We also have accounts receivable from healthcare facilities that we provide management and lithotripsy services to.

The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles, coinsurance amounts and copayments) remain outstanding. Bad debt expense and the allowance for doubtful accounts relate primarily to amounts due directly from patients. We write off uncollectible accounts once collection efforts are exhausted.

We estimate the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends that may affect collection.

Management relies on the results of detailed reviews of historical collection and write-off data as a primary source of information in estimating the collectibility of its accounts receivable. We perform this analysis monthly, utilizing monthly accounts receivable collection and write-off data. We also regularly review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less bad debt expense.

We believe our monthly updates to the allowance for doubtful accounts provide reasonable valuations of our accounts receivable. To date, these routine changes in estimates have not resulted in material adjustments to our allowance for doubtful accounts, bad debt expense or period-to-period comparisons of its results of operations.

If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. Changes in general economic conditions, payer mix, or trends in federal governmental and private employer healthcare coverage could affect our estimate of the allowance for doubtful accounts, collection of accounts receivable, financial position, results of operations, and cash flows.

If the actual bad debt percentage differed by 10% from its estimated bad debt rate, net patient service revenue and net accounts receivable for the year ended December 31, 2012 would have changed by approximately $0.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis, or more frequently if circumstances indicate potential impairment. Such circumstances may include i) a significant adverse change in legal factors or the business climate, (2) an adverse action or assessment by a regulator, or (3) other adverse changes in the assessment of future operations of a reporting unit. We test for goodwill impairment at the reporting unit level, which we have determined is one level below the operating segment level.

The impairment test for goodwill uses a two-step approach. Step one compares the fair value of the reporting unit to which goodwill is assigned to its carrying value. If the estimated fair value of a reporting unit exceeds its carrying amount, then it is concluded that no goodwill impairment has occurred. If the carrying amount of a reporting unit exceeds its estimated fair value, a potential impairment is indicated and step two is performed.

Step two compares the carrying amount of the reporting unit’s goodwill to its implied fair value. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities, including unrecognized intangible assets, of that reporting unit based on their fair values, similar to the allocation that occurs in a business combination.

The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an

In estimating the fair value of reporting units, we make estimates and judgments about future cash flows and market valuations using a combination of income, cost and market approaches, as appropriate.

We primarily rely on an income approach, specifically a discounted cash flow analysis, which includes assumptions for, among others, discount rates, cash flow projections, growth rates and terminal value rates, all of which require significant judgment. This type of analysis contains uncertainties because it requires management to make assumptions and apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations.

We estimate the fair value of trade names based on an income approach – relief from royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables.

As a result of step one of the 2012 goodwill impairment analysis, the estimated fair value of each reporting unit exceeded its carrying amount. Therefore, the second step was not necessary and no goodwill impairment was recorded.

The estimated fair values of the lithotripsy and cancer treatment center reporting units significantly exceeded their carrying values.

The estimated fair value of the physician and ancillary services reporting unit exceeded its carrying value by 10.3%.

To evaluate the sensitivity of the fair value calculations in our goodwill impairment analysis of the physician and ancillary services reporting unit, we applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which if utilized, would have resulted in a carrying value that exceeded the fair value by 2.5% and required us to perform step two of the impairment analysis.

Independently, we evaluated the sensitivity of the physician and ancillary services reporting unit fair value calculations by applying a hypothetical 10% reduction of estimated future cash flows, which if utilized, would have reduced the ratio of the excess reporting unit fair value over the carrying value to 2.8%.

We have not made material changes in the accounting methodology we use to assess goodwill impairment during the past two years.

impairment charge is recognized in an amount equal to that excess. If the implied fair value of goodwill exceeds the carrying amount, goodwill is not impaired.

For the goodwill impairment analyses conducted in 2012 and 2011, we concluded that there was no impairment.

To test impairment of acquired indefinite-lived intangible assets (trade names), the fair values are estimated and compared to their carrying values. We recognize an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

For the indefinite-lived trade name impairment analysis conducted in 2012, we concluded that there was no impairment. We perform our annual impairment tests of goodwill and indefinite-lived intangible assets as of December 31.

Changes in the estimates, assumptions and other qualitative factors used to conduct goodwill impairment tests, including future cash flow projections, could indicate that our goodwill is impaired in future periods and result in a potentially material impairment of goodwill.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

We evaluate our long-lived assets and identifiable acquired intangible assets with finite useful lives for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable. Examples include a current expectation that an asset will be disposed of significantly before the end of its previously estimated useful live, a significant adverse change in the extent or manner in which we use an asset or a change in its physical condition, or a significant decrease in the expected recoverability of an asset.

When evaluating long-lived assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment loss is recognized when the carrying amount of the asset or group of assets exceeds the respective fair value.

If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset.

No long-lived asset or finite-lived intangible asset impairment charges were recorded during the years ended December 31, 2012 and 2011.

Our impairment analyses contain uncertainties because they require us to make assumptions and apply judgment to estimate future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. Fair value of assets is estimated based on appraisals, established market values of comparable assets or internal estimates of discounted future cash flows.

We have not made any material changes in the accounting methodology used to assess long-lived or finite-lived intangible asset impairment loss during the past two years.

We do not believe there is a reasonable likelihood of a material change in the future estimates or assumptions used to calculate long-lived or finite-lived intangible asset impairment losses. However, if actual results are not consistent with the estimates and assumptions we used in estimating future cash flows, we may be exposed to future impairment losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Investments in Nonconsolidated Affiliates

We evaluate our equity method investments in nonconsolidated affiliates for possible impairment whenever circumstances indicate that the carrying amount of the investment may not be recoverable.

When evaluating equity method investments in nonconsolidated affiliates for impairment, we compare the carrying value of the investment to its estimated undiscounted future cash flows. An impairment loss is recognized when a decrease in the investment’s fair value below its carrying amount is determined to be other than temporary.

No impairment charges were recorded in 2012. In the fourth quarter of 2011, we recorded a $0.7 million impairment of our investment in USMD Arlington.

In estimating the fair value of equity method investments, we make estimates and judgments about future cash flows and market valuations using a combination of income, cost and market approaches, as appropriate.

We primarily rely on an income approach, specifically a discounted cash flow analysis, which includes assumptions for, among others, discount rates, cash flow projections, growth rates and terminal value rates. This type of analysis contains uncertainties because it requires management to make assumptions and apply judgment to estimate industry economic factors and the profitability of future business strategies.

The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. When assessing our investments for other than temporary declines in value, we consider many factors, including but not limited to the following: the performance of the investee in relation to its own operating targets and its business plan; the investee’s revenue and cost trends; the investee’s liquidity and cash position; and market acceptance of the investee’s products and services. We regularly utilize third-party valuations.

We have not made material changes in the accounting methodology we use to assess equity method investment impairment during the past two years.

We do not believe there is a reasonable likelihood of material changes in future estimates or assumptions we use to test for impairment of equity method investments. However, if actual results are not consistent with our estimates or assumptions, or if we experience other adverse events, we may be at risk of a potentially material impairment charge.

In connection with the annual goodwill impairment analysis, valuations of USMD Arlington and USMD Fort Worth were prepared as of December 31, 2012. The fair value of the hospitals significantly exceeded their carrying amounts.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Share-Based Payments
We determine the estimated fair value of our share-based awards to employees and directors at the date of grant using the Black-Scholes option pricing model.

Option pricing models require us to make assumptions and apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, the expected life of the option and the risk free interest rate. Changes in these assumptions can materially affect the fair value estimate.

As a recently formed public entity with a small public float and very limited trading of our public common shares on the NASDAQ stock market, it was not practicable for us to estimate the volatility of our common shares; therefore, we estimated volatility based on the historical and implied volatilities of a small group of companies we consider as close as comparable to the Company as available and an industry index, all equally weighted. We concluded that this combination was more characteristic of our business than broad industry indexes. The expected term of awards granted represents the period of time that we expect them to be outstanding based on the “simplified” method, which is allowed for companies that cannot reasonably estimate expected life of options based on historical share option exercise experience. The risk free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the option.

If actual results are not consistent with the assumptions used, the share-based payment expense reported in our financial statements may not be representative of the actual economic cost of the share-based payment.

A 10% increase in estimated volatility of awards granted in 2012 would have increased share-based payment expense by $73,000.

Recent Accounting Pronouncements

For information regarding recently issued and adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, to our December 31, 2012 consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 8.	Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

USMD Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of USMD Holdings, Inc. and Subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USMD Holdings, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

April 1, 2013

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,878	$10,822
Restricted cash	5,000	—
Accounts receivable, net of allowance for doubtful accounts of $1,127 and $428 at December 31, 2012 and 2011, respectively	20,615	4,798
Inventories	782	—
Deferred tax assets	1,048	116
Prepaid expenses and other current assets	2,584	235

Total current assets	36,907	15,971
Property and equipment, net	26,203	3,070
Investments in nonconsolidated affiliates	35,892	11,930
Goodwill	118,261	8,335
Intangible assets, net	28,786	306
Other assets	386	—
Deferred tax assets	5,077	808

Total assets	$251,512	$40,420

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,318	$243
Accrued payroll	9,813	1,534
Other accrued liabilities	5,867	2,742
Other current liabilities	1,115	278
Current portion of long-term debt	4,639	886
Current portion of related party long-term debt	594	469
Current portion of capital lease obligations	287	239
Deferred tax liabilities	319	—

Total current liabilities	25,952	6,391
Other long-term liabilities	1,300	1,057
Deferred compensation payable	4,898	—
Long-term debt, less current portion	16,754	—
Related party long-term debt, less current portion	3,734	6,789
Capital lease obligations, less current portion	561	821
Deferred tax liabilities	28,866	3,914

Total liabilities	82,065	18,972

Commitments and contingencies

Equity:
USMD Holdings, Inc. stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,033,500 and 3,741,078 shares issued at December 31, 2012 and 2011, respectively; 10,033,500 and 3,587,209 shares outstanding at December 31, 2012 and 2011, respectively	100	36
Additional paid-in capital	153,444	7,678
Retained earnings	12,671	10,571
Accumulated other comprehensive loss	(16)	(19)
Treasury stock at cost	—	(1,184)

Total USMD Holdings, Inc. stockholders’ equity	166,199	17,082
Noncontrolling interests in subsidiaries	3,248	4,366

Total equity	169,447	21,448

Total liabilities and equity	$251,512	$40,420

See accompanying notes to consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011
Revenue:
Patient service revenue	$60,965	$—
Provision for doubtful accounts related to patient service revenue	(889)	—

Net patient service revenue	60,076	—
Management services revenue	23,400	23,211
Lithotripsy revenue	22,226	21,975
Other operating revenue	—	3,690

Net operating revenue	105,702	48,876

Operating expenses:
Salaries, wages and employee benefits	62,694	20,208
Medical supplies and services expense	7,060	376
Rent expense	5,086	485
Provision for doubtful accounts	107	35
Other operating expenses	15,711	8,061
Electronic Health Record incentive income	(474)	—
Depreciation and amortization	3,302	916

Total operating expenses	93,486	30,081

Income from operations	12,216	18,795
Other income (expense):
Interest expense, net	(1,013)	(846)
Equity in income of nonconsolidated affiliates, net	3,807	1,715
(Impairment) recovery of investments in nonconsolidated affiliates	134	(758)
Other income, net	96	—

Total other income, net	3,024	111

Income before provision for income taxes	15,240	18,906
Provision for income taxes	1,487	2,952

Net income	13,753	15,954
Less: net income attributable to noncontrolling interests	(11,653)	(13,296)

Net income attributable to USMD Holdings, Inc.	$2,100	$2,658

Earnings per share attributable to USMD Holdings, Inc.
Basic	$0.37	$0.74
Diluted	$0.37	$0.74
Weighted average common shares outstanding
Basic	5,739	3,587
Diluted	5,744	3,595

See accompanying notes to consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2012	2011
Net income	$13,753	$15,954
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	3	(19)

Total other comprehensive income (loss)	3	(19)

Comprehensive income	13,756	15,935
Less: comprehensive income attributable to noncontrolling interests	(11,653)	(13,296)

Comprehensive income attributable to USMD Holdings, Inc. common stockholders	$2,103	$2,639

See accompanying notes to consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	USMD Holdings, Inc. Common Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total USMD Holdings, Inc.	Noncontrolling Interests in Subsidiaries	Total Equity
	Shares Outstanding	Par Value				Shares	Cost
Balance at December 31, 2010	3,587	$36	$7,099	$—	$7,913	(154)	$(1,184)	$13,864	$4,264	$18,128
Net income	—	—	—		2,658	—	—	2,658	13,296	15,954
Foreign currency translation adjustments, net of tax	—	—	—	(19)	—	—	—	(19)	—	(19)
Share-based payment expense	—	—	579	—	—	—	—	579	—	579
Capital contributions from noncontrolling shareholders	—	—	—	—	—	—	—	—	157	157
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	(13,351)	(13,351)

Balance at December 31, 2011	3,587	36	7,678	(19)	10,571	(154)	(1,184)	17,082	4,366	21,448
Net income	—	—	—	—	2,100	—	—	2,100	11,653	13,753
Foreign currency translation adjustments, net of tax	—	—	—	3	—	—	—	3	—	3
Share-based payment expense	—	—	872	—	—	—	—	872	—	872
Consolidation of investee	—	—	—	—	—	—	—	—	209	209
Capital contributions from noncontrolling shareholders	—	—	—	—	—	—	—	—	597	597
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	(12,630)	(12,630)
Issuance of common stock in in connection with the private placement offering	42	0	980	—	—	—	—	980	—	980
Issuance of common stock and share-based payment in connection with the business combination	6,405	64	143,914	—	—	154	1,184	145,162	(947)	144,215

Balance at December 31, 2012	10,034	$100	$153,444	$(16)	$12,671	—	$—	$166,199	$3,248	$169,447

See accompanying notes to consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$13,753	$15,954
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	996	35
Depreciation and amortization of property and equipment	2,680	879
Amortization of intangible assets and debt issue costs	673	37
Gain on sale of assets	(103)	(86)
Equity in income of nonconsolidated affiliates, net	(3,807)	(1,715)
Distributions from nonconsolidated affiliates	1,737	1,020
Share-based payment expense	872	579
Impairment (recovery) of investments in nonconsolidated affiliates	(134)	758
Deferred income tax provision (benefit)	1,229	(31)
Change in operating assets and liabilities, net of effects of business combination and initial consolidation of investee:
Accounts receivable	(1,973)	(222)
Inventories	(90)	—
Prepaid expenses and other assets	(614)	(92)
Current liabilities	(9,189)	993
Other noncurrent liabilities	(38)	—

Net cash provided by operating activities	5,992	18,109

Cash flows from investing activities:
Cash acquired in business combination	6,967	—
Capital expenditures	(1,311)	(395)
Investments in nonconsolidated affiliates	(77)	(340)
Proceeds from surrender of life insurance policies	3,184	—
Proceeds from sale of property and equipment	106	86
Increase in cash due to initial consolidation of investee	50	—

Net cash provided by (used in) investing activities	8,919	(649)

Cash flows from financing activities:
Proceeds from long-term debt	21,124	—
Principal payments on long-term debt and capital lease obligations	(20,996)	(492)
Principal payments on related party long-term debt	(2,930)	(429)
Restricted cash	(5,000)	—
Issuance of USMD common stock	980	—
Capital contributions from noncontrolling interests	597	157
Distributions to noncontrolling interests	(12,630)	(13,351)

Net cash used in financing activities	(18,855)	(14,115)

Net increase (decrease) in cash and cash equivalents	(3,944)	3,345
Cash and cash equivalents at beginning of year	10,822	7,477

Cash and cash equivalents at end of year	$6,878	$10,822

Supplemental non-cash investing information:
Assets acquired included in other liabilities	$461	$1,335
Other liabilities financed	$1,335	$—
Fair value of assets acquired in the Contribution, excluding cash	$201,126	$—
Fair value of liabilities assumed in the Contribution	$49,498	$—
Fair value of common stock issued in the Contribution	$158,115	$—
Fair value of stock options issued in the Contribution	$480	$—
Supplemental cash flow information:
Cash paid for –
Interest, net of related parties	$367	$168
Interest to related parties	$561	$674
Income tax	$581	$3,635
Cash received for –
Income tax refund	$13	$—

See accompanying notes to consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1 – Description of Business and Basis of Presentation

Description of Business:

USMD Holdings, Inc. (“Holdings” or the “Company”), previously a business combination related shell company, is a Delaware corporation formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation (“USMD”), Urology Associates of North Texas, L.L.P., a Texas limited liability partnership (“UANT”), and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”) (such transaction, the “Contribution”). Holdings described this transaction in its Registration Statement on Form S-4 (as amended, the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) (File No. 333-171386). Prior to the consummation of the Contribution, on December 1, 2011, Ventures and Holdings entered into a merger agreement with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”), and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel Management Services, L.L.C., a Texas limited liability company (“Impel”). As a result of these merger agreements, the businesses of MCNT and Impel were merged into subsidiaries of Ventures immediately prior to the Contribution, and these businesses were contributed by Ventures to Holdings as part of the Contribution. Holdings described these transactions in a post-effective amendment to its Registration Statement on Form S-4 filed with the SEC on February 10, 2012, which was declared effective on April 30, 2012. Effective August 31, 2012, Holdings and the other parties consummated the foregoing business combination (see Note 3).

The Company, an early-stage physician-led integrated health system, through its subsidiaries and affiliates, provides health care services to patients in physician clinics, hospitals and other health care facilities, and also provides management and operational services to hospitals, physician practices and other healthcare service providers. A wholly owned subsidiary of the Company is the sole member of a Texas Certified Non-Profit Healthcare Organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, the Company provides management and operational services to two short stay hospitals in the Dallas-Fort Worth, Texas metropolitan area and provides management and/or operational services to ten cancer treatment centers in four states and 22 lithotripsy service providers primarily located in the South Central United States. Of these managed entities, the Company has ownership interests in the two hospitals and 21 lithotripsy service providers. The Company also wholly owns and operates two clinical laboratories in the Dallas-Fort Worth, Texas metropolitan area and one anatomical pathology laboratory in Florida. In addition, the Company also owns and operates one cancer treatment center and one lithotripsy service provider in the Dallas-Fort Worth, Texas metropolitan area.

Basis of Presentation:

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of Holdings, its wholly owned subsidiaries, entities more than 50% owned and other entities controlled by the Company. The Company consolidates limited partnerships in situations where it is the general partner and the limited partners do not have sufficient rights to overcome the general partner’s presumption of control. The Company eliminates all significant intercompany accounts and transactions in consolidation. As a result of the Contribution (see Note 3), the Company’s statements of operations, comprehensive income and cash flows for the year ended December 31, 2012 include eight months of results of operations and cash flows of pre-Contribution USMD and four months of results of operations, comprehensive income and cash flows of post-Contribution Holdings. The Company’s statements of operations, comprehensive income and cash flows for the year ended December 31, 2011 include the historical results and cash flows of USMD for that period.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

        Patient Service Revenue: The Company records patient service revenue during the period healthcare services are provided based upon estimated amounts due from third-party payers and patients. Amounts the Company receives for patient services paid by patients and third-party payers such as managed care health plans and commercial insurers, governmental programs, such as Medicare and Medicaid, and other payers are generally less than the Company’s customary charges. Patient service revenue is recorded net of these contractual allowances and discounts. The estimation of contractual allowances on charges posted for the period involve payer-specific estimates of net patient services revenue based on the most significant contractual reimbursement methodologies. However, the calculations do not take into consideration all contract provisions that may limit reimbursement, but provide an estimate of net realizable value. Revenue is adjusted when the parties (insurer and patient/guarantor) obligated under the contract have tendered payment on the claim. Historically, these payment adjustments have not been material.

To provide for patients’ accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, the net patient services revenue and accounts receivable reported in the Company’s accompanying consolidated financial statements are recorded at the net amount expected to be received.

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

Management Services Revenue: The Company earns management services revenue through the provision of management services to its managed entities. Management fee revenues are generally recognized based on a defined percentage of cash collections or adjusted net revenues of the Company’s managed entities. These terms and percentages are contractually defined and the Company recognizes revenue when the contractual terms are met. The Company may also provide certain managed entities with management, medical professional, information technology, revenue cycle and/or other finance staff. Revenue for these services is included in management services revenue and is recognized as the services are provided and contractual terms are met.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

Lithotripsy Services Revenue: The Company provides lithotripsy services under arrangement to hospitals and other medical facilities through the lithotripsy service providers it owns, operates and manages. Lithotripsy services revenue is recognized as services are provided and reported based on actual contract price or estimated net realizable amounts. Lithotripsy services revenue is comprised of the revenue of consolidated lithotripsy entities that the Company controls.

Physician Recruitment Agreements: In order to meet the hospitals’ needs, hospitals enter into physician recruitment agreements with physicians and/or group practices that employ them under which hospitals agree to contribute to the salary expense of physicians who are recruited to their service area. Several hospitals have entered into such agreements with USMD Physician Services and/or physicians that are employed by that entity or its wholly owned subsidiaries. Under such agreements, the hospital will typically provide the physician with a guaranteed income during an initial guarantee period, generally one year. Amounts paid by a hospital under such agreements are subject to repayment, and repayment is secured by a note payable to the hospital with repayment terms generally beginning in the month following the end of the guarantee period. Principal and interest payments are due monthly over a defined commitment period, generally three years, and the obligation to make monthly installment payments is forgiven on the due date provided no events of default have occurred. Events of default are typically defined as, but not limited to, failure of the physician to maintain a practice in the service area of the hospital as established in the agreement or entering into competing agreements. Upon an event of default, amounts not previously forgiven are due to the hospital in accordance with the terms of the note, and typically the payment of future installment note payments can be accelerated.

USMD Physician Services records physician recruitment agreement payments received from hospitals for the benefit of employed physicians as deferred revenue and recognizes associated patient service revenue on a pro rata basis over the term of the commitment period. Upon an event of default, amounts due are reclassified to notes payable; however, historically, such amounts have not been material to the Company’s consolidated financial statements. For the year ended December 31, 2012, the Company recognized $0.3 million of patient service revenue associated with physician recruitment agreements. At December 31, 2012, the Company has $1.0 million and $0.6 million of deferred revenue associated with physician recruitment agreements included in other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheet. The Company had no physician recruitment payments, revenue or balances prior to August 31, 2012.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions; however, deposits held with financial institutions often exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Accounts receivable are stated at net realizable value. The Company grants credit without requiring collateral from its non-patient customers, primarily area healthcare facilities. The Company grants credit without requiring collateral from its patients, most of whom are area residents and are insured under third-party payer agreements. The credit risk for non-governmental accounts receivable, is limited due to the large number of insurance companies and other payers that provide payment and reimbursement for patient services. Collection risks principally relate to self-pay patient accounts, including patient accounts for which the primary insurance payer has paid but patient responsibility amounts (generally deductibles, coinsurance and copayments) remain outstanding. At December 31, 2012 and 2011, the mix of gross patient and customer accounts receivables is as follows:

	December 31,
	2012	2011
Government-related programs	37%	—
Managed care and commercial payers	53%	—
Self-pay	2%	—
Customer	8%	100%

	100%	100%

For the years ended December 31, 2012 and 2011, USMD Hospital at Arlington, L.P. accounted for 11% and 22%, respectively, of net operating revenue.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is based on management’s assessment of the collectibility of patient and customer accounts. The Company regularly reviews this allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a patient’s or customer’s ability to pay. Uncollectible accounts are written off once collection efforts are exhausted. A summary of the Company’s accounts receivable allowance for doubtful accounts activity is as follows (in thousands):

	Balance at Beginning of Year	Provision for Doubtful Accounts	Write-offs	Initial Consolidation of Investee (Note 5)	Balance at End of Year
For the years ended December 31,
2012	$428	996	(368)	71	$1,127
2011	$393	35	—	—	$428

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

If actual results are not consistent with the Company’s assumptions and judgments, it may be exposed to gains or losses that could be material. Changes in general economic conditions, payer mix, or trends in federal governmental and private employer healthcare coverage could affect the estimate of the allowance for doubtful accounts, collection of accounts receivable, financial position, results of operations, and cash flows.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents consist primarily of bank deposit accounts.

Inventories

Inventories consist primarily of pharmacy supplies and are stated at lower of cost or market on a first-in, first-out basis.

Property and Equipment, Net

Property and equipment are recorded at cost less accumulated depreciation. Expenditures that increase capacities or extend useful lives are capitalized while routine maintenance and repairs are charged to operating expense as incurred. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements and capitalized lease assets are amortized over the respective lease term used in determining the lease classification or the estimated useful life of the asset, whichever is shorter. When property is sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the consolidated statement of operations. Estimated useful lives of assets follow American Hospital Association guidelines where applicable and are as follows at December 31, 2012:

Leasehold improvements	1-15 years
Furniture and equipment	2-15 years
Software	1-5 years

Assets acquired in the Contribution are being depreciated over their estimated remaining useful lives, from one to six years.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

The Company evaluates its long-lived assets and identifiable acquired intangible assets with finite useful lives for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. When evaluating long-lived assets for impairment, the Company compares the carrying value of the asset to the asset’s estimated fair value. An impairment loss is recognized when the carrying amount of the asset or group of assets exceeds the respective fair value. Fair value of assets is estimated based on appraisals, established market values of comparable assets or internal estimates of undiscounted future cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. No impairment charges were recorded during the year ended December 31, 2012. In 2011, the Company recorded impairment of investments in nonconsolidated affiliates of $89,000 (see Note 5). The Company amortizes the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. At December 31, 2012, none of the Company’s finite-lived intangible assets had an estimated residual value.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Goodwill and indefinite-lived intangible assets are not subject to amortization, but are tested for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. Such circumstances may include i) a significant adverse change in legal factors or the business climate, (2) an adverse action or assessment by a regulator, or (3) other adverse changes in the assessment of future operations of a reporting unit.

        Goodwill is tested for impairment at a reporting unit level, which for the Company is one level below the operating segment level. The impairment test for goodwill uses a two-step approach. Step one compares the fair value of the reporting unit to which goodwill is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, a potential impairment is indicated and step two is performed. Step two compares the carrying amount of the reporting unit’s goodwill to its implied fair value. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities, including unrecognized intangible assets, of that reporting unit based on their fair values, similar to the allocation that occurs in a business combination. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. If the implied fair value of goodwill exceeds the carrying amount, goodwill is not impaired.

To test impairment of acquired indefinite-lived intangible assets (trade names), the fair values are estimated and compared to their carrying amounts. The Company estimates the fair value of these intangible assets based on an income approach – relief from royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying amount.

The Company performs its annual impairment tests of goodwill and indefinite-lived intangible assets as of December 31.

Electronic Health Record Incentive Income

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for incentive payments under the Medicare program for certain hospitals and physician practices that demonstrate meaningful use of certified electronic health record (“EHR”) technology. These provisions of ARRA are intended to promote the adoption and meaningful use of interoperable health information technology and qualified EHR technology. The Company accounts for Medicare EHR incentive payments in accordance with ASC 450-30, “Gain Contingencies” (“ASC 450-30”). The Company recognizes a gain for EHR incentive payments when its participating physicians have demonstrated meaningful use of certified EHR technology for the applicable period. Once the physicians have demonstrated meaningful use of certified

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

EHR technology for the applicable period, no further contingencies exist as related to the Medicare EHR incentives for physicians. However, individual payment amounts are subject to audit by the administrative contractor and the auditor’s final determination of amounts earned could differ materially from amounts recorded. For the year ended December 31, 2012, the Company recognized $0.5 million of EHR incentive income. The Company recognized no EHR incentive income prior to September 1, 2012. At December 31, 2012, the Company had $1.2 million in other current assets representing EHR incentive income, including amounts recognized prior to the Contribution by certain acquired businesses.

Share-Based Payments

Share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their estimated grant-date fair value and amortized on a straight-line basis over the requisite service period.

Income Taxes

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

Fair Value Measurements

Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. The basis for these assumptions establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Investments in Nonconsolidated Affiliates

Investments in entities the Company does not control but in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment, additional contributions made, dividends or distributions received, and impairment losses resulting from adjustments to net realizable value. The Company records equity method losses in excess of the carrying amount of an investment when the Company guarantees obligations or is otherwise committed to provide further financial support to the affiliate.

The Company regularly monitors and evaluates the fair value of its equity method investments. If events and circumstances indicate that a decline in the fair value of these assets has occurred and is other than temporary, the Company will record a charge in investments in nonconsolidated affiliates in the consolidated statement of operations. The Company’s equity investments do not have a readily determinable fair value as none of them are publicly traded. The fair values of the Company’s private equity investments are primarily determined by discounting the estimated future cash flows of each entity. These cash flow estimates include assumptions on growth rates, discount rates and terminal values (Level 3 fair value measurement).

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

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

Noncontrolling Interests in Subsidiaries

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

The Company consolidates the assets, liabilities, revenues, and expenses of 19 less-than-100%-owned lithotripsy entities that it controls.

Translation of Foreign Currencies

The financial statements of the Company’s nonconsolidated foreign affiliate in Mexico are measured in local currency and then translated into U.S. dollars. All assets and liabilities have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from changes in exchange rates are accumulated as a component of accumulated other comprehensive income (loss).

Segment Reporting

GAAP defines operating segments as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The CODM assesses performance and allocates resources at the integrated healthcare system level. Accordingly, the Company has one operating segment for segment reporting purposes.

Advertising Expense

The Company expenses all advertising costs when incurred. The Company incurred $307,000 and $8,000 in advertising expense for the years ended December 31, 2012 and 2011, respectively, which is included in other operating expenses in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, patient service revenue, certain assumptions used in valuations and impairment analyses, depreciable lives of assets, fair value of stock options, taxes and contingency and litigation reserves. While management believes current estimates are reasonable and appropriate, the Company cannot predict future events and their effects with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as better data becomes available, as additional information is obtained, and as facts and circumstances change. The Company evaluates and updates assumptions and estimates on an ongoing basis and may employ outside experts to assist in evaluations, as considered necessary. Actual results could differ materially from estimates.

Recently Issued or Adopted Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-2, Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-2”). ASU 2013-2 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. At December 31, 2012, the Company’s only component of accumulated other comprehensive income relates to foreign currency translation adjustments. ASU 2013-2 is effective for the Company’s three month period ending March 31, 2013. The Company adopted ASU 2013-02 effective January 1, 2013 and there was no impact on its financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If, based on its qualitative assessment, an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the entity is not required to take further action. However, if an entity concludes otherwise, quantitative impairment testing is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 effective January 1, 2013 and there was no impact on its financial position, results of operations or cash flows.

In July 2011, the FASB issued ASU No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). ASU 2011-07 requires the Company to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s net patient service revenues are reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-07 requires the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-07 requires retrospective application and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The Company adopted ASU 2011-07 effective January 1, 2012 and there was no impact on its financial position, results of operations or cash flows.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

Holdings does not believe any other recently issued, not yet effective, accounting standards will have a material effect on its financial position, results of operations, or cash flows.

Note 3 – Business Combination

The Business Combination and Allocation of Assets Acquired and Liabilities Assumed

On August 31, 2012, Holdings, USMD, UANT, Ventures, MCNT and Impel consummated the Contribution. Holdings described the Contribution in its Registration Statement on Form S-4 (as amended), File No. 333-171386. The Contribution created an innovative integrated health system led by physicians committed to maintaining the vital doctor-patient relationship resulting in better quality and more affordable care to patients. The Contribution was accounted for as a reverse acquisition by USMD into Holdings, previously a business combination related shell company. Under reverse acquisition accounting, the financial statements are issued in the name of the legal parent (Holdings), but represent a continuation of the accounting acquirer’s (USMD) financial statements, with an adjustment to retroactively restate USMD’s legal capital to reflect the legal capital of Holdings. The assets and liabilities of USMD continue at their pre-combination carrying values. The assets and liabilities of Holdings are recorded at fair value at the acquisition date, which, for Holdings, equals their carrying values. The assets acquired and liabilities assumed from Ventures, UANT, MCNT and Impel (the “acquired businesses”) are recorded at their respective fair values at the acquisition date.

In connection with the Contribution, Holdings issued as consideration to the former owners of Ventures, UANT, MCNT and Impel, 6.4 million shares of its common stock with an estimated fair value of $158.1 million and options to purchase an additional 68,974 shares of its common stock with an estimated fair value of $0.5 million. Fair value of the shares was based on the estimated net enterprise value of the combining companies as described below. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Ventures, UANT, MCNT and Impel at the acquisition date (in thousands):

	August 31, 2012 (As initially reported)	Measurement Period Adjustments	August 31, 2012 (As adjusted)
Current assets	$25,069	$36	$25,105
Property and equipment	24,020	—	24,020
Investments	36,198	—	36,198
Other assets	7,240	—	7,240
Identifiable intangible assets	32,479	(3,377)	29,102
Goodwill	83,346	3,082	86,428
Liabilities assumed, other than long-term debt	(30,925)	259	(30,666)
Long-term debt	(18,832)	—	(18,832)

Net assets acquired and liabilities assumed	$158,595	$—	$158,595

The Company determined the allocation of assets acquired and liabilities assumed based on management’s estimates of the fair value of assets acquired and liabilities assumed utilizing valuations prepared as of August 31, 2012 and finalized December 18, 2012. The Company determined an estimated net enterprise value of Ventures, UANT, MCNT and Impel using an income approach – discounted cash flow methodology. The analysis included each business unit’s assumptions regarding (1) the development of new businesses and organic growth rates specific to it, (2) managed care reimbursement rates where applicable, (3) discount rates of 16.1% for UANT and Ventures, 15.8% for MCNT and 12.4% for Impel, each developed using a weighted average cost of capital analysis, and (4) capital expenditure requirements associated with any new initiatives developed by such business unit. Significant assumptions utilized in the income approach were based on company specific information and projections which are not observable in the market and are therefore considered Level 3 fair value measurements. Since the date of the Contribution, the Company has substantially finalized the associated valuations; however, management continues to evaluate the accuracy of certain income tax and liability balances acquired in the Contribution and expects to conclude and finalize all adjustments in the second quarter of 2013.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed has been recorded to goodwill in the amount of $86.4 million. Goodwill primarily represents the growth opportunities of the Company as an integrated health system and the knowledge and experience of the workforce of the acquired businesses. None of the goodwill recorded as a result of the Contribution is expected to be deductible for tax purposes.

In connection with the Contribution, the Company acquired additional ownership interests in three lithotripsy partnerships in which it had controlling interests and therefore consolidated. As a result, on the date of acquisition, additional paid-in capital increased and noncontrolling interest in subsidiaries decreased $0.9 million.

Intangible Assets Acquired

Identifiable intangible assets acquired in the Contribution, excluding goodwill, consist of the following (in thousands):

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

	Fair Value	Weighted- Average Amortization Period
Noncompete agreements	$12,488	10.0 years
Trade names	10,706	Indefinite
Trade name – Impel	462	5.0 years
Customer relationships	767	3.0 years
Management agreement	4,679	30.0 years

	$29,102

At the date of acquisition, the weighted-average amortization period of total identifiable intangible assets acquired in the Contribution, excluding goodwill and identifiable indefinite lived intangible assets, is 14.7 years. At December 31, 2012, the weighted average period before renewal or extension of acquired management agreements is 29.7 years.

Most of the former owners of UANT and MCNT, all of whom are licensed physicians, entered into ten year employment agreements with USMD Physician Services or its wholly owned subsidiary and these agreements include covenants not to compete. The fair value of the noncompete agreements was estimated using a discounted cash flow model based on estimated reductions in revenue if the former owners of UANT and MCNT were to compete with the Company and discount rates of 16.1% and 15.8%, respectively. The estimated fair values of the trade names of UANT, MCNT and Impel were calculated using an income approach – relief from royalty method, whereby the economic value of the asset is the ability to provide the Company relief from royalty costs. A pre-tax royalty rate of 1% and a discount rate of 17% were used. A subsidiary of Impel provides healthcare consulting services and establishes customer relationships through contract. The estimated fair value of the customer relationships was determined using an income approach – multi-period excess earnings method with a discount rate of 14.5%. Until the acquisition date, Impel had in place a management services agreement with MCNT; in connection with the Contribution, this agreement was terminated and a new management services agreement was entered into between USMD Physician Services and a wholly owned subsidiary of the Company. The estimated fair value of the acquired management agreement intangible asset was determined using an income approach – multi-period excess earnings method with a discount rate of 13.5%, net of contributory charges.

Amortizable intangible assets are being amortized on a straight-line basis because this methodology most accurately reflects the estimated usage pattern of the assets.

Pro Forma Disclosures

The results of operations and cash flows of the acquired businesses are included in Holding’s consolidated financial statements beginning September 1, 2012. For the year ended December 31, 2012, the acquired businesses contributed net operating revenues of $60.6 million and income before provision for income taxes of $3.7 million.

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

	Years Ended December 31,
	2012	2011
	(unaudited, pro forma)
Net operating revenue	$223,881	$213,888
Net income	$14,160	$20,063
Net income attributable to USMD Holdings, Inc.	$4,048	$9,007
Earnings per share attributable to USMD Holdings, Inc.
Basic	$0.40	$0.90
Diluted	$0.40	$0.89

        For the years ended December 31, 2012 and 2011, pro forma adjustments include reductions to other operating expenses totaling $1.0 million and $2.0 million, respectively, for nonrecurring transaction costs directly attributable to the Contribution, primarily legal, accounting and other professional fees as well as document printing expenses associated with filings of Holdings’ Registration Statement on Form S-4 and related amendments.

Note 4 – Patient Service Revenue

The Company’s patient service revenue by payer is summarized in the table that follows (in thousands). The Company had no patient service revenue prior to September 1, 2012.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

	Year Ended December 31, 2012
	Amount	Ratio of Net Patient Service Revenue
Medicare	$17,476	29.1%
Medicaid	388	0.6
Managed care and commercial payers	41,689	69.4
Self-pay	1,412	2.4

Patient service revenue before provision for doubtful accounts	60,965	101.5
Patient service revenue provision for doubtful accounts	(889)	(1.5)

Net patient service revenue	$60,076	100.0%

Note 5 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USMD Arlington	$24,997	28.437%	$5,513	5.000%
USMD Fort Worth	10,779	30.881%	6,203	20.024%
Other	116	4%-34%	214	4%-34%

	$35,892		$11,930

2012 Activity

In connection with the Contribution, the Company acquired additional ownership interests in USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”). The Company continues to account for USMD Arlington and USMD Fort Worth under the equity method of accounting.

In 2011, the Company invested $0.3 million in a radiation oncology center in Monterrey, Mexico. Because the Company has the ability to exercise significant influence over the management and operations of the investee, the Company accounts for the investment under the equity method of accounting. Due to losses at the investee, the Company’s carrying value of the investment was reduced to zero in 2012 and, as a result, the Company’s future financial results will not be negatively affected by the investee’s ongoing operations. The Company has no obligation to fund future capital needs of the investee.

On December 31, 2011, three lithotripsy partnerships owned in part and managed by the Company were scheduled to terminate. Prior to their termination, the Company entered into new partnership agreements with those entities and the terms of these partnerships were extended. The Company continues to account for two of these entities under the equity method of accounting. However, terms of the new governing document for one of the entities necessitates consolidation accounting and beginning January 1, 2012, the Company consolidates the entity’s balance sheet and results of operations. The other two entities are included in investments in nonconsolidated affiliates in the Company’s consolidated financial statements consistent with prior presentation.

2011 Activity

In March 2011, the Company terminated its 40% limited ownership interest in and management agreement with a limited liability company formed to provide radiation therapy services in the state of New York and recorded an impairment charge of $48,000 to reduce its carrying value in the investment to zero, its estimated fair value. During the second quarter of 2011, the Company concluded that its cost method investment in a lithotripsy service provider was impaired and the Company recorded an impairment charge of $41,000 to reduce its investment to zero, its estimated fair value. During the fourth quarter of 2011, the Company recorded a pretax charge of $0.7 million to reduce the carrying value of partnership interests in USMD Arlington (see Note 10). These impairments are included in impairment of investments in nonconsolidated affiliates on the consolidated statement of operations.

Effective September 30, 2011, one of the Company’s investees sold its operating assets (excluding cash and accounts receivable) to a third party and as part of the same transaction, paid the Company a fee to terminate the management agreement between the investee and the Company. The Company recognized other operating revenue of $3.7 million on termination of this contract.

Other

At December 31, 2012, the carrying value of the investments in USMD Arlington and USMD Fort Worth is greater than the Company’s equity in the underlying net assets of the hospitals by $22.8 million due primarily to recording ownership interests at fair value in connection with the Contribution in 2012 and deconsolidation of the hospitals in 2010, net of impairment.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

Summarized combined financial information for the Company’s nonconsolidated affiliates accounted for under the equity method is as follows (in thousands):

	December 31,
	2012	2011
Current assets	$38,146	$31,829
Noncurrent assets	85,090	78,258
Current liabilities	27,175	19,280
Noncurrent liabilities	49,675	57,866

	Years Ended December 31,
	2012	2011
Revenue	$129,030	$132,412
Income from operations	28,701	27,369
Income from continuing operations	25,362	20,739
Net income	25,362	20,739

At December 31, 2012, USMD Arlington and USMD Forth Worth were significant equity investees, as that term is defined by SEC Regulation S-X Rule 8-03(b)(3). Financial information for USMD Arlington and USMD Forth Worth is included in the summarized information above and is as follows individually (in thousands):

Year Ended December 31, 2012
USMD Arlington:
Revenue	$84,936
Income from operations	17,836
Income from continuing operations	15,264
Net income	15,264

USMD Fort Worth:
Revenue	$37,092
Income from operations	7,824
Income from continuing operations	7,097
Net income	7,097

Note 6 – Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Leasehold improvements	$11,723	$118
Furniture and equipment	20,587	8,871
Software	2,857	1,169

Gross property and equipment	35,167	10,158
Less: accumulated depreciation and amortization	(8,964)	(7,088)

Property and equipment, net	$26,203	$3,070

Property and equipment depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $2.7 million and $0.9 million, respectively.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

Assets recorded under capital lease arrangements included in property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Furniture and equipment	$1,499	$1,347

Gross assets recorded under capital leases	1,499	1,347
Less: accumulated amortization	(595)	(318)

Net assets recorded under capital leases	$904	$1,029

Amortization expense pertaining to property and equipment under capital lease arrangements is included with depreciation and amortization expense in the consolidated statements of operations.

Note 7 – Goodwill and Other Intangible Assets

The following table sets forth the goodwill activity for each of the Company’s reporting units during the years ended December 31, 2012 and 2011 (in thousands):

	Physician and Ancillary Services	Cancer Treatment Services	Lithotripsy Services	Total
Balance at January 1, 2011
Goodwill	$4,907	$—	$8,306	$13,213
Accumulated impairment	—	—	(3,409)	(3,409)

	4,907	—	4,897	9,804
Tax benefit applied to goodwill	—	—	(1,469)	(1,469)
Balance at December 31, 2011
Goodwill	4,907	—	6,837	11,744
Accumulated impairment	—	—	(3,409)	(3,409)

	4,907	—	3,428	8,335
Increase due to business combination	55,707	54,219	—	109,926
Balance at December 31, 2012
Goodwill	60,614	54,219	6,837	121,670
Accumulated impairment	—	—	(3,409)	(3,409)

	$60,614	$54,219	$3,428	$118,261

In addition to $86.4 million of goodwill recorded as a direct result of the allocation of assets acquired and liabilities assumed in the Contribution, the Company recorded $23.5 million of goodwill associated with deferred tax liabilities recorded in connection with investments and amortizable intangible assets acquired in the Contribution. In estimating the fair value of the Company’s reporting units, management makes estimates and judgments about future cash flows and market valuations using a combination of income and market approaches, respectively, defined as Level 3 inputs under the fair value measurement hierarchy. In performing its impairment analyses, the Company relied primarily on an income approach, specifically a discounted cash flow analysis, which includes assumptions for, among other factors, discount rates, cash flow projections, growth rates and terminal value rates, all of which require significant judgment. The Company updates specific assumptions at the date of each impairment test to incorporate current industry and Company-specific risk factors from the perspective of a market participant.

The components of amortizable intangible assets consist of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$5,246	$(351)	$4,895	$567	$(261)	$306
Trade name – Impel	462	(31)	431	—	—	—
Customer relationships	767	(85)	682	—	—	—
Noncompete agreements	12,488	(416)	12,072	—	—	—

	$18,963	$(883)	$18,080	$567	$(261)	$306

Aggregate amortization expense for the years ended December 31, 2012 and 2011, totaled $0.6 million and $37,000, respectively. The Company expects to incur intangible asset amortization expense of $1.8 million for the next three years and $1.5 million for the following two years. The carrying value of indefinite lived trade names, which are not subject to amortization, at December 31, 2012 and 2011, is $10.7 million and zero, respectively. The weighted average period before the next renewal period for management agreements is 28.4 years.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

Note 8 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Accrued expenses	$2,302	$1,097
Accrued bonus	1,469	974
Accrued payables	822	—
Income taxes payable	468	230
Other accrued expenses	806	441

	$5,867	$2,742

Note 9 – Long-Term Debt, Capital Lease Obligations and Other Long-Term Liabilities

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,
	2012	2011
Holdings:
Credit Agreement term debt	$19,938	$—
Subordinated notes payable	4,328	7,989
Other note payable	185	—

	24,451	7,989
Consolidated lithotripsy entities:
Notes payable	1,270	155
Capital lease obligations	848	1,060

	2,118	1,215

Total long-term debt and capital lease obligations	26,569	9,204
Less: current portion	(5,520)	(1,594)

Long-term debt and capital lease obligations, less current portion	$21,049	$7,610

Holdings

Credit Agreement

On August 31, 2012, in connection with the Contribution, Holdings and its wholly owned subsidiaries (collectively “Borrower”) entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, and additional lenders (the “Credit Agreement”). The Credit Agreement provides for a Term Loan Credit Facility (“Term Loans”) in an aggregate principal amount of $21.0 million and a Revolving Credit Facility (“Revolver”) in an aggregate principal amount of $10.0 million. Proceeds from borrowings under the Term Loans were used to repay existing debt of the acquired businesses and to repay in whole or in part certain of the Company’s related party debt. Proceeds from borrowings under the Revolver are available solely to finance working capital of the Company. The Company has not borrowed any amounts under the Revolver.

In connection with these borrowings, the Company incurred debt issue costs of $437,000, of which $51,000 was amortized during the year ended December 31, 2012; the remaining balance will be amortized through August 2017 using the effective interest method.

The obligations under the Credit Agreement are secured by substantially all the tangible and intangible assets of the Borrower to the extent permitted by applicable law and subject to certain exceptions.

The Credit Agreement contains a number of covenants that, among other things, will limit or restrict the ability of the Borrower to dispose of assets, incur additional indebtedness, make dividends and other restricted payments, create liens securing other indebtedness or enter into restrictive agreements. In addition, commencing with the fiscal quarter ending on December 31, 2012, the Company is subject to a financial covenant that requires it to maintain a fixed charge coverage ratio greater than or equal to 1.50:1.00 for any period of four consecutive fiscal quarters. However, for the fiscal quarters ending on December 31, 2012, March 31, 2013 and June 30, 2013, the fixed charge coverage ratio shall be determined for the period commencing on October 1, 2012 and ending on the last day of such fiscal quarter.

The Credit Agreement requires the Company to maintain a compensating balance of $5.0 million as collateral related to its borrowings under the Credit Agreement. The Credit Agreement provides that the balance shall be held in an account at the Company’s Administrative Agent bank.

The Term Loans consist of the Tranche A Term Loan with an aggregate principal amount of $12.5 million, the Tranche B Term Loan with an aggregate principal amount of $3.5 million, and the Tranche C Term Loan with an aggregate principal amount of $5.0 million. Interest on the Term Loans is due monthly. The Tranche A Term Loan accrues interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00% (3.25 % at December 31, 2012) and matures on

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

August 31, 2017. Scheduled quarterly principal payments of $625,000 began on December 31, 2012. The Tranche B Term Loan accrues interest at the 30 day LIBOR plus a margin of 3.50% (3.75% at December 31, 2012) and matures on August 31, 2014. Scheduled quarterly principal payments of $437,500 began on December 31, 2012. The Tranche C Term Loan accrues interest at the 30 day LIBOR plus a margin of 1.25% (1.50% at December 31, 2012) and matures on August 31, 2017. The outstanding principal balance and any unpaid interest will be due upon the Tranche C Term Loan maturity date. At December 31, 2012, outstanding borrowings under the Term Loans totaled $19.9 million.

At the Company’s election, the interest rates applicable to the Revolver will be based on (1) the Administrative Agent Prime Rate plus a margin of 0.50% or (2) 30 day LIBOR plus a margin of 3.00%. On February 28, 2013, the Company entered into Amendment No. 1 to the Credit Agreement extending the Revolver termination date one year, to February 28, 2014. An unused commitment fee is payable on the undrawn portion of the Revolver at a rate of 0.25% per annum.

Subordinated Related Party Notes Payable

On May 12, 2008, the Company issued a $760,000 subordinated note payable to a former officer and shareholder of the Company to repurchase shares of the Company’s common stock held by the individual. The note was paid in full on April 30, 2012.

Effective January 1, 2007, the Company acquired the remaining 59.4% of partnership interests in U.S. Lithotripsy L.P. in exchange for cash of $1.2 million and notes payable totaling $9.7 million. Two of the notes were paid in full on August 31, 2012. At December 31, 2012, the remaining balances of subordinated notes payable are due to two individuals who are current members of the Company’s Board of Directors. Borrowings under the notes are secured by substantially all present and future assets of U.S. Lithotripsy L.P. and the partnership interests redeemed as part of the transaction. This secured interest is subordinated to the Credit Agreement.

Monthly principal and interest payments of $80,000 are due on the notes through maturity on December 31, 2021. Interest accrues at a fixed rate of 9.00%, subject to a premium of 1.00% under certain payment options available to the Company. At December 31, 2012 and 2011, outstanding borrowings under the notes totaled $4.3 million and $7.3 million at a fixed rate of 9.0%, respectively.

Consolidated Lithotripsy Entities

Notes Payable

During the third quarter of 2012, one of the Company’s consolidated lithotripsy partnerships acquired equipment totaling $0.5 million. Financing agreements were not finalized at December 31, 2012; however, the entity executed a note payable agreement in the first quarter of 2013 to finance the full amount of the purchased equipment. The note bears a fixed interest rate of 3.87% and principal and interest payments are due monthly in 48 equal installments of $10,390 until maturity in January, 2017. The note is secured by the financed equipment. At December 31, 2012, $0.1 million and $0.4 million of the balance are recorded in other current liabilities and other long-term liabilities, respectively.

Effective late December 2011, three consolidated lithotripsy service providers purchased equipment totaling $1.3 million. Financing agreements were not finalized at December 31, 2011; however, the entities executed agreements in the first quarter of 2012 to finance the full amount of the purchased equipment and an additional $0.1 million of purchased equipment. The notes payable bear fixed interest rates ranging from 3.97% to 4.75%. One of the notes requires 36 equal monthly payments and matures in March 2015. The remaining two notes require 60 equal monthly payments and mature in March 2017. At December 31, 2012, outstanding borrowings under the three notes totaled $1.3 million. The individual notes are generally secured by the assets of the individual entity and are guaranteed by the respective owners.

Long-Term Debt Maturities

Maturities of the Company’s long-term debt are as follows as of December 31, 2012 (in thousands):

Year Ending December 31,
2013	$5,233
2014	4,885
2015	3,506
2016	3,491
2017	7,854
Thereafter	752

Total	$25,721

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

Capital Lease Obligations

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2012 are as follows:

Year Ending December 31,
2013	$345
2014	318
2015	282
2016	8

Total minimum lease payments	953
Less: amounts representing estimated taxes, maintenance and insurance amounts included in the total above	—

Net minimum capital lease payments	953
Less: amount representing interest	(105)

Present value of minimum lease payments	848
Less: current portion of capital lease obligations	(287)

Capital lease obligations, less current portion.	$561

Note 10 – Fair Value Measurements

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

The Company measures its nonfinancial assets including property and equipment, goodwill, other intangible assets and investments in nonconsolidated affiliates at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets.

During 2011, the Company recorded a pretax charge of $0.7 million to reduce the carrying value of its partnership interests in USMD Arlington to its estimated fair value. In connection with the Company’s commitment to enter into a business combination, a valuation of the Company’s business units and partnership interests was conducted as of December 31, 2011 that indicated that the fair value of the Company’s investment in USMD Arlington had declined from its carrying value on an other than temporary basis. The valuation primarily relied on an income approach – discounted cash flow analysis and included assumptions for discount rates, cash flow projections, growth rates and terminal values. The valuation is considered a Level 3 fair value measurement under the fair value hierarchy. The decline in USMD Arlington fair value resulted from revisions in estimates relating to patient volumes and case mix.

Fair Value of Other Financial Instruments

Other financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt. The carrying value and estimated fair value of the Company’s other financial instruments that do not approximate fair value are set forth in the table below (in thousands). The carrying value of other financial instruments with a short-term or variable-rate nature approximate fair value and are not presented.

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Subordinated related party notes payable	$4,328	$5,078	$7,989	$10,131
Consolidated lithotripsy entity notes payable	1,270	1,273	59	60
Other long-term liabilities	461	461	1,335	1,335
Other notes payable	185	194	—	—

        The Company determines the fair value of its long-term debt using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt (Level 3). Quoted market prices are not available for the Company’s long-term debt or other notes payable. The Company’s consolidated lithotripsy entities enter into term notes for equipment; borrowing rates are based on individual entity creditworthiness. At December 31, 2012, the Company estimated current borrowing rates for the lithotripsy entity notes payable by adjusting the discount factor of the obligations at December 31, 2012 by the variance in borrowing rates between the inception dates and balance sheet date (Level 3). Management noted no significant events that would otherwise affect the borrowers’ creditworthiness. At December 31, 2012 and December 31, 2011, the carrying value of other long-term liabilities approximated fair value due to recent inception.

Note 11 – Deferred Compensation Plans

Deferred Compensation – Nonqualified Income Plan

Upon consummation of the Contribution, the Company acquired a nonqualified deferred compensation plan (the “Income Plan”) previously managed and held by MCNT and Impel. In order to partially fund the Income Plan, MCNT historically purchased corporate owned life insurance policies on the Income Plan participants; these life insurance policies were also acquired in the Contribution. Upon consummation of the Contribution, a change of control occurred as defined by the Income Plan document, requiring the Income Plan’s account balances be distributed to its participants within 90 days of the change in control, or sooner if required by Internal Revenue Service Regulations. During September 2012, the Company surrendered the life insurance policies to the issuer for their cash surrender value in the aggregate amount of $3.2 million. Effective September 20, 2012, the Company distributed all amounts due to participants in the aggregate amount of $3.7 million. Effective October 1, 2012, the Income Plan was dissolved and terminated.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

Deferred Compensation – Nonqualified Savings Plan

Upon consummation of the Contribution, the Company adopted a nonqualified deferred compensation savings plan (the “Savings Plan”) previously managed and held by MCNT. The Savings Plan is a nonqualified deferred compensation plan that is unfunded and was maintained primarily for the purpose of providing deferred compensation benefits to participating employees. The Savings Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code and the required provisions of ERISA. Once the Contribution occurred, the plan participant accounts were effectively frozen; no additional contributions can be made. When a participant terminates employment for any reason, he or she is entitled to begin receiving their accrued benefit. Distributions will be made in five equal annual installments, with the first installment payment to be made on the first anniversary of the participant’s termination. The Savings Plan accounts are not held in a trust for the exclusive benefit of the participants and, therefore, remain subject to the claims of the Company’s creditors. Savings Plan account balances may be used to guarantee the Company’s Revolver or as otherwise deemed necessary by the Company’s management.

At December 31, 2012, the Company’s deferred compensation obligation under the Savings Plan totaled $4.9 million and is classified as a long-term liability in the accompanying consolidated balance sheet.

Note 12 – Income Taxes

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2012	2011
Current:
Federal	$80	$2,891
State	178	92

Total current	258	2,983

Deferred:
Federal	1,229	(31)
State	—	—

Total deferred	1,229	(31)

Provision for income taxes	$1,487	$2,952

A reconciliation of the actual tax rate to the statutory U.S. tax rate is as follows:

	Years Ended December 31,
	2012	2011
Federal statutory rate	35.0%	35.0%
State income taxes, net of federal tax benefit	0.8	0.4
Net income attributable to noncontrolling interests	(26.8)	(24.8)
Benefit applied to goodwill	—	0.5
Other comprehensive income	—	0.1
Other	0.7	4.3

Effective tax rate for income from operations	9.7%	15.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

	December 31,
	2012	2011
Deferred tax assets:
Intangible assets	$497	$70
Net operating losses	867	—
Deferred revenue and deferred compensation	1,921	—
Allowance for doubtful accounts	452	—
Property and equipment	—	30
Facilitative acquisition costs	385	362
Share-based payment expense	791	453
Goodwill	410	—
Other	802	9

Total deferred tax assets	6,125	924

Deferred tax liabilities:
Partnership investments	(13,593)	(3,757)
Property and equipment	(5,358)	(157)
Intangible assets	(9,915)	—
Other	(319)	—

Total deferred tax liabilities	(29,185)	(3,914)

Net deferred tax liabilities	$(23,060)	$(2,990)

Current deferred tax assets	$1,048	$116
Noncurrent deferred tax assets	5,077	808
Current deferred tax liabilities	(319)	—
Noncurrent deferred tax liabilities	(28,866)	(3,914)

Net deferred tax liabilities	$(23,060)	$(2,990)

The Company has performed an evaluation and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements for any year presented, nor have any changes occurred in uncertain tax positions in any year presented. The evaluation was performed for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2012, which includes the tax years 2006 through 2012.

Note 13 – Share-Based Payment

Pursuant to its 2010 USMD Holdings, Inc. Equity Compensation Plan (the “Plan”), the Company may grant equity awards to employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. The terms of the Plan provide for the reservation of up to 1,000,000 shares of common stock for issuance under the Plan, including a maximum of 900,000 shares issued pursuant to stock options and 100,000 shares issued pursuant to restricted stock and stock appreciation rights. At December 31, 2012, the Company had 578,192 shares available for grant under the Plan.

In connection with the Contribution, which was accounted for as a reverse acquisition by USMD into Holdings, all outstanding USMD (the accounting acquirer) historical stock options (the “Historical Options”) were replaced with options to purchase 201,807 shares of Holdings (legal acquirer) common stock (the “Replacement Options”). The Company has accounted for the exchange of Historical Options for the Replacement Options as modifications of historical USMD option awards. In accordance with GAAP, the Company recognizes incremental share-based payment expense as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms were modified. The Replacement Options were issued for the number of shares and at a grant date share price equivalent to the Historical Options’ original terms, as converted to Holdings’ equivalents at the same conversion ratio that USMD common stock was exchanged for Holdings common stock in the Contribution. However, certain Replacement Options’ grant-date contractual and expected lives exceeded the Historical Options’ remaining lives, resulting in incremental fair value. The Company calculated $149,000 of incremental value, which was recognized over a term of three months following the Contribution, the implicit service period of the options.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

The fair value of share-based payment awards on the date of grant is estimated using the Black-Scholes option pricing model, which requires the Company to make certain predictive assumptions. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the award. As a recently formed public entity with a small public float and very limited trading of its public common shares on the NASDAQ stock market, it was not practicable for the Company to estimate the volatility of its common shares; therefore, management estimated volatility based on the historical volatilities of a small group of companies considered as close to comparable to the Company as available and an industry index, all equally weighted, over the expected term of the option. Management concluded that this group is more characteristic of the Company’s business than a broad industry index. The expected life of awards granted represents the period of time that the awards are expected to be outstanding based on the “simplified” method, which is allowed for companies that cannot reasonably estimate the expected life of options based on its historical award exercise experience. The Company does not expect to pay dividends on its common stock. Due to the nature of the issuances, the company estimated zero option forfeitures. Share-based payment expense is recorded only for those awards that are expected to vest. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows:

	Years Ended December 31,
	2012	2011
Risk-free interest rate	0.64%	1.20%
Expected volatility of common stock	51.3%	55.0%
Expected life of options	5.0 years	6.0 years
Dividend yield	0.00%	0.00%

The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of exchange traded options, and therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of stock options. A summary of stock option activity for the year ended December 31, 2012 is as follows:

Options	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	212,217	$23.69	5.85	$207,161
USMD options exchanged in the Contribution for Holdings options	(201,807)	23.92
Granted	321,807	24.26
Exercised	—	—
Forfeited and expired	(10,410)	19.90

Outstanding as of December 31, 2012	321,807	$24.26	6.12	$—

Vested at December 31, 2012	175,092	$23.77	5.78	$—
Exercisable at December 31, 2012	175,092	$23.77	5.78	$—

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2012 and 2011 was $7.18 and $7.24, respectively. To date, there have been no exercises of stock options under the Plan. The fair value of stock options vested and share-based payment expense recognized for the years ended December 31, 2012 and 2011 was $515,000 and $579,000, respectively, and is included in salaries, wages and employee benefits.

At December 31, 2012, the Company had 146,715 nonvested stock option awards with a weighted-average grant-date fair value of $5.38. At December 31, 2012, the total unrecognized compensation costs related to nonvested share-based payment awards was $809,000, which is expected to be recognized over a remaining weighted-average period of 3.3 years.

As additional consideration in the Contribution, on August 31, 2012, Holdings issued to Ventures non-employee options to purchase 68,974 shares of Holdings’ common stock (“Ventures Options”). The Ventures Options vested immediately and expire five years from the grant date. The weighted-average grant-date fair value of the Ventures Options was $6.96 calculated using the Black-Scholes model with a risk-free interest rate of 0.26%, expected volatility of 46.6% and a simplified expected life of 2.5 years. The $0.5 million fair value of the Ventures Options was recorded to goodwill and additional paid-in capital.

        On August 31, 2012, 33,500 shares of Holdings’ restricted common stock held by nonemployees became unrestricted shares. On that same date, the Company recorded $357,000 of share-based payment expense, the fair value of the total unrecognized cost of the shares, which is included in other operating expenses.

Note 14 – Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. In accordance with reverse acquisition accounting, the Company’s weighted-average number of common shares outstanding and potentially dilutive common shares have been retroactively adjusted to reflect the legal capital of the Company after the Contribution. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share and the computation of basic and diluted earnings per share (in thousands, except per share data):

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

	Years Ended December 31,
	2012	2011
Numerator :
Net earnings attributable to USMD Holdings, Inc.	$2,100	$2,658

Denominator :
Weighted-average common shares outstanding	5,739	3,587
Effect of potentially dilutive securities:
Stock options	5	8

Weighted-average common shares outstanding assuming dilution	5,744	3,595

Earnings per share attributable to USMD Holdings, Inc.
Basic	$0.37	$0.74
Diluted	$0.37	$0.74

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of dilutive stock options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. At December 31, 2012 and 2011, the computation of dilutive shares excludes 368,255 and 183,465 stock options, respectively, with a weighted-average exercise price of $24.84 per share because the exercise price of these outstanding options was greater than the average market price of the Company’s common shares and, therefore, was anti-dilutive to the computation.

Note 15 – Private Placement Memorandum

On June 19, 2012, pursuant to a private placement memorandum, USMD offered to certain qualified investors shares of common stock of USMD. Prior to the closing of the Contribution, USMD completed the offering and issued shares of common stock in exchange for aggregate investment proceeds of $980,000 received from investors. The proceeds of the offering provided additional working capital for the Company and increased the number of record holders of common stock of USMD.

Note 16 – Commitments and Contingencies

Financial Guarantees

As of December 31, 2012, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $14.2 million. The guarantees provide for recourse against the investee; however, if the Company were required to perform under the guarantees, recovery of any amount from investees would be unlikely. The remaining terms of these guarantees range from three to 76 months. The Company records a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

Loss Contingencies

Two of the Company’s executives were previously employed by Impel and were parties to individual Executive Change in Control Agreements (“CIC Agreements”) with Impel. The CIC Agreements provide for the payment of severance compensation to the executives if, within 24 months after a “change in control” of Impel occurs, the executive is terminated without cause or resigns for “good reason” as defined in the CIC Agreements. The closing of the Contribution constitutes a “change in control” as that term is defined in the CIC Agreements and the Company has assumed any obligations to these executives associated with the CIC Agreements. The Company has not recorded a liability for this matter as management believes it is not probable that the executives will be terminated without cause or will terminate for good reason and attempt to collect severance compensation under the CIC agreements. However, if the executives were to attempt to exercise their rights under the CIC agreements and recover severance compensation, the Company could be subject to a loss ranging from zero to $2.6 million.

Litigation

        The Company is from time to time subject to litigation, and related claims and arbitration matters arising in the ordinary course of business, including claims relating to contracts and financial obligations, partnership or joint venture entity disputes, and with respect to USMD Physician Services, claims arising for the provision of professional medical services to patients. In some cases, plaintiffs may seek damages, including punitive damages that may not be covered by insurance. In other cases, claims may not be covered by insurance at all. The Company maintains professional and general liability insurance through commercial insurance carriers for claims and in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope and amount of coverage in effect. The Company expenses as incurred legal costs associated with litigation or other loss contingencies.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2012

At December 31, 2012, a subsidiary of the Company and one or more of its affiliates were subject to four medical negligence lawsuits. In three of these cases the parties were in the early stages of discovery and the plaintiffs had not made specific demands for damages. One of these cases was dismissed in February 2013. In one case, the plaintiff has made a demand for damages but discovery has not yet been completed and there have been only limited settlement discussions between the parties. In all cases, due to these circumstances, the Company is unable to estimate a range of loss. The Company is insured against such claims, and believes based on the facts known to date that any damage award related to such claims would be recoverable from its insurer.

Gain Contingency

On October 26, 2012, a subsidiary of the Company entered into a settlement agreement with an entity to which the subsidiary had provided management services under a long term contract. The entity agreed to pay the Company the sum of $650,000 to settle certain claims between the Company and the entity arising from the entity’s early termination of the contract. The settlement agreement provides that the entity will pay to the Company $100,000 by November 25, 2012 and thereafter fifty-five monthly installments of $10,000 on the first day of each month beginning December 1, 2012. The Company has concluded that collection of the settlement amount is not reasonably assured and will therefore record the gain as amounts are collected. As of December 31, 2012, the Company had received $110,000 associated with this settlement and recorded the amount in management services revenue on the Company’s statement of operations.

Operating Lease Commitments

The Company leases certain medical and corporate office space and medical and office equipment under non-cancelable operating lease agreements expiring at various dates through 2027. The facility leases generally include renewal options with terms to be negotiated at the time of renewal and also generally require the lessee to pay all executory costs such as maintenance and insurance. Facility leases may or may not contain provisions for future rent increases, rent free periods or periods in which rent payments are reduced (abated). Total rental payments due over the lease term are charged to rent expense using the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent in the accompanying consolidated balance sheet. In addition, facility leases may or may not include a provision for a tenant allowance to be used for build out of the leased space; the build out is managed and controlled by the lessor. Tenant allowances are credited to deferred rent and amortized as reductions to rent expense over the lease term and the related leasehold improvements are recorded and amortized over the shorter of their economic lives or the lease term.

Effective October 26, 2012, the Company amended its corporate headquarters’ lease to include in the long-term lease agreement certain space being rented conditionally and expand the total space under rent. The total commitment under the lease amendment net of rent abatement and tenant allowance is $4.6 million and the lease expires December 31, 2022. Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
Years Ending December 31,
2013	$10,399	$(88)	$10,311
2014	9,189	(90)	9,099
2015	8,690	(92)	8,598
2016	7,065	(94)	6,971
2017	6,309	(97)	6,212
Thereafter	31,231	(797)	30,434

Total	$72,883	$(1,258)	$71,625

One of the Company’s lease agreements includes a commitment for the Company to lease an additional 10,000 square feet of space in the building within five years from the date of occupancy, which is expected to be in April 2013. The commitment calls for monthly rent equal to the current rate in effect as per that agreement, expected to approximate $200,000 per year plus expenses.

Note 17 – Employee Benefit Plans

The Company provides 401(k) defined contribution plans for all eligible employees. The Company matches amounts contributed by employees, up to 6.0% of the employee’s base compensation. Retirement benefits equal the amounts accumulated to the employee’s individual account at the date of retirement. The Company’s contributions to the plans totaled $0.9 million and $0.4 million in 2012 and 2011, respectively.

Note 18 – Subsequent Events

Pursuant to its 2010 USMD Holdings, Inc. Equity Compensation Plan, on March 11, 2013, the Company granted share-based compensation in the form of 47,011 shares of its common stock to certain executives and members of senior management in payment of all or a portion of their bonuses accrued at December 31, 2012. The shares were granted without restriction.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and ii) that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We are in the process of integrating the acquired businesses’ operations including internal controls and processes. We are also in the process of extending to the acquired businesses and their processes our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act.

Except for changes associated with the businesses acquired in the Contribution, there have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. The design of an internal control system is based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that an internal control will be effective under all potential future conditions. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to the financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

As described elsewhere in this Annual Report on Form 10-K, on August 31, 2012 we completed a multi-entity business combination referred to as the Contribution. The acquired businesses of Holdings, UANT, MCNT and Impel represent 71% of our total assets at December 31, 2012 and 57% and 176% of net operating revenue and net income attributable to USMD Holdings, Inc., respectively, for the year then ended. Securities and Exchange Commission guidance permits the exclusion of an assessment of the effectiveness of a registrant’s internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment in which to conduct that assessment. As such, management has excluded the internal controls and processes of the businesses acquired in the Contribution in its assessment and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2012.

In making its assessment, management used the criteria for internal control over financial reporting described in Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment includes an evaluation of the design of internal control over financial reporting and testing the operating effectiveness of internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be included by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2012.

Item 11.	Executive and Director Compensation

The information required to be included by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be included by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2012.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be included by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2012.

Item 14.	Principal Accountant Fees and Services

The information required to be included by this item will be included in our proxy statement for the 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2012.

Item 15.	Exhibits

Exhibit No.	Description

2.1	Contribution and Purchase Agreement, dated as of August 19, 2010, by and the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

2.2	Amendment to the Contribution and Purchase Agreement, dated as of February 9, 2012, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on March 8, 2012)

3.1	Certificate of Incorporation of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

3.2	Bylaws of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

10.1	2010 Equity Compensation Plan of Registrant (incorporated by reference to Exhibit 10.1 of registrant’s Annual Report on Form 10-K filed on March 30, 2012)

10.2	Agreement and Plan of Merger dated as of December 1, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas, P.A. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on December 7, 2011)

10.3	Agreement and Plan of Merger dated as of December 15, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, L.L.C. and Impel Management Services, L,L.C. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on December 19, 2011)

10.4	First Amendment to Agreement and Plan of Merger dated as of May 21, 2012 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas P.A (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

10.5	First Amendment to Agreement and Plan of Merger dated as of May 21, 2012 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, LLC and Impel Management Services, L.L.C. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2012)

10.6	Credit Agreement dated as of August 31, 2012 by and among Registrant, the lenders from time to time party thereto and J.P. Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

10.7	Form of Severance Agreement for Christopher Dunleavy (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed on October 9, 2012)

10.8	Amendment No. 1 to Credit Agreement dated February 28, 2013 by and among USMD Holding, Inc., certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 6, 2013)

21.1	Subsidiaries of the Registrant

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ John House By: John House, M.D.
Title: Chairman of the Board and Chief Executive Officer
Dated: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John House John House, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 1, 2013

/s/ Gary Rudin Gary Rudin	President, Chief Operating Officer and Director	April 1, 2013

/s/ Christopher Dunleavy Christopher Dunleavy	Chief Financial Officer (Principal Financial Officer)	April 1, 2013

/s/ Gordon Davis Gordon Davis	Chief Accounting Officer (Principal Accounting Officer)	April 1, 2013

/s/ Steven Brock Steven Brock, M.D.	Director	April 1, 2013

/s/ Darcie Bundy Darcie Bundy	Director	April 1, 2013

/s/ Breaux Castleman Breaux Castleman	Director	April 1, 2013

/s/ Patrick Collini Patrick Collini, M.D.	Director	April 1, 2013

/s/ Charles Cook Charles Cook, M.D.	Director	April 1, 2013

/s/ Russell Dickey Russell Dickey, M.D.	Director	April 1, 2013

/s/ James Saalfield James Saalfield, M.D.	Director	April 1, 2013

/s/ Paul Thompson Paul Thompson, M.D.	Director	April 1, 2013

/s/ Khang Tran Khang Tran, M.D.	Director	April 1, 2013