Form 10-Q
period 2013-03-31
USMD Holdings, Inc.
filed 2013-05-15
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

The registrant had 10,080,511 shares of common stock outstanding as of May 8, 2013.

PART I FINANCIAL INFORMATION

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,263	$6,878
Restricted cash	5,000	5,000
Accounts receivable, net of allowance for doubtful accounts of $1,694 at March 31, 2013 and $1,127 at December 31, 2012, respectively	22,973	20,615
Inventories	765	782
Deferred tax assets	1,253	1,048
Prepaid expenses and other current assets	2,195	2,584

Total current assets	37,449	36,907
Property and equipment, net	25,410	26,203
Investments in nonconsolidated affiliates	34,754	35,892
Goodwill	118,065	118,261
Intangible assets, net	28,338	28,786
Other assets	403	386
Deferred tax assets	4,470	5,077

Total assets	$248,889	$251,512

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,938	$3,318
Accrued payroll	9,723	9,813
Other accrued liabilities	5,667	5,867
Other current liabilities	998	1,115
Current portion of long-term debt	4,767	4,639
Current portion of related party long-term debt	608	594
Current portion of capital lease obligations	265	287
Deferred tax liabilities	213	319

Total current liabilities	24,179	25,952
Other long-term liabilities	947	1,300
Deferred compensation payable	4,771	4,898
Long-term debt, less current portion	15,914	16,754
Related party long-term debt, less current portion	3,577	3,734
Capital lease obligations, less current portion	492	561
Deferred tax liabilities	28,470	28,866

Total liabilities	78,350	82,065
Commitments and contingencies
Equity:
USMD Holdings, Inc. stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,080,511 and 10,033,500 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively;	101	100
Additional paid-in capital	154,177	153,444
Retained earnings	12,727	12,671
Accumulated other comprehensive loss	(9)	(16)

Total USMD Holdings, Inc. stockholders’ equity	166,996	166,199
Noncontrolling interests in subsidiaries	3,543	3,248

Total equity	170,539	169,447

Total liabilities and equity	$248,889	$251,512

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Patient service revenue	$46,486	$—
Provision for doubtful accounts related to patient service revenue	(855)	—

Net patient service revenue	45,631	—
Management services revenue	5,982	6,020
Lithotripsy revenue	5,279	5,205

Net operating revenue	56,892	11,225

Operating expenses:
Salaries, wages and employee benefits	37,459	5,476
Medical supplies and services expense	5,280	102
Rent expense	3,399	130
Provision for doubtful accounts	(36)	36
Other operating expenses	6,514	1,891
Depreciation and amortization	1,943	265

Total operating expenses	54,559	7,900

Income from operations	2,333	3,325

Other income (expense):
Interest expense, net	(315)	(206)
Equity in income of nonconsolidated affiliates, net	820	301
Recovery of investments in nonconsolidated affiliates	—	14
Other income, net	58	2

Total other income, net	563	111

Income before provision for income taxes	2,896	3,436
Provision for income taxes	356	327

Net income	2,540	3,109
Less: net income attributable to noncontrolling interests	(2,484)	(2,726)

Net income attributable to USMD Holdings, Inc.	$56	$383

Earnings per share attributable to USMD Holdings, Inc.
Basic	$0.01	$0.11
Diluted	$0.01	$0.11
Weighted average common shares outstanding
Basic	10,044	3,587
Diluted	10,044	3,596

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$2,540	$3,109
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	7	6

Total other comprehensive income	7	6

Comprehensive income	2,547	3,115
Less: comprehensive income attributable to noncontrolling interests	(2,484)	(2,726)

Comprehensive income attributable to USMD Holdings, Inc. common stockholders	$63	$389

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	USMD Holdings, Inc. Common Stockholders’ Equity						Noncontrolling Interests in Subsidiaries	Total Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total USMD Holdings, Inc.
	Shares Outstanding	Par Value
Balance at December 31, 2012	10,034	$100	$153,444	$(16)	$12,671	$166,199	$3,248	$169,447
Net income	—	—	—	—	56	56	2,484	2,540
Foreign currency translation adjustments,net of tax	—	—	—	7	—	7	—	7
Share-based payment	47	1	733	—	—	734	—	734
Capital contributions from noncontrolling shareholders	—	—	—	—	—	—	223	223
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(2,412)	(2,412)

Balance at March 31, 2013	10,081	$101	$154,177	$(9)	$12,727	$166,996	$3,543	$170,539

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,540	$3,109
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	819	36
Depreciation and amortization of property and equipment	1,943	265
Amortization of intangible assets and debt issuance costs	494
Gain on sale of assets	(53)	—
Equity in income of nonconsolidated affiliates, net	(820)	(301)
Distributions from nonconsolidated affiliates	2,165	128
Share-based payment expense	87	90
Recovery of investments in nonconsolidated affiliates	—	14
Deferred income tax provision	96	70
Change in operating assets and liabilities, net of effects of initial consolidation of investee:
Accounts receivable	(3,177)	(465)
Inventories	17	—
Prepaid expenses and other assets	389	21
Current liabilities	(1,034)	(926)
Other noncurrent liabilities	(125)	—

Net cash provided by operating activities	3,341	2,041

Cash flows from investing activities:
Capital expenditures	(1,142)	(144)
Investments in nonconsolidated affiliates	(200)	—
Proceeds from sale of property and equipment	45	—
Increase in cash due to initial consolidation of investee	—	50

Net cash used in investing activities	(1,297)	(94)

Cash flows from financing activities:
Proceeds from long-term debt	—	96
Principal payments on long-term debt and capital lease obligations	(1,264)	(115)
Principal payments on related party long-term debt	(143)	(113)
Payment of debt issuance costs	(63)	—
Capital contributions from noncontrolling interests	223	44
Distributions to noncontrolling interests	(2,412)	(3,198)

Net cash used in financing activities	(3,659)	(3,286)

Net decrease in cash and cash equivalents	(1,615)	(1,339)
Cash and cash equivalents at beginning of year	6,878	10,822

Cash and cash equivalents at end of period	$5,263	$9,483

Supplemental non-cash investing information:
Other liabilities financed	$461	$1,335
Bonuses paid in common stock	$647	$—
Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$193	$39
Interest to related parties	$96	$162
Income tax	$558	$300

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

Description of Business:

USMD Holdings, Inc. (“Holdings” or the “Company”), is a Delaware corporation formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation (“USMD”), Urology Associates of North Texas, L.L.P., a Texas limited liability partnership (“UANT”), and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”) (such transaction, the “Contribution”). Holdings described this transaction in its Registration Statement on Form S-4 (as amended, the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) (File No. 333-171386). Prior to the consummation of the Contribution, on December 1, 2011, Ventures and Holdings entered into a merger agreement with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”), and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel Management Services, L.L.C., a Texas limited liability company (“Impel”), pursuant to which the businesses of MCNT and Impel were merged into subsidiaries of Ventures immediately prior to the Contribution and these businesses were contributed by Ventures to Holdings as part of the Contribution. Effective August 31, 2012, Holdings and the other parties consummated the Contribution (see Note 2).

The Company, an early-stage physician-led integrated health system, through its subsidiaries and affiliates, provides health care services to patients in physician clinics, hospitals and other health care facilities, and also provides management and operational services to hospitals, physician practices and other healthcare service providers. A wholly owned subsidiary of the Company is the sole member of a Texas Certified Non-Profit Healthcare Organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, the Company provides management and operational services to two short stay hospitals in the Dallas-Fort Worth, Texas metropolitan area and provides management and/or operational services to ten cancer treatment centers in four states and 22 lithotripsy service providers primarily located in the South Central United States. Of these managed entities, the Company has ownership interests in the two hospitals and 21 lithotripsy service providers. The Company also wholly owns and operates two clinical laboratories and one anatomical pathology laboratory in the Dallas-Fort Worth, Texas metropolitan area. In addition, the Company also owns and operates one cancer treatment center and one lithotripsy service provider in the Dallas-Fort Worth, Texas metropolitan area.

Basis of Presentation:

The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of the Company’s management, are necessary for fair presentation of the condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, entities more than 50% owned and other entities controlled by the Company. The Company consolidates limited partnerships in situations where it is the general partner and the limited partners do not have sufficient rights to overcome the general partner’s presumption of control. The Company eliminates all significant intercompany accounts and transactions in consolidation. The Company uses the equity method to account for investments in entities it does not control, but over which it has the ability to exercise significant influence on operating and financial policies. Consolidated net income attributable to USMD Holdings, Inc. includes the Company’s share of the net earnings of these entities.

As a result of the Contribution, the Company’s statements of operations, comprehensive income and cash flows for the three months ended March 31, 2012 only include the historical results of operations, comprehensive income and cash flows of USMD for that period. The Company’s statements of operations, comprehensive income and cash flows for the three months ended March 31, 2013 include the results of operations, comprehensive income and cash flows of the consolidated post-Contribution Company.

Out of Period Adjustment:

        In calculating the Company’s December 31, 2012 provision for income taxes, certain deferred rent activity that should have been attributed to the opening balance sheet of one of the companies acquired in the Contribution was incorrectly recorded as current period activity. This error resulted in an understatement of the provision for income taxes and overstatement of goodwill at December 31, 2012 in the amount of $196,000. For the three months ended March 31, 2013, the Company corrected this error by recording additional income tax provision of $196,000 and decreasing goodwill by the same amount. The impact of the out of period adjustment was not material to the consolidated results, financial position or cash flows for the year ended December 31, 2012, nor is it expected to be material to the consolidated results, financial position or cash flows for the year ending December 31, 2013.

Note 2 – Business Combination

The Business Combination and Allocation of Assets Acquired and Liabilities Assumed

On August 31, 2012, Holdings, USMD, UANT, Ventures, MCNT and Impel consummated the Contribution. The Contribution was accounted for as a reverse acquisition by USMD into Holdings, previously a business combination related shell company. Under reverse acquisition accounting, the financial statements are issued in the name of the legal parent (Holdings), but represent a continuation of the

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

accounting acquirer’s (USMD) financial statements, with an adjustment to retroactively restate USMD’s legal capital to reflect the legal capital of Holdings. The assets and liabilities of USMD continue at their pre-combination carrying values. The assets and liabilities of Holdings are recorded at fair value at the acquisition date, which, for Holdings, equaled their carrying values. The assets acquired and liabilities assumed from Ventures, UANT, MCNT and Impel (the “acquired businesses”) are recorded at their respective fair values at the acquisition date.

In connection with the Contribution, Holdings issued as consideration to the former owners of Ventures, UANT, MCNT and Impel, 6.4 million shares of its common stock with an estimated fair value of $158.1 million and options with an estimated fair value of $0.5 million to purchase 68,974 shares of its common stock. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Ventures, UANT, MCNT and Impel at the acquisition date (in thousands):

	August 31, 2012 (As initially reported)	Measurement Period Adjustments	August 31, 2012 (As adjusted)
Current assets	$25,069	$36	$25,105
Property and equipment	24,020	—	24,020
Investments	36,198	—	36,198
Other assets	7,240	—	7,240
Identifiable intangible assets	32,479	(3,377)	29,102
Goodwill	83,346	2,886	86,232
Liabilities assumed, other than long-term debt	(30,925)	455	(30,470)
Long-term debt	(18,832)	—	(18,832)

Net assets acquired and liabilities assumed	$158,595	$—	$158,595

As discussed in Note 1, in connection with the Contribution, for the three month period ended March 31, 2013, the Company reduced goodwill by $196,000. Since the date of the Contribution, the Company has substantially finalized the associated valuations; however, management continues to evaluate the accuracy of certain income tax and liability balances acquired in the Contribution and expects to conclude and finalize all adjustments in the second quarter of 2013.

Pro Forma Disclosures

The results of operations and cash flows of the acquired businesses are included in Holdings’ consolidated financial statements beginning September 1, 2012. For the three months ended March 31, 2013, the acquired businesses contributed net operating revenues of $46.1 million. It is impracticable for the Company to determine the amount of earnings of the acquired businesses included in the Company’s consolidated statement of operations for the three months ended March 31, 2013 due to the significant transfers of personnel, fixed assets and departments into and between newly created or historical departments and business units that has occurred subsequent to the Contribution. The following table presents unaudited pro forma results as if the entities had been combined on January 1, 2012. The pro forma financial information includes adjustments to give effect to activity that is directly attributable to the Contribution, factually supportable and expected to have a continuing impact on the combined results of operations. The pro forma financial information also includes adjustments to give effect to direct, incremental costs of the Contribution as nonrecurring charges directly related to the Contribution. The pro forma combined financial information has been prepared for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or the results of operations that would have been realized had Holdings, USMD, Ventures, UANT, MCNT and Impel been a combined company during the specified periods (in thousands, except per share data).

	Three Months Ended March 31,
	2013	2012
	(unaudited, pro forma)
Net operating revenue	$56,892	$53,292
Net income	$2,557	$3,877
Net income attributable to USMD Holdings, Inc.	$73	$1,605
Earnings per share attributable to USMD Holdings, Inc.
Basic	$0.01	$0.16
Diluted	$0.01	$0.16

For the three months ended March 31, 2012, pro forma adjustments include a reduction to other operating expenses of $0.7 million for nonrecurring transaction costs directly attributable to the Contribution, primarily legal, accounting and other professional fees.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

Note 3 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USMD Hospital at Arlington, L.P.	$24,258	28.437%	$24,997	28.437%
USMD Hospital at Fort Worth, L.P.	10,231	30.881%	10,779	30.881%
Other	265	4%-34%	116	4%-34%

	$34,754		$35,892

In February 2013, the Company invested $0.2 million in a new cancer treatment center in Anchorage, Alaska. The Company has an existing agreement to provide management services to this entity. Because the Company has the ability to exercise significant influence over the management and operations of the investee, the Company accounts for the investment under the equity method of accounting.

Note 4 – Patient Service Revenue, Accounts Receivable and Allowance for Doubtful Accounts

Patient Service revenue

The Company’s patient service revenue by payer is summarized in the following table (in thousands). The Company had no patient service revenue prior to September 1, 2012.

	Three Months Ended March 31, 2013
	Amount	Ratio of Net Patient Service Revenue
Medicare	$13,161	28.8%
Medicaid	386	0.8
Managed care and commercial payers	31,852	69.8
Self-pay	1,087	2.4

Patient service revenue before provision for doubtful accounts	46,486	101.9
Patient service revenue provision for doubtful accounts	(855)	(1.9)

Net patient service revenue	$45,631	100.0%

Accounts Receivable, net

Accounts receivable are stated at net realizable value. The Company grants credit without requiring collateral from its non-patient customers, primarily area healthcare facilities. The Company also grants credit without requiring collateral from its patients, most of whom are area residents and are insured under third-party payer agreements. The credit risk for non-governmental accounts receivable is limited due to the large number of insurance companies and other payers that provide payment and reimbursement for patient services. Collection risks principally relate to self-pay patient accounts, including patient accounts for which the primary insurance payer has paid but patient responsibility amounts remain outstanding (generally deductibles, coinsurance and copayments). At March 31, 2013 and December 31, 2012, the mix of gross patient and customer accounts receivable is as follows:

	March 31, 2013	December 31, 2012
Government-related programs	34%	33%
Managed care and commercial payers	57%	57%
Self-pay	0%	2%
Customer	9%	8%

	100%	100%

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

Balance at December 31, 2012	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at March 31, 2013
$1,127	819	(252)	$1,694

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

If actual results are not consistent with the Company’s assumptions and judgments, it may be exposed to gains or losses that could be material. Changes in general economic conditions, payer mix, or trends in federal governmental and private employer healthcare coverage could affect the estimate of the allowance for doubtful accounts, collection of accounts receivable, financial position, results of operations, and cash flows of the Company.

Note 5 – Goodwill

The following table sets forth the goodwill activity for each of the Company’s reporting units during the three months ended March 31, 2013 (in thousands):

	Physician and Ancillary Services	Cancer Treatment Services	Lithotripsy Services	Total
Balance at December 31, 2012
Goodwill	$60,614	$54,219	$6,837	$121,670
Accumulated impairment	—	—	(3,409)	(3,409)

	60,614	54,219	3,428	118,261
Adjustment related to business combination (see Note 1)	(196)	—	—	(196)
Balance at March 31, 2013
Goodwill	60,418	54,219	6,837	121,474
Accumulated impairment	—	—	(3,409)	(3,409)

	60,418	54,219	3,428	118,065

Note 6 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued expenses	$2,310	$2,302
Accrued bonus	1,383	1,469
Accrued payables	626	822
Income taxes payable	425	468
Other accrued expenses	923	806

	$5,667	$5,867

Note 7 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Holdings:
Credit agreement term debt	$18,875	$19,938
Subordinated notes payable	4,185	4,328
Other note payable	170	185

	23,230	24,451

Consolidated lithotripsy entities:
Notes payable	1,636	1,270
Capital lease obligations	757	848

	2,393	2,118

Total long-term debt and capital lease obligations	25,623	26,569
Less: current portion	(5,640)	(5,520)

Long-term debt and capital lease obligations, less current portion	$19,983	$21,049

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

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

Revolving Credit Facility

During April 2013, Holdings borrowed $3.0 million using the revolving credit facility available under the Company’s credit agreement. The loan is for working capital purposes and accrues interest at the 30 day London Interbank Offered Rate plus a margin of 3.00% (currently 3.25%) with interest payments due monthly.

Note 8 – Fair Value Measurements

Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt. The carrying value and estimated fair value of the Company’s financial instruments that do not approximate fair value are set forth in the table below (in thousands). The carrying value of financial instruments with a short-term or variable-rate nature approximate fair value and are not presented.

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Subordinated related party notes payable	$4,185	$4,879	$4,328	$5,078
Consolidated lithotripsy entity notes payable	$1,636	$1,638	$1,270	$1,273
Other long-term liabilities	$—	$—	$461	$461
Other notes payable	$170	$177	$185	$194

The Company determines the fair value of its long-term debt using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt (Level 3 fair value measurement). Quoted market prices are not available for the Company’s long-term debt or other notes payable. The Company’s consolidated lithotripsy entities enter into term notes for equipment; borrowing rates are based on individual entity creditworthiness. At March 31, 2013, the Company estimated current borrowing rates for the lithotripsy entity notes payable by adjusting the discount factor of the obligations at March 31, 2013 by the variance in borrowing rates between the inception dates and balance sheet date (Level 3 fair value measurement). Management noted no significant events that would otherwise affect the borrowers’ creditworthiness. At December 31, 2012, the carrying value of other long-term liabilities approximated fair value due to recent inception.

Note 9 – Share-Based Payment

Pursuant to its 2010 USMD Holdings, Inc. Equity Compensation Plan, on March 11, 2013, the Company granted 47,011 shares of its common stock with a fair value of $647,000 to certain executives and members of senior management in payment of all or a portion of their bonuses accrued at December 31, 2012. The shares were granted without restriction.

Note 10 – Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. In accordance with reverse acquisition accounting, the Company’s weighted-average number of common shares outstanding and potentially dilutive common shares has been retroactively adjusted to reflect the legal capital of the Company after the Contribution. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share and the computation of basic and diluted earnings per share (in thousands, except per share data):

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Numerator :
Net earnings attributable to USMD Holdings, Inc.	$56	$383

Denominator :
Weighted-average common shares outstanding	10,044	3,587
Effect of potentially dilutive securities:
Stock options	—	9

Weighted-average common shares outstanding assuming dilution	10,044	3,596

Earnings per share attributable to USMD Holdings, Inc.
Basic	$0.01	$0.11
Diluted	$0.01	$0.11

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of dilutive stock options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. At March 31, 2013 and 2012, the computation of dilutive shares excludes 391,183 and 183,465 stock options with weighted-average exercise prices of $24.35 and $24.84 per share, respectively, because the exercise price of these outstanding options was greater than the average market price of the Company’s common shares and, therefore, was anti-dilutive to the computation.

Note 11 – Commitments and Contingencies

Financial Guarantees

As of March 31, 2013, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $14.2 million. The guarantees provide for recourse against the investee; however, if the Company were required to perform under the guarantees, recovery of any amount from investees would be unlikely. The remaining terms of these guarantees range from three to 84 months. The Company records a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

Loss Contingencies

Two of the Company’s executives were previously employed by Impel and were parties to individual Executive Change in Control Agreements (“CIC Agreements”) with Impel. The CIC Agreements provide for the payment of severance compensation to the executives if, within 24 months after a “change in control” of Impel occurs, the executive is terminated without cause or resigns for “good reason” as defined in the CIC Agreements. The closing of the Contribution constitutes a “change in control” as that term is defined in the CIC Agreements and the Company has assumed any obligations to these executives associated with the CIC Agreements. The Company has not recorded a liability for this matter as management believes it is not probable that the executives will be terminated without cause or will terminate for good reason and attempt to collect severance compensation under the CIC agreements. However, if the company were required to pay the severance compensation under the CIC agreements, at March 31, 2013, the Company would record an expense ranging from zero to $2.3 million.

Litigation

The Company is from time to time subject to litigation, and related claims and arbitration matters arising in the ordinary course of business, including claims relating to contracts and financial obligations, partnership or joint venture entity disputes, and with respect to USMD Physician Services, claims arising from the provision of professional medical services to patients. In some cases, plaintiffs may seek damages, including punitive damages that may not be covered by insurance. In other cases, claims may not be covered by insurance at all. The Company maintains professional and general liability insurance through commercial insurance carriers for claims and in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope and amount of coverage in effect. The Company expenses as incurred legal costs associated with litigation or other loss contingencies.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

During the quarter ended March 31, 2013, certain subsidiaries of the Company were party to four medical negligence lawsuits. In addition, in April 2013, one subsidiary of the Company had received notice of a pending claim. One of these cases was dismissed in February 2013. In one case, claims have been made and settlement discussions have begun. The Company estimates a range of possible loss for this case of $-0- to $300,000. In three of these cases, the parties are in the early stages of discovery and the plaintiffs have not made specific demands for damages. Due to these circumstances, the Company is unable to estimate a reasonably possible range of loss related to these lawsuits. The Company is insured against the claims described above and believes based on the facts known to date that any damage award related to such claims would be recoverable from its insurer.

The Company is subject to various additional claims and legal proceedings that have arisen in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Gain Contingency

On October 26, 2012, a subsidiary of the Company entered into a settlement agreement with an entity to which the subsidiary had provided management services under a long term contract. The entity agreed to pay the Company the sum of $650,000 to settle certain claims between the Company and the entity arising from the entity’s early termination of the contract. The settlement agreement required the entity to pay the Company $100,000 by November 25, 2012 and, thereafter, fifty-five monthly installments of $10,000 on the first day of each month beginning December 1, 2012. The Company concluded that collection of the settlement amount is not reasonably assured and will therefore record the gain as amounts are collected. As of March 31, 2013, the Company had received all scheduled payments in accordance with this settlement agreement and recorded the collected amount in management services revenue on the Company’s statement of operations.

Operating Lease Commitments

At March 31, 2013, future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
April through December 2013	$7,882	$(66)	$7,816
2014	9,501	(90)	9,411
2015	8,935	(92)	8,843
2016	7,387	(94)	7,293
2017	6,623	(97)	6,526
Thereafter	34,167	(797)	33,370

Total	$74,495	$(1,236)	$73,259

Note 12 – Subsequent Events

In April 2013, the Company was informed that the owner of four cancer treatment centers located in Florida that are managed by a subsidiary of the Company intends to terminate its management agreements in mid 2013. The Company believes that the owner wrongfully terminated the management agreements and intends to pursue the recovery of damages related to this wrongful termination.

        The Company considered the loss of future management services revenue and earnings from these centers an indicator of potential goodwill impairment in the cancer treatment center reporting unit. As a result, the Company performed an impairment test of goodwill in the cancer treatment center reporting unit as of March 31, 2013. The Company estimated fair value of the reporting unit using an income approach – discounted cash flow methodology. The income approach calculates the fair value of the reporting unit by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to a present value, using a weighted average cost of capital (“WACC”). The WACC utilized in the Company’s analysis was 12.0%. The WACC is an estimate of the overall after-tax rate of return required for equity and debt holders of a business enterprise. The reporting unit’s cost of equity and debt was developed based on data and factors relevant to the economy, the industry and the reporting unit. The cost of equity was estimated using the capital asset pricing model (“CAPM”). The CAPM uses a risk-free rate of return and an appropriate market risk premium for equity investments and the specific risks of the investment. The analysis also included comparisons to a group of guideline companies engaged in the same or similar businesses. The cost of debt was estimated using the current after-tax average borrowing cost that a market participant would expect to pay to obtain its debt financing assuming a target capital structure. The analysis also included significant assumptions regarding the development of new business and forecast organic growth rates and incremental working capital requirements. Significant assumptions utilized in the income approach were based on company specific information and projections which are not observable in the market and are therefore considered Level 3 fair value measurements.

        Based on the above analysis, the Company concluded that the fair value of the cancer treatment center reporting unit significantly exceeded its carrying value and no impairment was recorded.

        In April 2013, the Company obtained a membership interest in a Texas non-profit joint venture corporation that has been approved by the Texas Medical Board as certified non-profit healthcare organization. This joint venture entity intends to utilize a risk contracting model of patient care. Risk contracting, or full risk capitation, refers to a model where the entity receives from the third party payer a defined amount per person per month in a population (a full dollar premium) in order to manage the healthcare of that population. In such a model, the entity is then responsible for all cost of care of the population. This differs from the fee-for-service model in which the Company currently participates where the Company is paid based on specific services performed. The Company is evaluating governing documents of the joint venture entity and other terms of the joint venture arrangement in order to assess whether the arrangement requires consolidation of the entity. In early May 2013, the Company contributed $100,000 in the joint venture entity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the accompanying condensed consolidated financial statements. As used in this Quarterly Report on Form 10-Q, the terms “Holdings,” the “Company,” “we,” “us” and “our” refer to USMD Holdings, Inc. and its consolidated subsidiaries (collectively, “Holdings”). The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains, and from time to time management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent management’s current expectations regarding future events, many of which, by their nature, are inherently uncertain and outside its control. The forward-looking statements contained in this Quarterly Report are based on information as of the date of this Quarterly Report. Many of these forward-looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. Whenever possible, we identify these statements by using words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, for future-tense or conditional constructions (“will,” “may,” “should,” “could,” etc.). We caution you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and our actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law. Many factors that could cause actual results to differ from those in the forward-looking statements including, among others, those discussed under “Risk Factors,” in our Registration Statement on Form S-4 and those described elsewhere in this Quarterly Report on Form 10-Q and from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

Executive Overview

Background

USMD Holdings, Inc., a Delaware corporation, was formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation (“USMD”), Urology Associates of North Texas, L.L.P., a Texas limited liability partnership (“UANT”), and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”). On August 19, 2010, Holdings, USMD, Ventures and UANT entered into a Contribution and Purchase Agreement (such agreement, the “Original Contribution Agreement”) pursuant to which the entities would combine into a single integrated health services company (such transaction, the “Contribution”). Immediately prior to the Contribution, a subsidiary of Ventures would merge into UANT, resulting in UANT’s becoming a wholly owned subsidiary of Ventures, and certain of the USMD shareholders would contribute all or a portion of their shares of USMD common stock to Ventures in exchange for partnership interests in Ventures. When the Contribution was consummated, Ventures would contribute its assets, which would include its equity interests in USMD and UANT, and the remaining USMD shareholders would contribute their USMD shares, to Holdings in exchange for shares of Holdings common stock. Holdings described the Contribution in its Registration Statement on Form S-4 filed with the SEC on December 23, 2010 and declared effective by the SEC on July 25, 2011. On August 23, 2011, the shareholders of USMD and the partners of Ventures voted on and approved the Original Contribution Agreement.

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

For accounting purposes, the Contribution qualifies as a business combination and was accounted for as a reverse acquisition by USMD into Holdings, previously a business combination related shell company. Under reverse acquisition accounting, the financial statements are issued in the name of the legal parent (Holdings), but represent a continuation of the accounting acquirer’s (USMD) financial statements, with an adjustment to retroactively restate USMD’s legal capital to reflect the legal capital of Holdings. The assets and liabilities of USMD continue at their pre-Contribution carrying values. The assets and liabilities of Holdings are recorded at fair value at the acquisition date, which, for Holdings, equaled their carrying values. The assets acquired and liabilities assumed from Ventures, UANT, MCNT and Impel (collectively, the “acquired businesses”) are recorded at their respective fair values at the acquisition date. Holdings’ statements of operations, comprehensive income and cash flows for the three months ended March 31, 2012 only include the historical results, comprehensive income and cash flows of USMD for that period.

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

We intend to expand our business in the North Texas service area by developing or acquiring complementary physician group practices and building or acquiring ancillary healthcare service providers. We also intend to expand our business in other strategic service areas by developing strategic alliances with large integrated practices. We believe that developing or acquiring targeted physician group practices and ancillary healthcare service providers will permit us to pursue more innovative compensation arrangements with health care consumers, such as risk contracting, and will place us in a position to achieve our goal of becoming a national fully integrated health services company. Risk contracting, or full risk capitation, refers to a model where we would receive from the third party payer a defined amount per person per month in a population (a full dollar premium) in order to manage the healthcare of that population. In such a model, we would then be responsible for all cost of care of the population. This differs from the fee-for-service model in which we currently participate where we are paid based on specific services performed.

In the three months ending March 31, 2013, we had the following:

Patient encounters (i)	226,958
New patients (ii)	11,471
RVUs (iii)	366,785
Lab tests (iv)	220,990
Imaging procedures (iv)	16,494

For the three months ended March 31, 2013 and 2012, we had the following:

	March 31,
	2013	2012
Cancer treatment center fractions treated (iv)	13,994	19,406
Lithotripsy cases (iv)	2,280	2,174

(i)	A patient encounter is registered when a patient sees their physician.
(ii)	New patients are registered for patients not previously seen by a service provider within the Holdings system.
(iii)	Relative Value Units (“RVUs”) are equivalent to physician work RVUs as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVUs as measures of physician performance and utilization and RVUs are also a component of physician compensation.
(iv)	Lab tests, imaging procedures, cancer treatment center fractions and lithotripsy cases are all production metrics based on Current Procedural Terminology codes.

We use various evidence-based quality metrics such as specific cancer screenings to measure how well our physicians manage their panel of patients. We believe our quality criteria have enabled us to reduce the total medical cost of care of our managed patients, including reductions in emergency room visits and hospital readmissions. We use these and other metrics to measure the performance of our business.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

As a result of the August 31, 2012 Contribution, which was accounted for as a reverse acquisition by USMD into Holdings, results of operations and cash flows have limited comparability to prior periods. Our results of operations and cash flows for the three months ended March 31, 2013 include the results of operations and cash flows of the consolidated post-Contribution Holdings. Our results of operations and cash flows for the three months ended March 31, 2012 include only the historical results and cash flows of USMD for that period.

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Three Months Ended March 31,				Three Months Variance
	2013		2012		2013 vs. 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$45,631	80.2%	$—	0.0%	$45,631	n/a
Management services revenue	5,982	10.5%	6,020	53.6%	(38)	-0.6%
Lithotripsy revenue	5,279	9.3%	5,205	46.4%	74	1.4%

Net operating revenue	56,892	100.0%	11,225	100.0%	45,667	406.8%

Operating expenses:
Salaries, wages and employee benefits	37,459	65.8%	5,476	48.8%	31,983	584.1%
Medical supplies and services expense	5,280	9.3%	102	0.9%	5,178	5076.5%
Rent expense	3,399	6.0%	130	1.2%	3,269	2514.6%
Provision for doubtful accounts	(36)	-0.1%	36	0.3%	(72)	-200.0%
Other operating expenses	6,514	11.4%	1,891	16.8%	4,623	244.5%
Depreciation and amortization	1,943	3.4%	265	2.4%	1,678	633.2%

	54,559	95.9%	7,900	70.4%	46,659	590.6%

Income from operations	2,333	4.1%	3,325	29.6%	(992)	-29.8%
Other income, net	563	1.0%	111	1.0%	452	407.2%

Income before provision for income taxes	2,896	5.1%	3,436	30.6%	(540)	-15.7%
Provision for income taxes	356	0.6%	327	2.9%	29	8.9%

Net income	2,540	4.5%	3,109	27.7%	(569)	-18.3%
Less: net income attributable to noncontrolling interests	(2,484)	-4.4%	(2,726)	-24.3%	242	-8.9%

Net income attributable to USMD Holdings, Inc.	$56	0.1%	$383	3.4%	$(327)	-85.4%

Revenues

Net operating revenue increased 407% to $56.9 million for the three months ended March 31, 2013 as compared to the same period in 2012, due primarily to increases in net patient service revenue related to businesses acquired in the Contribution.

Management services revenue includes revenue earned through the provision of management and staffing services to our managed entities and decreased 0.6% to $6.0 million for the three months ended March 31, 2013. Hospital management services revenue increased $0.1 million primarily as a result of inflation adjustments to the reimbursable management costs at USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth L.P. (“USMD Fort Worth”). Lithotripsy management services revenue decreased $0.1 million. Cancer treatment center management services revenue decreased $0.3 million in 2013 as compared to 2012 due primarily to a decline in revenues in the managed Florida locations. In April 2013, the Company was informed by the owner of the Florida facilities it manages that the owner intended to terminate the management agreements that were in place. Management believes that the growth opportunities in our other managed cancer treatment centers will offset any future decline from the loss of our Florida locations. The remaining $0.3 million increase is related to businesses acquired in the Contribution.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which increased 1.4% to $5.3 million for the three months ended March 31, 2013 from $5.2 million for the same period in 2012. Lithotripsy entity case counts increased 4.9% in 2013 as compared to 2012.

Operating Expenses

Salaries, wages and employee benefits increased 584% to $37.5 million for the three months ended March 31, 2013 from $5.5 million in 2012 due primarily to businesses acquired in the Contribution. Additional increases have occurred due to the expansion of corporate overhead departments. The salaries, wages and employee benefits of the acquired businesses used to generate net patient service revenue have a higher relative cost than our historical salaries, wages and employee benefits. This higher cost of revenue accounted for the majority of the increase in salaries, wages and employee benefits as a percentage of net operating revenue to 65.8% in 2013 from 48.8% in 2012.

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

Other operating expenses consist primarily of professional fees, purchased services, repairs & maintenance, travel expense and other expense. Other operating expenses increased 245% to $6.5 million for the three months ended March 31, 2013 from $1.9 million in 2012. The net increase is primarily related to expenses of businesses acquired in the Contribution.

Depreciation and amortization expense increased 633% to $1.9 million for the three months ended March 31, 2013 from $0.3 million in 2012. The increase is due primarily to increases in depreciation and amortization of $1.2 million and $0.4 million, respectively, related to property and equipment and intangible assets acquired and recorded at fair value in the Contribution.

Other Income, net

Other income, net increased 407% to $0.6 million for the three months ended March 31, 2013 from $0.1 million in 2012 due primarily to a $0.5 million increase in equity in income of nonconsolidated affiliates. Increased ownership interests in USMD Arlington and USMD Fort Worth, as a result of the Contribution, accounted for a $1.0 million increase offset by a $0.5 million decrease in equity in income of nonconsolidated affiliates as a result of decreased profitability at USMD Arlington related to an interest rate swap novation. Net interest expense increased $0.1 million as a result of the net increase in borrowings related to the Contribution, offset by an overall reduction in borrowing rates.

Provision for Income Taxes

Holdings’ effective tax rates were 12.3% and 9.5% for the three months ended March 31, 2013 and 2012, respectively. The increase in the effective rate is primarily due to the out of period adjustment resulting in an additional income tax provision of $0.2 million during the first quarter of 2013, offset by the decline of net income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Holdings ownership interests in our consolidated entities. Net income attributable to noncontrolling interests decreased $0.2 million to $2.5 million for the three months ended March 31, 2013 from $2.7 million in 2012. The net decrease is primarily related to Holdings’ increased ownership interest in three of the consolidated lithotripsy entities as a result of the Contribution.

Liquidity and Capital Resources

We primarily rely on cash flows from operations to fund our operating activity cash requirements. At March 31, 2013, we had available cash of $3.6 million, which is net of $1.7 million of consolidated lithotripsy entity cash that is unavailable for wholly owned entity cash flow operating activities. Additionally, on February 28, 2013, we renewed our revolving credit facility for one year from the renewal date to February 28, 2014. The revolving credit facility is available for working capital needs. Cash flows associated with the Contribution have resulted in a significant drain on our cash balance. Under the credit agreement entered into contemporaneously with the Contribution, we are required to maintain a $5.0 million restricted cash balance. In addition, we began making principal payments under the credit facility in December 2012. Current liabilities assumed in the Contribution have become due and payable faster than we have been able to monetize the current assets acquired. In addition, we have incurred increased cash outflows associated with integration and strategic planning and execution efforts. During April 2013, we borrowed $3.0 million under the revolving credit facility. As cash flow activity normalizes, we expect that our cash flows from operations will increase in the second half of 2013; however, as we continue to incur integration and infrastructure improvement costs, we may be required to borrow additional funds under the revolving credit facility ($7.0 million available to borrow at April 30, 2013). At this time we do not anticipate borrowing additional funds under the revolving credit facility, but a decline in projected collections may also necessitate accessing those funds. Although the business combination of three management platforms and existing infrastructures and two physician practices creates an opportunity for cost synergies, we don’t expect to benefit from significant cost synergies until 2014.

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

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Three Months Ended March 31,		Three Months Variance
	2013	2012	2013 vs. 2012
Cash flows from operating activities:
Net income	$2,540	$3,109	$(569)
Net income to net cash reconciliation adjustments	4,731	302	4,429
Change in operating assets and liabilities	(3,930)	(1,370)	(2,560)

Net cash provided by operating activities	3,341	2,041	1,300

Cash flows from investing activities:
Capital expenditures	(1,142)	(144)	(998)
Investments in nonconsolidated affiliates	(200)	—	(200)
Proceeds from sale of property and equipment	45	—	45
Increase in cash due to consolidation of investee	—	50	(50)

Net cash used in investing activities	(1,297)	(94)	(1,203)

Cash flows from financing activities:
Proceeds from long-term debt	—	96	(96)
Principal payments on long-term debt and capital lease obligations	(1,407)	(228)	(1,179)
Payment of debt issuance costs	(63)	—	(63)
Distributions to noncontrolling interests, net of contributions	(2,189)	(3,154)	965

Net cash used in financing activities	(3,659)	(3,286)	(373)

Net decrease in cash and cash equivalents	(1,615)	(1,339)	(276)
Cash and cash equivalents at beginning of year	6,878	10,822	(3,944)

Cash and cash equivalents at end of period	$5,263	$9,483	$(4,220)

Operating Activities

Net cash provided by operating activities was $3.3 million and $2.0 million for the three months ended March 31, 2013 and 2012 respectively.

At March 31, 2013, we were in the process of obtaining the necessary approvals of Medicare and Medicaid provider numbers for our physician and ancillary services, which we acquired on August 31, 2012. In addition, the new contracts with certain commercial payers required new credentialing applications to be processed and subsequent loading of the new contract provisions by these payers. Until the enrollment and credentialing application process is complete, payment from these providers continues to take longer than normal cycles, contributing to our growth in accounts receivable. These delays have resulted in a use of cash of $1.5 million.

Additional use of cash has occurred from our growth in accounts receivable during 2013 due to a $0.3 million increase in federal income tax receivable and a $0.2 million increase related to new managed cancer treatment centers in the development stage. We also had a $0.3 million increase due to a change in the way we pay and receive reimbursement for employee health benefit costs.

Investing Activities

Net cash used in investing activities of $1.3 million for the three months ended March 31, 2013 was primarily attributable to $1.1 million of cash used for capital expenditures and a $0.2 million investment in a new cancer treatment center. Cash paid for capital expenditures was primarily for technology infrastructure and leasehold improvements.

We anticipate capital expenditures of approximately $2.0 million in 2013, primarily related to investments in our technology infrastructure, leasehold improvements and the replacement of lithotripters at our consolidated lithotripsy entities. The consolidated lithotripsy entities generally finance the acquisition of lithotripsy equipment.

Financing Activities

Scheduled principal payments on long-term debt made for the three months ended March 31, 2013 totaled $1.4 million versus $0.2 million for the same period in 2012. The increase is related to the long-term debt borrowed in connection with the Contribution (see Debt Obligations below).

Distributions to noncontrolling interests, net of contributions, decreased by $1.0 million for the three months ended March 31, 2013 as compared to the same period in 2012. In connection with the Contribution, the Company acquired certain noncontrolling interests in entities it consolidates, resulting in the decrease, as those acquired interests are no longer entitled to distributions.

Debt Obligations

On August 31, 2012, in connection with the Contribution, we entered into a credit agreement with a syndicate of banks (“Credit Agreement”). The Credit Agreement provides for a Term Loan Credit Facility (“Term Loans”) in an aggregate principal amount of $21.0 million and a Revolving Credit Facility (“Revolver”) in an aggregate principal amount of $10.0 million. Proceeds from borrowings under the Term Loans were used to repay existing debt of the acquired businesses and to repay in whole or in part certain related party debt. Proceeds from borrowings under the Revolver are available solely to finance working capital.

The Term Loans consist of the Tranche A Term Loan with an aggregate principal amount of $12.5 million, the Tranche B Term Loan with an aggregate principal amount of $3.5 million and the Tranche C Term Loan with an aggregate principal amount of $5.0 million. Interest on the Term Loans is due monthly. The Tranche A Term Loan accrues interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00% (3.25% at March 31, 2013) and matures on August 31, 2017. Principal payments of $625,000 are due quarterly. The Tranche B Term Loan accrues interest at the 30 day LIBOR plus a margin of 3.50% (3.75% at March 31, 2013) and matures on August 31, 2014. Principal payments of $437,500 are due quarterly. The Tranche C Term Loan accrues interest at the 30 day LIBOR plus a margin of 1.25% (1.50% at March 31, 2013) and matures on August 31, 2017. The outstanding principal balance and any unpaid interest will be due upon the Tranche C Term Loan maturity date. We intend to fund the required principal and interest payments under the Term Loans with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolver.

The terms of the Credit Agreement restrict our ability to enter into additional debt or other financings or retain proceeds from the sale of assets, requiring such proceeds to be applied to outstanding balances of the Term Loans and Revolver, with limited exceptions.

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Holdings:
Credit Agreement term debt	$18,875	$19,938
Subordinated notes payable	4,185	4,328
Other note payable	170	185

	23,230	24,451

Consolidated lithotripsy entities:
Notes payable	1,636	1,270
Capital lease obligations	757	848

	2,393	2,118

Total long-term debt and capital lease obligations	25,623	26,569
Less: current portion	(5,640)	(5,520)

Long-term debt and capital lease obligations, less current portion	$19,983	$21,049

Off-Balance Sheet Arrangements

We do not have any arrangements that qualify as off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

As of March 31, 2013, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $14.2 million. The guarantees provide for recourse against the investee; however, if we are required to perform under one or more guarantees, recovery of any amount would be unlikely. The remaining terms of these guarantees range from three to 84 months. We record a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe the likelihood that we will have to perform under these agreements is remote.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to the December 31, 2012 consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data in our Annual Report on Form 10-K filed with the SEC. Those significant accounting policies that we consider to be the most critical to aid in fully understanding and evaluating reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” in our Annual Report on Form 10-K filed with the SEC.

Since the issuance of the December 31, 2012 financial statements, there have been no material changes to our critical accounting policies.

Recent Accounting Pronouncements

For information regarding recently issued and adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, to the December 31, 2012 consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our

Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

As described elsewhere in this Quarterly Report on Form 10-Q, on August 31, 2012 we completed a multi-entity business combination referred to as the Contribution. SEC guidance permits the exclusion of an assessment of the effectiveness of a registrant’s internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment in which to conduct that assessment. As such, management excluded the internal controls and processes of the businesses acquired in the Contribution in its assessment and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2012.

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

For information regarding material pending legal proceedings in which we are involved, see Note 11, Commitments and Contingencies in our March 31, 2013 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amendment No. 1 to Credit Agreement dated February 28, 2013 by and among Registrant, certain other borrowers, J.P. Morgan Chase Bank, N.A. as Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed on March 6, 2013)

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

31.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christopher Dunleavy, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Christopher Dunleavy
Christopher Dunleavy, Chief Financial Officer
(On behalf of registrant and as Principal Financial Officer)

Date: May 15, 2013