Form 10-Q
period 2013-06-30
USMD Holdings, Inc.
filed 2013-08-13
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

The registrant had 10,086,548 shares of common stock outstanding as of August 1, 2013.

PART I FINANCIAL INFORMATION

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS(1)
Current assets:
Cash and cash equivalents	$10,397	$6,878
Restricted cash	5,000	5,000
Accounts receivable, net of allowance for doubtful accounts of $1,314 at June 30, 2013 and $1,127 at December 31, 2012, respectively	22,873	20,615
Inventories	985	782
Deferred tax assets	854	729
Prepaid expenses and other current assets	2,666	2,584

Total current assets	42,775	36,588
Property and equipment, net	24,581	26,203
Investments in nonconsolidated affiliates	36,396	35,892
Goodwill	118,176	118,261
Intangible assets, net	27,891	28,786
Other assets	353	386

Total assets	$250,172	$246,116

LIABILITIES(2) AND EQUITY
Current liabilities:
Accounts payable	$1,598	$3,318
Accrued payroll	11,687	9,813
Other accrued liabilities	8,745	5,867
Other current liabilities	1,024	1,115
Revolving credit facility	3,000	—
Current portion of long-term debt	4,831	4,639
Current portion of related party long-term debt	621	594
Current portion of capital lease obligations	271	287

Total current liabilities	31,777	25,633
Other long-term liabilities	668	1,300
Deferred compensation payable	4,771	4,898
Long-term debt, less current portion	14,836	16,754
Related party long-term debt, less current portion	3,416	3,734
Capital lease obligations, less current portion	423	561
Deferred tax liabilities	23,627	23,789

Total liabilities	79,518	76,669
Commitments and contingencies
Equity:
USMD Holdings, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 10,086,548 and 10,033,500 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	101	100
Additional paid-in capital	154,374	153,444
Retained earnings	12,985	12,671
Accumulated other comprehensive loss	(4)	(16)

Total USMD Holdings, Inc. stockholders’ equity	167,456	166,199
Noncontrolling interests in subsidiaries	3,198	3,248

Total equity	170,654	169,447

Total liabilities and equity	$250,172	$246,116

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)

(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
(1) Assets of consolidated variable interest entities (“VIEs”) included in the total assets above:
Cash and cash equivalents	$1,011	$—

Total assets	$1,011	$—

(2) Liabilities of consolidated VIEs included in total liabilities above:
Accounts payable	$6	$—
Other accrued liabilities	805	—

Total liabilities	$811	$—

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Patient service revenue	$45,633	$—	$92,119	$—
Provision for doubtful accounts related to patient service revenue	107	—	(748)	—

Net patient service revenue	45,740	—	91,371	—
Management services revenue	7,091	5,687	13,073	11,707
Lithotripsy revenue	5,386	5,795	10,665	11,000

Net operating revenue	58,217	11,482	115,109	22,707

Operating expenses:
Salaries, wages and employee benefits	39,017	5,245	76,476	10,721
Medical supplies and services expense	6,194	94	11,474	196
Rent expense	3,776	117	7,175	246
Provision for doubtful accounts	49	36	13	72
Other operating expenses	6,797	1,978	13,311	3,870
Depreciation and amortization	1,939	272	3,882	537

Total operating expenses	57,772	7,742	112,331	15,642

Income from operations	445	3,740	2,778	7,065

Other income (expense):
Interest expense, net	(342)	(204)	(657)	(410)
Equity in income of nonconsolidated affiliates, net	2,847	456	3,667	757
Other gain (loss), net	(116)	119	(58)	135

Total other income, net	2,389	371	2,952	482

Income before provision for income taxes	2,834	4,111	5,730	7,547
Provision for income taxes	168	279	524	606

Net income	2,666	3,832	5,206	6,941
Less: net income attributable to noncontrolling interests	(2,408)	(3,262)	(4,892)	(5,988)

Net income attributable to USMD Holdings, Inc.	$258	$570	$314	$953

Earnings per share attributable to USMD Holdings, Inc.:
Basic	$0.03	$0.16	$0.03	$0.27
Diluted	$0.03	$0.16	$0.03	$0.27
Weighted average common shares outstanding:
Basic	10,081	3,587	10,062	3,587
Diluted	10,087	3,596	10,062	3,596

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$2,666	$3,832	$5,206	$6,941
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	4	(2)	12	4

Total other comprehensive income	4	(2)	12	4

Comprehensive income	2,670	3,830	5,218	6,945
Less: comprehensive income attributable to noncontrolling interests	(2,408)	(3,262)	(4,892)	(5,988)

Comprehensive income attributable to USMD Holdings, Inc. common stockholders	$262	$568	$326	$957

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	USMD Holdings, Inc. Common Stockholders’ Equity						Noncontrolling Interests in Subsidiaries	Total Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total USMD Holdings, Inc.
	Shares Outstanding	Par Value
Balance at December 31, 2012	10,034	$100	$153,444	$(16)	$12,671	$166,199	$3,248	$169,447
Net income	—	—	—	—	314	314	4,892	5,206
Foreign currency translation adjustments, net of tax	—	—	—	12	—	12	—	12
Share-based payment	47	1	830	—	—	831	—	831
Common stock issued for share-based payment award exercised	6	—	100	—	—	100	—	100
Capital contributions from noncontrolling shareholders	—	—	—	—	—	—	562	562
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(5,504)	(5,504)

Balance at June 30, 2013	10,087	$101	$154,374	$(4)	$12,985	$167,456	$3,198	$170,654

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,206	$6,941
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	761	72
Depreciation and amortization of property and equipment	2,987	518
Amortization of intangible assets and debt issuance costs	991	19
Loss on sale or disposal of assets, net	62	—
Equity in income of nonconsolidated affiliates, net	(3,667)	(757)
Distributions from nonconsolidated affiliates	3,375	391
Share-based payment expense	184	164
Recovery of investments in nonconsolidated affiliates	—	(135)
Deferred income tax provision (benefit)	(31)	57
Change in operating assets and liabilities, net of effects of initial consolidation of investee:
Accounts receivable	(3,019)	(521)
Inventories	(203)	—
Prepaid expenses and other assets	(82)	(205)
Current liabilities	3,694	(1,125)
Other noncurrent liabilities	(404)	—

Net cash provided by operating activities	9,854	5,419

Cash flows from investing activities:
Capital expenditures	(1,519)	(280)
Investments in nonconsolidated affiliates	(200)	—
Proceeds from sale of property and equipment	101	—
Increase in cash due to initial consolidation of investee	—	47

Net cash used in investing activities	(1,618)	(233)

Cash flows from financing activities:
Borrowings on revolving credit facility	3,000	—
Proceeds from long-term debt	—	126
Payments on long-term debt and capital lease obligations	(2,521)	(1,026)
Principal payments on related party long-term debt	(291)	(230)
Payment of debt issuance costs	(63)	—
Proceeds from exercise of stock options	100	—
Capital contributions from noncontrolling interests	562	40
Distributions to noncontrolling interests	(5,504)	(6,209)

Net cash used in financing activities	(4,717)	(7,299)

Net increase (decrease) in cash and cash equivalents	3,519	(2,113)
Cash and cash equivalents at beginning of year	6,878	10,822

Cash and cash equivalents at end of period	$10,397	$8,709

Supplemental non-cash information:
Other liabilities financed	$461	$1,335
Bonuses paid in common stock	$647	$—
Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$499	$79
Interest to related parties	$189	$322
Income tax	$1,116	$300
Cash received for—
Income tax refund	$802	$—

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

Description of Business:

USMD Holdings, Inc. (“Holdings” or the “Company”), is a Delaware corporation formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation (“USMD”), Urology Associates of North Texas, L.L.P., a Texas limited liability partnership (“UANT”), and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”) (such transaction, the “Contribution”). Holdings described this transaction in its Registration Statement on Form S-4 (as amended, the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). Prior to the consummation of the Contribution, on December 1, 2011, Ventures and Holdings entered into a merger agreement with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”), and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel Management Services, L.L.C., a Texas limited liability company (“Impel”), pursuant to which the businesses of MCNT and Impel were merged into subsidiaries of Ventures immediately prior to the Contribution and these businesses were contributed by Ventures to Holdings as part of the Contribution. Effective August 31, 2012, Holdings and the other parties consummated the Contribution (see Note 2).

The Company, a physician-led integrated health system, through its subsidiaries and affiliates, provides health care services to patients in physician clinics, hospitals and other health care facilities, and also provides management and operational services to hospitals, physician practices and other healthcare service providers. A wholly owned subsidiary of the Company is the sole member of a Texas certified non-profit healthcare organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, the Company provides management and operational services to two short stay hospitals in the Dallas-Fort Worth, Texas metropolitan area and provides management and/or operational services to seven cancer treatment centers in five states and 21 lithotripsy service providers primarily located in the South Central United States. Of these managed entities, the Company has ownership interests in the two hospitals, two cancer treatment centers and 20 lithotripsy service providers. The Company also wholly owns and operates two clinical laboratories and one anatomical pathology laboratory in the Dallas-Fort Worth, Texas metropolitan area. In addition, the Company also owns and operates one cancer treatment center and one lithotripsy service provider in the Dallas-Fort Worth, Texas metropolitan area.

Basis of Presentation:

The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of the Company’s management, are necessary for fair presentation of the condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company, entities controlled by the Company through its direct or indirect ownership of a majority interest and any other entities in which the Company has a controlling financial interest.

The Company consolidates variable interest entities (“VIEs”) where the Company is the primary beneficiary. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company consolidates entities in which it is the general partner or managing member and the limited partners or managing members, respectively, do not have sufficient rights to overcome the presumption of the Company’s control.

The Company uses the equity method to account for investments in entities it does not control, but over which it has the ability to exercise significant influence. The Company does not consolidate equity method investments, but rather measures them at their initial costs and subsequently adjusts their carrying values through income for the Company’s respective share of earnings or losses during the period.

The Company eliminates all significant intercompany accounts and transactions in consolidation.

The Company’s statements of operations, comprehensive income and cash flows for the three and six months ended June 30, 2012 only include the historical results of operations, comprehensive income and cash flows of USMD for that period. The Company’s statements of operations and comprehensive income for the three and six months ended June 30, 2013 include the results of operations and comprehensive income of the consolidated post-Contribution Company. The Company’s cash flows for the six months ended June 30, 2013 include the cash flows of the consolidated post-Contribution Company.

Out of Period Adjustment:

In calculating the Company’s December 31, 2012 provision for income taxes, certain deferred rent activity that should have been attributed to the opening balance sheet of one of the companies acquired in the Contribution was incorrectly recorded as current period activity. This error resulted in an understatement of the provision for income taxes and overstatement of goodwill at December 31, 2012 in the amount of

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

June 30, 2013

(Unaudited)

$196,000. During the first quarter of 2013, the Company corrected this error by recording additional income tax provision of $196,000 and decreasing goodwill by the same amount. The impact of the out of period adjustment was not material to the consolidated results, financial position or cash flows for the year ended December 31, 2012, nor is it expected to be material to the consolidated results, financial position or cash flows for the year ending December 31, 2013.

Note 2 – Business Combination

The Business Combination and Allocation of Assets Acquired and Liabilities Assumed

On August 31, 2012, Holdings, USMD, UANT, Ventures, MCNT and Impel consummated the Contribution. The Contribution was accounted for as a reverse acquisition by USMD into Holdings, previously a business combination related shell company. Under reverse acquisition accounting, the financial statements are issued in the name of the legal parent (Holdings), but represent a continuation of the accounting acquirer’s (USMD) financial statements, with an adjustment to retroactively restate USMD’s legal capital to reflect the legal capital of Holdings. The assets and liabilities of USMD continue to be recorded at their pre-combination carrying values. The assets and liabilities of Holdings are recorded at fair value at the acquisition date, which, for Holdings, equaled their carrying values. The assets acquired and liabilities assumed from Ventures, UANT, MCNT and Impel (the “acquired businesses”) are recorded at their respective fair values at the acquisition date.

In connection with the Contribution, Holdings issued as consideration to the former owners of Ventures, UANT, MCNT and Impel, approximately 6.4 million shares of its common stock with an estimated fair value of $158.1 million and options to purchase 68,982 shares of its common stock with an estimated fair value of $0.5 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Ventures, UANT, MCNT and Impel at the acquisition date (in thousands):

	August 31, 2012 (As initially reported)	Measurement Period Adjustments	August 31, 2012 (As adjusted)
Current assets	$25,069	$36	$25,105
Property and equipment	24,020	(171)	23,849
Investments in affiliates	36,198	—	36,198
Other assets	7,240	—	7,240
Identifiable intangible assets	32,479	(3,377)	29,102
Goodwill	83,346	3,057	86,403
Liabilities assumed, other than long-term debt	(30,925)	455	(30,470)
Long-term debt	(18,832)	—	(18,832)

Net assets acquired and liabilities assumed	$158,595	$—	$158,595

As discussed in Note 1, in connection with the Contribution, for the six month period ended June 30, 2013, the Company reduced goodwill and liabilities assumed by $196,000. In addition, in June 2013, in connection with the valuation of fixed assets acquired, the Company reduced furniture and equipment acquired and increased goodwill by $171,000. Since the date of the Contribution, the Company has substantially finalized the associated valuations; however, management continues to evaluate the accuracy of certain income tax and liability balances acquired in the Contribution and expects to conclude on and finalize all adjustments no later than August 31, 2013.

Pro Forma Disclosures

The results of operations and cash flows of the acquired businesses are included in Holding’s consolidated financial statements beginning September 1, 2012. For the three and six months ended June 30, 2013, the acquired businesses contributed net operating revenues of $45.1 million and $91.0 million respectively. It is impracticable for the Company to determine the amount of earnings of the acquired businesses included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2013 due to the significant transfers of personnel, fixed assets and departments into and between newly created or historical departments and business units that have occurred subsequent to the Contribution. The following table presents unaudited pro forma results as if the entities had been combined on January 1, 2012. The pro forma financial information includes adjustments to give effect to activity that is directly attributable to the Contribution, factually supportable and expected to have a continuing impact on the combined results of operations. The pro forma financial information also includes adjustments to give effect to direct, incremental costs of the Contribution as nonrecurring charges directly related to the Contribution. The pro forma combined financial information has been prepared for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or the results of operations that would have been realized had Holdings, USMD, Ventures, UANT, MCNT and Impel been a combined company during the specified periods (in thousands, except per share data).

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

June 30, 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(unaudited, pro forma)
Net operating revenue	$58,217	$57,891	$115,109	$111,183
Net income	$2,683	$4,767	$5,240	$8,644
Net income attributable to USMD Holdings, Inc.	$275	$2,106	$348	$3,711
Earnings per share attributable to USMD Holdings, Inc.
Basic	$0.02	$0.21	$0.03	$0.37
Diluted	$0.02	$0.21	$0.03	$0.37

For the three and six months ended June 30, 2012, pro forma adjustments include a reduction to other operating expenses of $0.6 million and $1.3 million respectively for nonrecurring transaction costs directly attributable to the Contribution, primarily legal, accounting and other professional fees.

Note 3 – Variable Interest Entity

In April 2013, the Company became an equal co-member of a Texas non-profit corporation (“WNI-DFW”) that has been approved by the Texas Medical Board as a certified non-profit healthcare organization. WNI-DFW contracts with health insurance companies to manage patient care by providing or arranging for the provision of all the necessary health care services for a health plan’s given patient population in the North Texas service area for a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which an entity receives from the third party payer a fixed payment per patient per month for a defined patient population, and the entity is then responsible for arranging and/or providing all of the healthcare services required by that patient population. The entity accomplishes this by managing patient care and by contracting with downstream health care providers to provide needed health care services for the patient population. In such a model, the contracting entity is then responsible for incurring or paying for the cost of health care services required by that patient population. The entity generates a net surplus if the cost of all health care services provided to the patient population is less than the payments received from the third party payer, and it generates a net deficit if the cost of such services is higher than the payments received. In early May 2013, the Company and its equal co-member both made a $100,000 capital contribution to WNI-DFW. On June 1, 2013, WNI-DFW commenced operations.

The Company evaluated whether it has a variable interest in WNI-DFW, whether WNI-DFW is a VIE and whether the Company has a controlling financial interest in WNI-DFW. The Company concluded that it has variable interests in WNI-DFW on the basis of its capital contribution to WNI-DFW and because WNI-DFW has entered into a Primary Care Physician Agreement (“PCP Agreement”) with USMD Physician Services, an affiliate of the Company. WNI-DFW’s equity at risk, as defined by GAAP, is considered to be insufficient to finance its activities without additional support, and, therefore, WNI-DFW is considered a VIE.

In order to determine whether the Company has a controlling financial interest in the VIE and, thus, is the VIE’s primary beneficiary, the Company considered whether it has i) the power to direct the activities of WNI-DFW that most significantly impact its economic performance and ii) the obligation to absorb losses of WNI-DFW that could potentially be significant to it or the right to receive benefits from WNI-DFW that could potentially be significant to it.

The Company concluded that the members, the board of directors and the executive management team of WNI-DFW are structured in a way that neither member nor its designee has the individual power to direct the activities of WNI-DFW that most significantly impact its economic performance. Management considered whether the various service and support agreements between WNI-DFW and its members (or their affiliates) provide either variable interest party with this power and concluded that the PCP Agreement between USMD Physician Services and WNI-DFW does provide power to direct such activities to USMD Physician Services. Under the PCP Agreement, USMD Physician Services is responsible for providing many services related to the growth of the patient population WNI-DFW will manage, the management of that population’s health care needs, and the provision of required health care services to those patients. The Company has concluded that the success or failure of USMD Physician Services in conducting these activities will most significantly impact the economic performance of WNI-DFW. In addition, the Company’s variable interests in WNI-DFW obligate the Company to absorb deficits and, through its PCP Agreement, USMD Physician Services has the right to receive benefits that could potentially be significant to WNI-DFW. As a result of this analysis, the Company concluded that it is the primary beneficiary of WNI-DFW and therefore consolidates the balance sheets, results of operations and cash flows of WNI-DFW.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

June 30, 2013

(Unaudited)

The following table summarizes the carrying amount of the assets and liabilities of WNI-DFW included in the Company’s condensed consolidated balance sheet at June 30, 2013.

June 30, 2013
Current assets	$1,011

Total assets	$1,011

Current liabilities	$811

Total liabilities	$811

The assets of WNI-DFW can only be used to settle obligations of WNI-DFW. The creditors of WNI-DFW have no recourse to the general credit of the Company. The Company is contractually obligated to make additional contributions of capital to WNI-DFW under certain circumstances, particularly in the event of deficits incurred by WNI-DFW.

The results of operations and cash flows of WNI-DFW are included in the Company’s consolidated financial statements beginning June 1, 2013. For both the three and six months ended June 30, 2013, WNI-DFW contributed net operating revenues of $909,000 and income before provision for income taxes of $39,000.

Note 4 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USMD Hospital at Arlington, L.P.	$25,548	28.437%	$24,997	28.437%
USMD Hospital at Fort Worth, L.P.	10,656	30.881%	10,779	30.881%
Other	192	4%-34%	116	4%-34%

	$36,396		$35,892

In February 2013, the Company invested $0.2 million in a new cancer treatment center in Anchorage, Alaska. The Company has an existing agreement to provide management services to this center. Because the Company has the ability to exercise significant influence over the management and operations of the center, the Company accounts for the investment under the equity method of accounting.

At June 30, 2013, USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Forth Worth, L.P. (“USMD Fort Worth”) were significant equity investees, as that term is defined by SEC Regulation S-X Rule 8-03(b)(3). Summarized financial information for USMD Arlington and USMD Forth Worth is as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
USMD Arlington:
Revenue	$44,149	$41,769
Income from operations	10,242	8,636
Income from continuing operations	10,112	7,076
Net income	10,112	7,076
USMD Fort Worth:
Revenue	$17,583	$16,643
Income from operations	3,464	2,339
Income from continuing operations	3,022	2,175
Net income	3,022	2,175

Note 5 – Patient Service Revenue and Allowance for Doubtful Accounts

Patient Service Revenue

On June 1, 2013, in connection with the commencement of operations at WNI-DFW, the Company started earning patient service revenue by providing or arranging for the provision of health care services to patients insured by third party health care plans for a fixed payment. WNI-DFW in turn contracts with other health care providers, including USMD Physician Services, to provide health care services to covered patients in its service area. The Company’s patient service revenue by payer is summarized in the following table (in thousands). The Company had no patient service revenue prior to September 1, 2012.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

June 30, 2013

(Unaudited)

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$12,931	28.3%	$25,612	28.0%
Medicaid	384	0.8%	771	0.8%
Managed care and commercial payers	29,884	65.3%	61,735	67.6%
Capitated revenue	1,382	3.0%	1,862	2.0%
Self-pay	1,052	2.3%	2,139	2.3%

Patient service revenue before provision for doubtful accounts	45,633	99.8%	92,119	100.8%
Patient service revenue provision for doubtful accounts	107	0.2%	(748)	(0.8)%

Net patient service revenue	$45,740	100.0%	$91,371	100.0%

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management’s assessment of the collectability of patient and customer accounts. The Company regularly reviews this allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a patient’s or customer’s ability to pay. Uncollectable accounts are written off once collection efforts are exhausted. A summary of the Company’s accounts receivable allowance for doubtful accounts activity is as follows (in thousands):

Balance at December 31, 2012	Provision for Doubtful Accounts Related to Patient Service Revenue	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at June 30, 2013
$1,127	748	13	(574)	$1,314

The allowance for doubtful accounts as a percent of accounts receivable, net of contractual allowances, was 5.4% and 5.2% as of June 30, 2013 and December 31, 2012, respectively. The slight increase in the resulting ratio of the allowance for doubtful accounts as a percentage of accounts receivable, net of contractual allowances, is primarily the result of a slight aging of accounts receivable in self-pay and certain other payer categories during the quarter. Some of this aging is related to isolated residual pre-and post-merger issues that are being remediated by management, combined with a spike in self-pay write-offs, up 7% from the first quarter and up 9% from the fourth quarter 2012.

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

Note 6 – Goodwill

The following table sets forth the goodwill activity for each of the Company’s reporting units during the six months ended June 30, 2013 (in thousands):

	Physician and Ancillary Services	Cancer Treatment Services	Lithotripsy Services	Total
Balance at December 31, 2012
Goodwill	$60,614	$54,219	$6,837	$121,670
Accumulated impairment	—	—	(3,409)	(3,409)

	60,614	54,219	3,428	118,261
Adjustments related to business combination	(196)	111	—	(85)
Balance at June 30, 2013
Goodwill	60,418	54,330	6,837	121,585
Accumulated impairment	—	—	(3,409)	(3,409)

	$60,418	$54,330	$3,428	$118,176

In June 2013, the Company reduced fixed assets acquired in the Contribution by $171,000. This resulted in an increase to goodwill of $111,000, net of tax.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

June 30, 2013

(Unaudited)

Note 7 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued expenses	$3,874	$3,108
Accrued bonus	2,341	1,469
Accrued payables	1,982	822
Income taxes payable	548	468

	$8,745	$5,867

Note 8 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Holdings:
Credit agreement:
Term debt	$17,813	$19,938
Revolving credit facility	3,000	—
Subordinated notes payable	4,037	4,328
Other note payable	153	185

	25,003	24,451
Consolidated lithotripsy entities:
Notes payable	1,701	1,270
Capital lease obligations	694	848

	2,395	2,118

Total long-term debt and capital lease obligations	27,398	26,569
Less: current portion	(8,723)	(5,520)

Long-term debt and capital lease obligations, less current portion	$18,675	$21,049

Notes Payable

During the second quarter of 2013, one of the Company’s consolidated lithotripsy partnerships acquired equipment totaling $0.2 million and executed a note payable to finance the full amount of the purchased equipment. The note bears a fixed interest rate of 4.2% and principal and interest payments are due monthly in 36 equal installments of $5,336 until maturity in May, 2016. The note is secured by the financed equipment.

During the third quarter of 2012, one of the Company’s consolidated lithotripsy partnerships acquired equipment totaling $0.5 million; however financing agreements were not finalized at December 31, 2012. The entity executed a note payable in the first quarter of 2013 to finance the full amount of the purchased equipment. The note bears a fixed interest rate of 3.87% and principal and interest payments are due monthly in 48 equal installments of $10,390 until maturity in January, 2017. The note is secured by the financed equipment.

Revolving Credit Facility

During April 2013, Holdings borrowed $3.0 million under the revolving credit facility (“Revolver”) available under the Company’s Credit Agreement. The loan is for working capital purposes and accrues interest at the 30 day London Interbank Offered Rate plus a margin of 3.00% (currently 3.25%) with interest payments due monthly. The Revolver terminates on February 28, 2014 and the Company currently has $7.0 million available to borrow under this credit facility.

Note 9 – Fair Value Measurements

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

The Company measures certain financial and nonfinancial assets, including property and equipment, goodwill, other intangible assets and investments in nonconsolidated affiliates, at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets.

In May 2013, the owner of four cancer treatment centers located in Florida that were managed by a subsidiary of the Company terminated its management agreements with the Company. The Company considered the loss of future management services revenue and earnings from these centers an indicator of potential goodwill impairment in the cancer treatment center reporting unit. As a result, the Company performed an impairment test of goodwill in the cancer treatment center reporting unit as of March 31, 2013.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

June 30, 2013

(Unaudited)

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

The analysis also included comparisons to a group of guideline companies engaged in the same or similar businesses. The cost of debt was estimated using the current after-tax average borrowing cost that a market participant would expect to pay to obtain its debt financing assuming a target capital structure. The analysis also included significant assumptions regarding the development of new business, forecast organic growth rates and incremental working capital requirements. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are therefore considered Level 3 fair value measurements.

Based on the above analysis, the Company concluded that the fair value of the cancer treatment center reporting unit significantly exceeded its carrying value and no impairment was recorded.

Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt. The carrying value of financial instruments with a short-term or variable-rate nature approximate fair value and are not presented. The carrying value and estimated fair value of the Company’s financial instruments that do not approximate fair value are set forth in the table below (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Subordinated related party notes payable	$4,037	$4,672	$4,328	$5,078
Consolidated lithotripsy entity notes payable	$1,701	$1,702	$1,270	$1,273
Other long-term liabilities	$—	$—	$461	$461
Other notes payable	$153	$159	$185	$194

The Company determines the fair value of its long-term debt using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt (Level 3 fair value measurement). Quoted market prices are not available for the Company’s long-term debt or other notes payable. The Company’s consolidated lithotripsy entities enter into term notes for equipment; borrowing rates are based on individual entity creditworthiness. At June 30, 2013, the Company estimated current borrowing rates for the lithotripsy entity notes payable by adjusting the discount factor of the obligations at June 30, 2013 by the variance in borrowing rates between the inception dates and balance sheet date (Level 3 fair value measurement). Management noted no significant events that would otherwise affect the borrowers’ creditworthiness. At December 31, 2012, the carrying value of other long-term liabilities approximated fair value due to recent inception.

Note 10 – Share-Based Payment

Pursuant to its 2010 Equity Compensation Plan (the “Plan”), the Company may grant equity awards to employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. The terms of the Plan provide for the reservation of up to 1,000,000 shares of common stock for issuance under the Plan, including a maximum of 900,000 shares issued pursuant to stock options and 100,000 shares issued pursuant to restricted stock and stock appreciation rights. Stock options may be granted with terms up to ten years. At June 30, 2013, the Company had 591,793 shares available for grant under the Plan.

The fair value of share-based payment awards on the date of grant is estimated using the Black-Scholes option pricing model, which requires the Company to make certain predictive assumptions. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the award. As a recently formed public entity with a small public float and limited trading of its public common shares on the NASDAQ stock market, it was not practicable for the Company to estimate the volatility of its common shares; therefore, management estimated volatility based on the historical volatilities of a small group of companies considered as close to comparable to the Company as available and an industry index, all equally weighted, over the expected life of the option. Management concluded that this group is more characteristic of the Company’s business than a broad industry index. The expected life of awards granted represents the period of time that the awards are expected to be outstanding based on the “simplified” method, which is allowed for companies that cannot reasonably estimate the expected life of options based on its historical award exercise experience. The Company does not expect to pay dividends on its common stock. Due to the nature of the issuances, the company estimated zero option forfeitures. Share-based payment expense is recorded only for those awards that are expected to vest. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows:

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

June 30, 2013

(Unaudited)

Six Months Ended June 30, 2013
Risk-free interest rate	1.64%
Expected volatility of common stock	45.3%
Expected life of options	6.25 years
Dividend yield	0.00%

The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of exchange traded options, and therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of stock options. A summary of stock option activity for the six months ended June 30, 2013 is as follows:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	321,807	$24.26	6.12	$—
Granted	87,845	24.45
Exercised	(6,037)	16.56
Forfeited	(1,445)	21.03

Outstanding as of June 30, 2013	402,170	$24.43	6.61	$2,076,027

Vested and expected to vest at June 30, 2013	193,194	$24.16	5.72	$1,049,114
Exercisable at June 30, 2013	167,610	$24.06	5.55	$927,236

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2013 was $10.53 per option. No stock options were granted during the six months ended June 30, 2012. The total intrinsic value of options exercised during the six months ended June 30, 2013 was $132,000. There were no options exercised during the six months ended June 30, 2012. The fair value of stock options vested and share-based payment expense recognized for the six months ended June 30, 2013 and 2012 was $184,000 and $164,000, respectively, and is included in salaries, wages and employee benefits.

At June 30, 2013, the Company had 208,896 nonvested stock option awards with a weighted-average grant-date fair value of $7.34. At June 30, 2013, the total unrecognized compensation costs related to nonvested share-based payment awards was $1,549,000, which is expected to be recognized over a remaining weighted-average period of 3.5 years.

Pursuant to the Plan, on March 11, 2013, the Company granted 47,011 shares of its common stock with a fair value of $647,000 to certain executives and members of senior management in payment of all or a portion of their bonuses accrued at December 31, 2012. The shares were granted without restriction.

Note 11 – Earnings per Share

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

June 30, 2013

(Unaudited)

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share and the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator :
Net earnings attributable to USMD Holdings, Inc.	$258	$570	$314	$953

Denominator :
Weighted-average common shares outstanding	10,081	3,587	10,062	3,587
Effect of potentially dilutive securities:
Stock options	6	9	—	9

Weighted-average common shares outstanding assuming dilution	10,087	3,596	10,062	3,596

Earnings per share attributable to USMD Holdings, Inc.
Basic	$0.03	$0.16	$0.03	$0.27
Diluted	$0.03	$0.16	$0.03	$0.27

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are used to repurchase shares at the average market price for the period. The number of shares remaining represents the potentially dilutive effect of the securities. For the three months ended June 30, 2013 and 2012, the computation of dilutive shares excludes options to purchase 455,320 and 183,465 common shares, respectively, and for the six months ended June 30, 2013 and 2012, options to purchase 471,152 and 183,465 common shares, respectively, because the exercise price of these outstanding options was greater than the average market price of the Company’s common shares and, therefore, was antidilutive to the computation. These options could be dilutive in the future if the average market price of the Company’s common shares increases to an amount greater than the exercise price of these options.

Note 12 – Commitments and Contingencies

Financial Guarantees

As of June 30, 2013, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $15.3 million. The guarantees provide for recourse against the investee; however, if the Company were required to perform under the guarantees, recovery of any amount from investees would be unlikely. The remaining terms of these guarantees range from 19 to 81 months. The Company records a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

Settlement Agreement

In May 2013, the owner of four cancer treatment centers located in Florida that are managed by a subsidiary of the Company terminated its management agreements with the Company. During the second quarter of 2013, the Company entered into a settlement agreement and received $0.9 million as a result of the early termination of the management agreements. The Company recorded the amount in management services revenue on the statement of operations.

Loss Contingencies

One of the Company’s executives was previously employed by Impel and was party to an individual Executive Change in Control Agreement (“CIC Agreement”) with Impel. The CIC Agreement provides for the payment of severance compensation to the executive if, within 24 months after a “change in control” of Impel occurs, the executive is terminated without cause or resigns for “good reason” as defined in the CIC Agreement. The closing of the Contribution constitutes a “change in control” as that term is defined in the CIC Agreement and the Company has assumed any obligations to the executive associated with the CIC Agreement. The Company has not recorded a liability for this matter as management believes it is not probable that the executive will be terminated without cause or will terminate their employment for good reason and attempt to collect severance compensation under the CIC agreement. However, if the company were required to pay the severance compensation under the CIC agreement, at June 30, 2013, the Company would record an expense ranging from zero to $1.5 million.

Litigation

The Company is from time to time subject to litigation, and related claims and arbitration matters arising in the ordinary course of business, including claims relating to contracts and financial obligations, partnership or joint venture entity disputes, and with respect to USMD Physician Services, claims arising from the provision of professional medical services to patients. In some cases, plaintiffs may seek damages, including punitive damages, that may not be covered by insurance. In other cases, claims may not be covered by insurance at all. The Company maintains professional and general liability insurance through commercial insurance carriers for claims and in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope and amount of coverage in effect. The Company expenses as incurred legal costs associated with litigation or other loss contingencies.

The Company accrues for a contingent loss when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These determinations are updated at least quarterly and are adjusted to reflect the effects of negotiations, settlements,

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

June 30, 2013

(Unaudited)

rulings, advice of legal counsel and technical experts and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that probable losses could exceed amounts already accrued, if any, and the additional loss or range of loss is estimable, management discloses the additional loss or range of loss. For matters where the Company has evaluated that a loss is not probable, but is reasonably possible, the Company will disclose an estimate of the possible loss or range of loss or make a statement that such an estimate cannot be made.

At June 30, 2013, certain subsidiaries of the Company were party to three medical negligence lawsuits and one wrongful termination lawsuit. In addition, a subsidiary of the Company has received notices for three pending claims. In one lawsuit, claims have been made and settlement discussions have begun. Management believes that any liability that may ultimately result from the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company. In three of these cases, the parties are in the early stages of discovery and the plaintiffs have not made specific demands for damages. Additionally, no specific claims or demands have been made related to the pending claims. Due to these circumstances, the Company is unable to estimate a reasonably possible range of loss related to these lawsuits and pending claims. The Company is insured against the claims described above and believes based on the facts known to date that any damage award related to such claims would be recoverable from its insurer.

The Company is subject to various additional claims and legal proceedings that have arisen in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Operating Lease Commitments

At June 30, 2013, future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
July through December 2013	$5,450	$(44)	$5,406
2014	9,864	(90)	9,774
2015	8,962	(92)	8,870
2016	7,390	(94)	7,296
2017	6,623	(97)	6,526
2018	5,798	(99)	5,699
Thereafter	29,582	(698)	28,884

Total	$73,669	$(1,214)	$72,455

Subsequent to June 30, 2013, the Company executed operating lease agreements with total rental payments of $0.7 million due over 36 months.

Note 13 – Subsequent Events

Private Placement Offering

        On July 1, 2013, Holdings distributed to all the Class P Partners of USMD Arlington a Confidential Private Placement Memorandum (“PPM”) describing an offering of $27,869,305 of 5% convertible subordinated notes (“Notes”) issued by Holdings. Holdings desires to purchase all of the outstanding Units representing Class P limited partnership interests of USMD Arlington in this offering. Holdings will issue the Notes to the Class P limited partners electing to participate in the offering as payment for the purchase by Holdings of the Class P Units from such limited partners. The closing of the offering is contingent on the consent of the lenders that are party to the Credit Agreement dated as of August 31, 2012 among themselves and Holdings and its wholly owned affiliates. The closing of the offering is expected to occur on or about August 31, 2013.

Stock Option Grants

In July 2013, the Company granted to two employees of the Company options to purchase 38,877 shares of the Company’s common stock with a total fair value of $543,000.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains, and from time to time management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent management’s current expectations regarding future events, many of which, by their nature, are inherently uncertain and outside its control. The forward-looking statements contained in this Quarterly Report are based on information as of the date of this Quarterly Report on Form 10-Q. Many of these forward-looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. Whenever possible, we identify these statements by using words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, for future-tense or conditional constructions (“will,” “may,” “should,” “could,” etc.). We caution you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and our actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law. Many factors that could cause actual results to differ from those in the forward-looking statements including, among others, those discussed under “Risk Factors,” in our Registration Statement on Form S-4 and those described elsewhere in this Quarterly Report on Form 10-Q and from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

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

For accounting purposes, the Contribution qualifies as a business combination and was accounted for as a reverse acquisition by USMD into Holdings, previously a business combination related shell company. Under reverse acquisition accounting, the financial statements are issued in the name of the legal parent (Holdings), but represent a continuation of the accounting acquirer’s (USMD) financial statements, with an adjustment to retroactively restate USMD’s legal capital to reflect the legal capital of Holdings. The assets and liabilities of USMD continue at their pre-Contribution carrying values. The assets and liabilities of Holdings are recorded at fair value at the acquisition date, which, for Holdings, equaled their carrying values. The assets acquired and liabilities assumed from Ventures, UANT, MCNT and Impel (collectively, the “acquired businesses”) are recorded at their respective fair values at the acquisition date. Holdings’ statements of operations, comprehensive income and cash flows for the six months ended June 30, 2012 only include the historical results, comprehensive income and cash flows of USMD for that period.

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

In April 2013, the Company became an equal co-member of a Texas non-profit corporation (“WNI-DFW”) that has been approved by the Texas Medical Board as a certified non-profit healthcare organization. WNI-DFW contracts with health insurance companies to manage patient care in the North Texas service area under a “risk contract.” Risk contracting, or full risk capitation, refers to a model where we receive from the third party payer a defined amount per person per month in a population (a full dollar premium) in order to manage the healthcare of that population. In such a model, we are responsible for all cost of care of the population. The entity accomplishes this by managing patient care and by contracting with downstream health care providers to provide needed health care services for the patient population. This differs from the fee-for-service model where we are paid based on specific services performed.

We intend to expand our business in the North Texas service area by developing or acquiring complementary physician group practices and building or acquiring ancillary healthcare service providers. We also intend to expand our business in other strategic service areas by developing strategic alliances with large integrated practices. We believe that developing, acquiring or collaborating with targeted physician group practices and ancillary healthcare service providers will permit us to pursue more innovative compensation arrangements with health care consumers, such as risk contracting, and will place us in a position to achieve our goal of becoming a national fully integrated health services company.

For the periods presented, we had the following:

Six Months Ended June 30, 2013
Patient encounters (i)	443,560
New patients (ii)	47,639
RVUs (iii)	734,344
Lab tests (iv)	471,137
Imaging procedures (iv)	34,756

	Six Months Ended June 30,
	2013	2012
Cancer treatment center fractions treated (iv)	27,111	35,110
Lithotripsy cases (iv)	4,631	4,588

(i)	A patient encounter is registered when a patient sees their physician.
(ii)	New patients are registered for patients not previously seen by a service provider within our system.
(iii)	Relative Value Units (“RVUs”) are equivalent to physician work RVUs as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVUs as measures of physician performance and utilization and RVUs are also a component of physician compensation.
(iv)	Lab tests, imaging procedures, cancer treatment center fractions and lithotripsy cases are all production metrics based on Current Procedural Terminology codes.

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

Results of Operations

Effects of Reverse Acquisition

As a result of the August 31, 2012 Contribution, which was accounted for as a reverse acquisition by USMD into Holdings, results of operations and cash flows have limited comparability to prior periods. Our results of operations for the three and six months ended and cash flows for the six months ended June 30, 2013 include the results of operations and cash flows of the consolidated post-Contribution Holdings. Our results of operations for the three and six months ended and cash flows for the six months ended June 30, 2012 include only the historical results and cash flows of USMD for that period.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Three Months Ended June 30,				Three Months Variance
	2013		2012		2013 vs. 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$45,740	78.6%	$—	0.0%	$45,740	n/a
Management services revenue	7,091	12.2%	5,687	49.5%	1,404	24.7%
Lithotripsy revenue	5,386	9.3%	5,795	50.5%	(409)	-7.1%

Net operating revenue	58,217	100.0%	11,482	100.0%	46,735	407.0%

Operating expenses:
Salaries, wages and employee benefits	39,017	67.0%	5,245	45.7%	33,772	643.9%
Medical supplies and services expense	6,194	10.6%	94	0.8%	6,100	6489.4%
Rent expense	3,776	6.5%	117	1.0%	3,659	3127.4%
Provision for doubtful accounts	49	0.1%	36	0.3%	13	36.1%
Other operating expenses	6,797	11.7%	1,978	17.2%	4,819	243.6%
Depreciation and amortization	1,939	3.3%	272	2.4%	1,667	612.9%

Total Operating Expenses	57,772	99.2%	7,742	67.4%	50,030	646.2%

Income from operations	445	0.8%	3,740	32.6%	(3,295)	-88.1%
Other income, net	2,389	4.1%	371	3.2%	2,018	543.9%

Income before provision for income taxes	2,834	4.9%	4,111	35.8%	(1,277)	-31.1%
Provision for income taxes	168	0.3%	279	2.4%	(111)	-39.8%

Net income	2,666	4.6%	3,832	33.4%	(1,166)	-30.4%
Less: net income attributable to noncontrolling interests	(2,408)	-4.1%	(3,262)	-28.4%	854	-26.2%

Net income attributable to USMD Holdings, Inc.	$258	0.4%	$570	5.0%	$(312)	-54.7%

Revenues

Net operating revenue increased $46.7 million to $58.2 million for the three months ended June 30, 2013 as compared to the same period in 2012, due primarily to increases in net patient service revenue related to businesses acquired in the Contribution.

Management services revenue includes revenue earned through the provision of management and staffing services to our managed entities and increased 24.7% to $7.1 million for the three months ended June 30, 2013. Hospital management services revenue increased $0.3 million as a result of inflation adjustments to the reimbursable management costs and improvements in adjusted net operating revenue at USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth L.P. (“USMD Fort Worth”). Cancer treatment center management services revenue increased $0.6 million in 2013 as compared to 2012 primarily due to a $0.9 million settlement payment offset by a $0.3 million decline in revenues in the managed Florida locations. During the second quarter of 2013, the Company entered into a settlement agreement related to the early termination of management agreements at four cancer treatment centers located in Florida. The remaining $0.5 million increase is related to businesses acquired in the Contribution.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which decreased 7.1% to $5.4 million for the three months ended June 30, 2013 from $5.8 million for the same period in 2012. One of the consolidated lithotripsy entities ceased operations during the first quarter of 2013 resulting in a $0.2 million comparative decrease in revenue in the second quarter. A slight decrease in contract price rate for the remaining consolidated lithotripsy entities resulted in a $0.1 million decline.

Operating Expenses

Salaries, wages and employee benefits increased $33.8 million to $39.0 million for the three months ended June 30, 2013 from $5.2 million in 2012 due primarily to increases related to businesses acquired in the Contribution. The salaries, wages and employee benefits of the acquired businesses used to generate net patient service revenue have a higher relative cost than our historical salaries, wages and employee benefits. This higher cost of revenue accounted for the majority of the increase in salaries, wages and employee benefits as a percentage of net operating revenue to 67.0% in 2013 from 45.7% in 2012.

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

Other operating expenses consist primarily of professional fees, purchased services, repairs & maintenance, travel expense and other expense. Other operating expenses increased 244% to $6.8 million for the three months ended June 30, 2013 from $2.0 million in 2012. The net increase is primarily related to expenses of businesses acquired in the Contribution.

Depreciation and amortization expense increased $1.7 million to $1.9 million for the three months ended June 30, 2013 from $0.3 million in 2012. The increase is due primarily to increases in depreciation and amortization of $1.2 million and $0.4 million, respectively, related to property and equipment and intangible assets acquired and recorded at fair value in the Contribution.

Other Income, net

Other income, net increased $2.0 million to $2.4 million for the three months ended June 30, 2013 from $0.4 million in 2012 due primarily to a $2.4 million increase in equity in income of nonconsolidated affiliates. Increased ownership interests in USMD Arlington and USMD Fort Worth, as a result of the Contribution, accounted for $2.0 million of the increase. An additional $0.2 million increase is a result of increased profitability at USMD Arlington and USMD Fort Worth. Net interest expense increased $0.1 million as a result of the net increase in borrowings related to the Contribution, offset by an overall reduction in borrowing rates. A $0.1 million loss on the disposal of an asset in 2013 compared to a gain of $0.1 million in 2012 resulted in the remaining $0.2 million decrease.

Provision for Income Taxes

Holdings’ effective tax rates were 5.9% and 6.8% for the three months ended June 30, 2013 and 2012, respectively. The decrease in the effective rate is primarily due to the decline of net income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Holdings ownership interests in our consolidated entities. Net income attributable to noncontrolling interests decreased $0.9 million to $2.4 million for the three months ended June 30, 2013 from $3.3 million in 2012. Holdings’ increased ownership interest in three of the consolidated lithotripsy entities as a result of the Contribution accounted for $0.7 million of the decrease and the dissolution of a consolidated lithotripsy entity accounted for $0.1 million of the decrease.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Six Months Ended June 30,				Six Months Variance
	2013		2012		2013 vs. 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$91,371	79.4%	$—	0.0%	$91,371	n/a
Management services revenue	13,073	11.4%	11,707	51.6%	1,366	11.7%
Lithotripsy revenue	10,665	9.3%	11,000	48.4%	(335)	-3.0%

Net operating revenue	115,109	100.0%	22,707	100.0%	92,402	406.9%

Operating expenses:
Salaries, wages and employee benefits	76,476	66.4%	10,721	47.2%	65,755	613.3%
Medical supplies and services expense	11,474	10.0%	196	0.9%	11,278	5754.1%
Rent expense	7,175	6.2%	246	1.1%	6,929	2816.7%
Provision for doubtful accounts	13	0.0%	72	0.3%	(59)	-81.9%
Other operating expenses	13,311	11.6%	3,870	17.0%	9,441	244.0%
Depreciation and amortization	3,882	3.4%	537	2.4%	3,345	622.9%

Total operating expenses	112,331	97.6%	15,642	68.9%	96,689	618.1%

Income from operations	2,778	2.4%	7,065	31.1%	(4,287)	-60.7%
Other income, net	2,952	2.6%	482	2.1%	2,470	512.4%

Income before provision for income taxes	5,730	5.0%	7,547	33.2%	(1,817)	-24.1%
Provision for income taxes	524	0.5%	606	2.7%	(82)	-13.5%

Net income	5,206	4.5%	6,941	30.6%	(1,735)	-25.0%
Less: net income attributable to noncontrolling interests	(4,892)	-4.2%	(5,988)	-26.4%	1,096	-18.3%

Net income attributable to USMD Holdings, Inc.	$314	0.3%	$953	4.2%	$(639)	-67.1%

Revenues

Net operating revenue increased $92.4 million to $115.1 million for the six months ended June 30, 2013 as compared to the same period in 2012, due primarily to increases in net patient service revenue related to businesses acquired in the Contribution.

Management services revenue includes revenue earned through the provision of management and staffing services to our managed entities and increased 11.7% to $13.1 million for the six months ended June 30, 2013. Hospital management services revenue increased $0.3 million as a result of inflation adjustments to the reimbursable management costs and improvements in adjusted net operating revenue at USMD Arlington and USMD Fort Worth. Cancer treatment center management services revenue increased $0.5 million in 2013 as compared to 2012 primarily due to a $0.9 million settlement payment offset by a $0.4 million decline in revenues in the managed Florida locations. During the second quarter of 2013, the Company entered into a settlement agreement related to the early termination of management agreements at four cancer treatment centers located in Florida. The remaining $0.6 million increase is related to businesses acquired in the Contribution.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which decreased 3.0% to $10.7 million for the six months ended June 30, 2013 from $11.0 million for the same period in 2012. The decrease is primarily related to one of the consolidated lithotripsy entities that ceased operations during the first quarter of 2013.

Operating Expenses

Salaries, wages and employee benefits increased $65.8 million to $76.5 million for the six months ended June 30, 2013 from $10.7 million in 2012 due primarily to increases related to businesses acquired in the Contribution. The salaries, wages and employee benefits of the acquired businesses used to generate net patient service revenue have a higher relative cost than our historical salaries, wages and employee benefits. This higher cost of revenue accounted for the majority of the increase in salaries, wages and employee benefits as a percentage of net operating revenue to 66.4% in 2013 from 47.2% in 2012.

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

Other operating expenses consist primarily of professional fees, purchased services, repairs & maintenance, travel expense and other expense. Other operating expenses increased $9.4 million to $13.3 million for the six months ended June 30, 2013 from $3.9 million in 2012. The net increase is primarily related to expenses of businesses acquired in the Contribution.

Depreciation and amortization expense increased $3.3 million to $3.9 million for the six months ended June 30, 2013 from $0.5 million in 2012. The increase is due primarily to increases in depreciation and amortization of $2.5 million and $0.9 million, respectively, related to property and equipment and intangible assets acquired and recorded at fair value in the Contribution.

Other Income, net

Other income, net increased $2.5 million to $3.0 million for the six months ended June 30, 2013 from $0.5 million in 2012 due primarily to a $2.9 million increase in equity in income of nonconsolidated affiliates. Increased ownership interests in USMD Arlington and USMD Fort Worth, as a result of the Contribution, accounted for $2.6 million of the increase. An additional $0.3 million increase is a result of increased profitability at USMD Arlington and USMD Fort Worth. Net interest expense increased $0.2 million as a result of the net increase in borrowings related to the Contribution, offset by an overall reduction in borrowing rates. A $0.1 million loss on the disposal of an asset in 2013 compared to a gain of $0.1 million in 2012 resulted in the remaining $0.2 million decrease.

Provision for Income Taxes

Holdings’ effective tax rates were 9.1% and 8.0% for the six months ended June 30, 2013 and 2012, respectively. The increase in the effective rate is primarily due to the out of period adjustment recording an additional income tax provision of $0.2 million during the first quarter of 2013, offset by the decline of net income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Holdings ownership interests in our consolidated entities. Net income attributable to noncontrolling interests decreased $1.1 million to $4.9 million for the six months ended June 30, 2013 from $6.0 million in 2012. Holdings’ increased ownership interest in three of the consolidated lithotripsy entities as a result of the Contribution accounted for $1.0 million of the decrease and the dissolution of a consolidated lithotripsy entity accounted for $0.1 million of the decrease.

Liquidity and Capital Resources

We primarily rely on cash flows from operations and distributions from USMD Arlington and USMD Fort Worth to fund our cash requirements. At June 30, 2013, we had unrestricted available cash of $8.5 million, which is net of $1.9 million in cash held by certain consolidated lithotripsy entities that is unavailable for use in our operating activities. Additionally, on February 28, 2013, we renewed our revolving credit facility for one year from the renewal date to February 28, 2014. The revolving credit facility is available for working capital needs. Under the credit agreement entered into contemporaneously with the Contribution, we are required to maintain a $5.0 million restricted cash balance. In addition, we began making principal payments under the credit facility in December 2012. During April 2013, we borrowed $3.0 million under the revolving credit facility. As cash flow activity normalizes, we expect that our cash flows from operations will increase in the second half of 2013; however, as we continue to incur integration and infrastructure improvement costs, we may be required to borrow additional funds under the revolving credit facility ($7.0 million available to borrow at June 30, 2013). At this time we do not anticipate borrowing additional funds under the revolving credit facility, but a decline in projected collections or the requirement to fund any deficits at WNI–DFW, may necessitate accessing those funds. Although the business combination of three management platforms and existing infrastructures and two physician practices creates an opportunity for cost synergies, we don’t expect to benefit from significant cost synergies until 2014.

On July 1, 2013, Holdings distributed to all the Class P Partners of USMD Arlington a Confidential Private Placement Memorandum (“PPM”) describing an offering of $27,869,305 of 5% convertible subordinated notes (“Notes”) issued by Holdings. Holdings desires to purchase all of the outstanding Units representing Class P limited partnership interests of USMD Arlington in this offering. Holdings will issue the Notes to the Class P limited partners electing to participate in the offering as payment for the purchase by Holdings of the Class P Units from such limited partners. The closing of the offering is contingent on the consent of the lenders that are party to the Credit Agreement dated as of August 31, 2012 among themselves and Holdings and its wholly owned affiliates. The closing of the offering is expected to occur on or about August 31, 2013. If we successfully close the offering, we believe there will be a net positive impact on liquidity and cash flow in the near term as we anticipate the associated increase in distributions from USMD Arlington will exceed interest payments required by the Notes.

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

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Six Months Ended June 30,		Six Months Variance
	2013	2012	2013 vs. 2012
Cash flows from operating activities:
Net income	$5,206	$6,941	$(1,735)
Net income to net cash reconciliation adjustments	4,662	329	4,333
Change in operating assets and liabilities	(14)	(1,851)	1,837

Net cash provided by operating activities	9,854	5,419	4,435

Cash flows from investing activities:
Capital expenditures	(1,519)	(280)	(1,239)
Investments in nonconsolidated affiliates	(200)	—	(200)
Proceeds from sale of property and equipment	101	—	101
Increase in cash due to consolidation of investee	—	47	(47)

Net cash used in investing activities	(1,618)	(233)	(1,385)

Cash flows from financing activities:
Borrowings on revolving credit facility	3,000	—	3,000
Proceeds from long-term debt	—	126	(126)
Payments on long-term debt and capital lease obligations	(2,812)	(1,256)	(1,556)
Payment of debt issuance costs	(63)	—	(63)
Proceeds from exercise of stock options	100	—	100
Distributions to noncontrolling interests, net of contributions	(4,942)	(6,169)	1,227

Net cash used in financing activities	(4,717)	(7,299)	2,582

Net increase (decrease) in cash and cash equivalents	3,519	(2,113)	5,632
Cash and cash equivalents at beginning of year	6,878	10,822	(3,944)

Cash and cash equivalents at end of period	$10,397	$8,709	$1,688

Operating Activities

Net cash provided by operating activities was $9.9 million and $5.4 million for the six months ended June 30, 2013 and 2012 respectively.

During 2013, we had an increase in accounts receivable of $3.0 million that was offset by net growth in accounts payable and accrued liabilities.

We received formal acceptance of our new provider enrollment application as a provider for Texas Medicaid on May 24, 2013 and received formal acceptance on June 17, 2013 of our Medicare application for provider status of our pathology lab that relocated from Florida to Texas in March. As a result, starting in mid-June, we began receiving Medicaid payments from the State of Texas for the various localities where our providers practice. After acceptance by Medicaid, the major Medicaid managed care payers began loading the new contracts for purposes of paying for services provided to their member beneficiaries under the Texas Medicaid program. The accounts receivable backlog associated with these and other minor commercial payer issues related to services provided since the Contribution totaled $2.0 million as of June 30, 2013. As Texas Medicaid and the Medicaid managed care payers work through the backlog, load contracts and build out their various claims adjudication infrastructure, we anticipate that these payers will become current during the third quarter of 2013. Until the backlog is remediated, payment from these providers will continue to exceed normal collection cycles, contributing to our growth in accounts receivable.

Investing Activities

Net cash used in investing activities of $1.6 million for the six months ended June 30, 2013 was primarily attributable to $1.5 million of cash used for capital expenditures and a $0.2 million investment in a new cancer treatment center. Cash paid for capital expenditures was primarily for technology infrastructure and leasehold improvements.

We anticipate capital expenditures of approximately $2.0 million in 2013, primarily related to investments in our technology infrastructure, leasehold improvements and the replacement of lithotripters at our consolidated lithotripsy entities. The consolidated lithotripsy entities generally finance the acquisition of lithotripsy equipment.

Financing Activities

During April 2013, we borrowed $3.0 million under the revolving credit facility to maintain a minimum level of cash for management operations. Scheduled principal payments on long-term debt made for the six months ended June 30, 2013 totaled $2.6 million versus $1.3 million for the same period in 2012. The increase is related to the long-term debt borrowed in connection with the Contribution (see Debt Obligations below).

Distributions to noncontrolling interests, net of contributions, decreased by $1.2 million for the six months ended June 30, 2013 as compared to the same period in 2012. In connection with the Contribution, the Company acquired certain noncontrolling interests in entities it consolidates, resulting in the decrease, as those acquired interests are no longer entitled to distributions.

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

The Term Loans consist of the Tranche A Term Loan with an aggregate principal amount of $12.5 million, the Tranche B Term Loan with an aggregate principal amount of $3.5 million and the Tranche C Term Loan with an aggregate principal amount of $5.0 million. Interest on the Term Loans is due monthly. The Tranche A Term Loan accrues interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00% (3.25% at June 30, 2013) and matures on August 31, 2017. Principal payments of $625,000 are due quarterly. The Tranche B Term Loan accrues interest at the 30 day LIBOR plus a margin of 3.50% (3.75% at June 30, 2013) and matures on August 31, 2014. Principal payments of $437,500 are due quarterly. The Tranche C Term Loan accrues interest at the 30 day LIBOR plus a margin of 1.25% (1.50% at June 30, 2013) and matures on August 31, 2017. The outstanding principal balance and any unpaid interest will be due upon the Tranche C Term Loan maturity date.

Amounts borrowed under the Revolver accrue interest at the 30 day London Interbank Offered Rate plus a margin of 3.00% (currently 3.25%) with interest payments due monthly.

We intend to fund the required principal and interest payments under the Term Loans with available cash balances and cash provided by operating activities.

The terms of the Credit Agreement restrict our ability to enter into additional debt or other financings or retain proceeds from the sale of assets, requiring such proceeds to be applied to outstanding balances of the Term Loans and Revolver, with limited exceptions.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $15.3 million. The guarantees provide for recourse against the investee; however, if we are required to perform under one or more guarantees, recovery of any amount would be unlikely. The remaining terms of these guarantees range from 19 to 81 months. We record a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe the likelihood that we will have to perform under these agreements is remote.

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

Changes in Internal Control over Financial Reporting

As described elsewhere in this Quarterly Report on Form 10-Q, on August 31, 2012 we completed a multi-entity business combination referred to as the Contribution. SEC guidance permits the exclusion of an assessment of the effectiveness of a registrant’s internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment in which to conduct that assessment. As such, management excluded the internal controls and processes of the businesses acquired in the Contribution in its assessment and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2012.

On June 1, 2013, we began consolidating the balance sheets, results of operations and cash flows of WNI-DFW. See Note 4 of our Condensed Consolidated Financial Statements for information related to WNI-DFW.

We are in the process of integrating the operations of the acquired businesses, described above, including their internal controls and processes, into our operations. We are also in the process of extending to the acquired businesses and their processes our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act.

Except as noted above, there have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding material pending legal proceedings in which we are involved, see Note 12, Commitments and Contingencies in our June 30, 2013 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

Date: August 13, 2013