Form 10-Q
period 2013-09-30
USMD Holdings, Inc.
filed 2013-11-14
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

The registrant had 10,105,491 shares of common stock outstanding as of November 1, 2013.

PART I FINANCIAL INFORMATION

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS(1)
Current assets:
Cash and cash equivalents	$12,128	$6,878
Restricted cash	5,000	5,000
Accounts receivable, net of allowance for doubtful accounts of $1,970 at September 30, 2013 and $1,127 at December 31, 2012, respectively	23,698	20,615
Inventories	1,402	782
Deferred tax assets	937	729
Prepaid expenses and other current assets	3,510	2,584

Total current assets	46,675	36,588
Property and equipment, net	24,070	26,203
Investments in nonconsolidated affiliates	61,127	35,892
Goodwill	118,176	118,261
Intangible assets, net	27,476	28,786
Other assets	375	386

Total assets	$277,899	$246,116

LIABILITIES(2) AND EQUITY
Current liabilities:
Accounts payable	$1,880	$3,318
Accrued payroll	15,478	9,813
Other accrued liabilities	9,182	5,867
Other current liabilities	951	1,115
Revolving credit facility	3,000	—
Current portion of long-term debt	4,903	4,639
Current portion of related party long-term debt	635	594
Current portion of capital lease obligations	276	287

Total current liabilities	36,305	25,633
Other long-term liabilities	1,260	1,300
Deferred compensation payable	4,737	4,898
Long-term debt, less current portion	34,564	16,754
Related party long-term debt, less current portion	3,252	3,734
Capital lease obligations, less current portion	351	561
Deferred tax liabilities	24,103	23,789

Total liabilities	104,572	76,669
Commitments and contingencies
Equity:
USMD Holdings, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 10,090,908 and 10,033,500 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	101	100
Additional paid-in capital	157,191	153,444
Retained earnings	12,549	12,671
Accumulated other comprehensive loss	(3)	(16)

Total USMD Holdings, Inc. stockholders’ equity	169,838	166,199
Noncontrolling interests in subsidiaries	3,489	3,248

Total equity	173,327	169,447

Total liabilities and equity	$277,899	$246,116

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
(1) Assets of consolidated variable interest entity (“VIE”) included in total assets above (after elimination of intercompany transactions and balances):
Cash and cash equivalents	$1,867	$—
Accounts receivable	119	—

Total assets	$1,986	$—

(2) Liabilities of consolidated VIE included in total liabilities above (after elimination of intercompany transactions and balances):
Accounts payable	$42	$—
Other accrued liabilities	1,819	—

Total liabilities	$1,861	$—

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Patient service revenue	$49,633	$14,235	$141,752	$14,235
Provision for doubtful accounts related to patient service revenue	(1,581)	(268)	(2,329)	(268)

Net patient service revenue	48,052	13,967	139,423	13,967
Management services revenue	6,067	5,757	19,140	17,464
Lithotripsy revenue	5,492	5,869	16,157	16,869

Net operating revenue	59,611	25,593	174,720	48,300

Operating expenses:
Salaries, wages and employee benefits	38,557	14,922	115,033	25,643
Medical supplies and services expense	8,459	1,785	19,933	1,981
Rent expense	3,770	1,268	10,945	1,514
Provision for doubtful accounts	99	16	112	88
Other operating expenses	6,674	4,677	19,985	8,540
Depreciation and amortization	1,900	797	5,782	1,334

Total operating expenses	59,459	23,465	171,790	39,100

Income from operations	152	2,128	2,930	9,200

Other income (expense):
Interest expense, net	(464)	(241)	(1,121)	(651)
Equity in income of nonconsolidated affiliates, net	2,321	784	5,988	1,541
Other gain (loss), net	—	59	(58)	186

Total other income, net	1,857	602	4,809	1,076

Income before provision (benefit) for income taxes	2,009	2,730	7,739	10,276
Provision (benefit) for income taxes	(110)	(93)	414	512

Net income	2,119	2,823	7,325	9,764
Less: net income attributable to noncontrolling interests	(2,555)	(3,183)	(7,447)	(9,171)

Net income (loss) attributable to USMD Holdings, Inc.	$(436)	$(360)	$(122)	$593

Earnings (loss) per share attributable to USMD Holdings, Inc.:
Basic	$(0.04)	$(0.06)	$(0.01)	$0.14
Diluted	$(0.04)	$(0.06)	$(0.01)	$0.14
Weighted average common shares outstanding:
Basic	10,088	5,748	10,071	4,307
Diluted	10,088	5,748	10,071	4,317

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$2,119	$2,823	$7,325	$9,764
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	1	(1)	13	3

Total other comprehensive income (loss)	1	(1)	13	3

Comprehensive income	2,120	2,822	7,338	9,767
Less: comprehensive income attributable to noncontrolling interests	(2,555)	(3,183)	(7,447)	(9,171)

Comprehensive income (loss) attributable to USMD Holdings, Inc. common stockholders	$(435)	$(361)	$(109)	$596

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	USMD Holdings, Inc. Common Stockholders’ Equity						Noncontrolling Interests in Subsidiaries	Total Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total USMD Holdings, Inc.
	Shares Outstanding	Par Value
Balance at December 31, 2012	10,034	$100	$153,444	$(16)	$12,671	$166,199	$3,248	$169,447
Net income (loss)	—	—	—	—	(122)	(122)	7,447	7,325
Other comprehensive income	—	—	—	13	—	13	—	13
Share-based payment expense	—	—	457	—	—	457	—	457
Common stock issued for share-based payment award exercised	6	—	100	—	—	100	—	100
Common stock issued for acquisition of business	4	—	109	—	—	109	—	109
Common stock issued for payment of accrued liabilities	47	1	657	—	—	658	—	658
Beneficial conversion debt discount on Convertible Subordinated Notes	—	—	3,729	—	—	3,729	—	3,729
Tax effect of beneficial conversion discount on Convertible Subordinated Notes	—	—	(1,305)	—	—	(1,305)	—	(1,305)
Capital contributions from noncontrolling shareholders	—	—	—	—	—	—	562	562
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(7,768)	(7,768)

Balance at September 30, 2013	10,091	$101	$157,191	$(3)	$12,549	$169,838	$3,489	$173,327

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$7,325	$9,764
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,441	356
Depreciation and amortization of property and equipment	4,438	1,119
Amortization of intangible assets and debt issuance costs	1,489	215
Accretion of debt discount	56	—
Loss on sale or disposal of assets, net	62	—
Equity in income of nonconsolidated affiliates, net	(5,988)	(1,541)
Distributions from nonconsolidated affiliates	5,308	501
Share-based payment expense	457	645
Recovery of investments in nonconsolidated affiliates	—	(135)
Deferred income tax provision (benefit)	(943)	13
Change in operating assets and liabilities, net of effects of business combinations and initial consolidation of investee:
Accounts receivable	(5,524)	(633)
Inventories	(609)	(208)
Prepaid expenses and other assets	(926)	(476)
Current liabilities	8,141	(2,442)
Other noncurrent liabilities	154	(4,169)

Net cash provided by operating activities	15,881	3,009

Cash flows from investing activities:
Cash acquired in business combination	—	6,967
Capital expenditures	(2,357)	(887)
Investments in nonconsolidated affiliates	(200)	—
Proceeds from sale of life insurance policies	—	3,184
Proceeds from sale of property and equipment	64	—
Increase in cash due to initial consolidation of investee	—	52

Net cash provided by (used in) investing activities	(2,493)	9,316

Cash flows from financing activities:
Borrowings on revolving credit facility	3,000	—
Proceeds from issuance of long-term debt	—	21,124
Payments on long-term debt and capital lease obligations	(3,457)	(19,749)
Principal payments on related party long-term debt	(441)	(2,790)
Restricted cash	—	(5,000)
Issuance of USMD common stock	—	980
Payment of debt issuance costs	(134)	—
Proceeds from exercise of stock options	100	—
Capital contributions from noncontrolling interests	562	363
Distributions to noncontrolling interests	(7,768)	(9,374)

Net cash used in financing activities	(8,138)	(14,446)

Net increase (decrease) in cash and cash equivalents	5,250	(2,121)
Cash and cash equivalents at beginning of year	6,878	10,822

Cash and cash equivalents at end of period	$12,128	$8,701

Supplemental noncash investing and financing information:
Other liabilities financed	$461	$1,335
Equipment acquired included in other liabilities	$—	$461
Equipment acquired through debt financing	$180	$—
Investment in nonconsolidated affiliate financed with debt	$24,342	$—
Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$702	$175
Interest to related parties	$279	$397
Income tax	$1,448	$421
Cash received for—
Income tax refund	$810	$—

See accompanying notes to condensed consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

Description of Business:

USMD Holdings, Inc. (“Holdings” or the “Company”) is a Delaware corporation formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation (“USMD”), Urology Associates of North Texas, L.L.P., a Texas limited liability partnership (“UANT”), and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”) (such transaction, the “Contribution”). Holdings described this transaction in its Registration Statement on Form S-4 (as amended, the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). Prior to the consummation of the Contribution, on December 1, 2011, Ventures and Holdings entered into a merger agreement with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”), and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel Management Services, L.L.C., a Texas limited liability company (“Impel”), pursuant to which the businesses of MCNT and Impel were merged into subsidiaries of Ventures immediately prior to the Contribution and these businesses were contributed by Ventures to Holdings as part of the Contribution. Effective August 31, 2012, Holdings and the other parties consummated the Contribution (see Note 2).

The Company is an innovative early-stage physician-led integrated health system. Through its subsidiaries and affiliates, the Company provides health care services to patients in physician clinics, hospitals and other health care facilities, and also provides management and operational services to hospitals, physician practices and other healthcare service providers. An integrated health system is considered early-stage when it has not yet established all the components necessary to be considered a fully integrated health system.

A wholly owned subsidiary of the Company is the sole member of a Texas certified non-profit healthcare organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. Through wholly owned subsidiaries, the Company provides management and operational services to two short stay hospitals in the Dallas-Fort Worth, Texas metropolitan area and provides management and/or operational services to seven cancer treatment centers in five states and 21 lithotripsy service providers primarily located in the South Central United States. Of these managed entities, the Company has ownership interests in the two hospitals, two cancer treatment centers and 20 lithotripsy service providers. The Company also wholly owns and operates two clinical laboratories and one anatomical pathology laboratory in the Dallas-Fort Worth, Texas metropolitan area. In addition, the Company wholly owns and operates one cancer treatment center and one lithotripsy service provider in the Dallas-Fort Worth, Texas metropolitan area.

Basis of Presentation:

The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of the Company’s management, are necessary for fair presentation of the condensed consolidated financial statements. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

The Company consolidates entities in which it or its wholly owned subsidiaries is the general partner or managing member and the limited partners or managing members, respectively, do not have sufficient rights to overcome the presumption of the Company’s control.

The Company uses the equity method to account for investments in entities it or its wholly owned subsidiaries does not control, but over which it or its wholly owned subsidiaries has the ability to exercise significant influence. The Company does not consolidate equity method investments, but rather measures them at their initial costs and subsequently adjusts their carrying values through income for the Company’s respective share of earnings or losses during the period.

The Company eliminates all significant intercompany accounts and transactions in consolidation.

The Company’s statements of operations and comprehensive income for the three months ended September 30, 2012 include two months of results of operations and comprehensive income of USMD and one month of results of operations and comprehensive income of the consolidated post-Contribution Company. The Company’s statements of operations, comprehensive income and cash flows for the nine months ended September 30, 2012 include eight months of results of operations, comprehensive income and cash flows of USMD and one month of results of operations, comprehensive income and cash flows of the consolidated post-Contribution Company. The Company’s statements of operations and comprehensive income for the three and nine months ended September 30, 2013 include the results of operations and comprehensive income of the consolidated post-Contribution Company. The Company’s cash flows for the nine months ended September 30, 2013 include the cash flows of the consolidated post-Contribution Company.

Segment Reporting

GAAP defines operating segments as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The CODM assesses performance and allocates resources at the integrated healthcare system level. Accordingly, the Company has one operating segment for segment reporting purposes.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

September 30, 2013

(Unaudited)

Out of Period Adjustment:

In calculating the Company’s December 31, 2012 provision for income taxes, certain deferred rent activity that should have been attributed to the opening balance sheet of one of the companies acquired in the Contribution was incorrectly recorded as current period activity. This error resulted in an understatement of the provision for income taxes and an overstatement of goodwill at December 31, 2012 in the amount of $196,000. During the first quarter of 2013, the Company corrected this error by recording additional income tax provision of $196,000 and decreasing goodwill by the same amount. The impact of this out of period adjustment was not material to the consolidated results, financial position or cash flows for the year ended December 31, 2012, nor is it expected to be material to the consolidated results, financial position or cash flows for the year ending December 31, 2013.

Note 2 – Business Combination

The Contribution

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

As discussed in Note 1, in connection with the Contribution, during the nine month period ended September 30, 2013, the Company reduced goodwill and liabilities assumed by $196,000. In addition, in June 2013, in connection with the valuation of fixed assets acquired, the Company reduced property and equipment acquired and increased goodwill by $171,000. As of August 31, 2013, the Company’s measurement period adjustments are complete.

Pro Forma Disclosures

The results of operations and cash flows of the acquired businesses are included in Holdings’ consolidated financial statements beginning September 1, 2012. For the three and nine month periods ended September 30, 2013, the acquired businesses contributed net operating revenues of $45.7 million and $136.8 million respectively. For the three and nine months ended September 30, 2012, the acquired businesses contributed net operating revenues of $21.8 million. It is impracticable for the Company to determine the amount of earnings of the acquired businesses included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2013 or September 30, 2012 due to the significant transfers of personnel, fixed assets and departments into and between newly created or historical departments and business units that have occurred subsequent to the Contribution. The following table presents unaudited pro forma results as if the entities had been combined on January 1, 2012. The pro forma financial information includes adjustments to give effect to activity that is directly attributable to the Contribution, factually supportable and expected to have a continuing impact on the combined results of operations. The pro forma financial information also includes adjustments to give effect to direct, incremental costs of the Contribution as nonrecurring charges directly related to the Contribution. The pro forma combined financial information has been prepared for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or the results of operations that would have been realized had Holdings, USMD, Ventures, UANT, MCNT and Impel been a combined company during the specified periods (in thousands, except per share data).

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

September 30, 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited, pro forma)
Net operating revenue	$59,611	$55,296	$174,720	$166,479
Net income	$2,192	$2,205	$7,432	$10,849
Net income (loss) attributable to USMD Holdings, Inc.	$(363)	$(492)	$(15)	$3,219
Earnings (loss) per share attributable to USMD Holdings, Inc.
Basic	$(0.03)	$(0.05)	$(0.00)	$0.32
Diluted	$(0.03)	$(0.05)	$(0.00)	$0.32

For the three and nine months ended September 30, 2012, pro forma adjustments include a reduction to other operating expenses of $0.5 million and $1.8 million, respectively, for nonrecurring transaction costs directly attributable to the Contribution, primarily legal, accounting and other professional fees.

Acquisition of Physician Practice

In July 2013, the Company acquired a physician practice in exchange for 3,654 shares of the Company’s common stock with a fair value of $109,000.

Note 3 – Variable Interest Entity

In April 2013, the Company became an equal co-member of a Texas non-profit corporation (“WNI-DFW”) that has been approved by the Texas Medical Board as a certified non-profit healthcare organization. WNI-DFW contracts with health insurance companies to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given patient population in the North Texas service area for a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which an entity receives from the third party payer a fixed payment per patient per month for a defined patient population, and the entity is then responsible for arranging and/or providing all of the healthcare services required by that patient population. The entity accomplishes this by managing patient care and by contracting with downstream healthcare providers to provide needed healthcare services for the patient population. In such a model, the contracting entity is then responsible for incurring or paying for the cost of healthcare services required by that patient population. The entity generates a net surplus if the cost of all healthcare services provided to the patient population is less than the payments received from the third party payer, and it generates a net deficit if the cost of such services is higher than the payments received. In early May 2013, the Company and its equal co-member both made a $100,000 capital contribution to WNI-DFW. On June 1, 2013, WNI-DFW commenced operations.

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

The Company concluded that the members, the board of directors and the executive management team of WNI-DFW are structured in a way that neither member nor its designee has the individual power to direct the activities of WNI-DFW that most significantly impact its economic performance. Management considered whether the various service and support agreements between WNI-DFW and its members (or their affiliates) provide either variable interest party with this power and concluded that the PCP Agreement between USMD Physician Services and WNI-DFW does provide the power to direct such activities to USMD Physician Services. Under the PCP Agreement, USMD Physician Services is responsible for providing many services related to the growth of the patient population WNI-DFW will manage, the management of that population’s healthcare needs, and the provision of required healthcare services to those patients. The Company has concluded that the success or failure of USMD Physician Services in conducting these activities will most significantly impact the economic performance of WNI-DFW. In addition, the Company’s variable interests in WNI-DFW obligate the Company to absorb deficits and provide it the right to receive benefits that could potentially be significant to WNI-DFW. As a result of this analysis, the Company concluded that it is the primary beneficiary of WNI-DFW and therefore consolidates the balance sheets, results of operations and cash flows of WNI-DFW.

The following table summarizes the carrying amount of the assets and liabilities of WNI-DFW included in the Company’s condensed consolidated balance sheet at September 30, 2013 (after elimination of intercompany transactions and balances) (in thousands):

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

September 30, 2013

(Unaudited)

September 30, 2013
Current assets:
Cash and cash equivalents	$1,867
Accounts receivable	119

Total current assets	$1,986

Current liabilities:
Accounts payable	$42
Other accrued liabilities	1,819

Total current liabilities	$1,861

The assets of WNI-DFW can only be used to settle obligations of WNI-DFW. The creditors of WNI-DFW have no recourse to the general credit of the Company. The Company is contractually obligated to make additional contributions of capital to WNI-DFW under certain circumstances, particularly in the event of deficits incurred by WNI-DFW.

The results of operations and cash flows of WNI-DFW are included in the Company’s consolidated financial statements beginning June 1, 2013. For the three and nine months ended September 30, 2013, WNI-DFW contributed net operating revenues of $3.1 million and $4.0 million, respectively, and income before provision for income taxes of $265,000 and $340,000 (after elimination of intercompany transactions), respectively.

Estimated Medical Expense

In connection with the operations of WNI-DFW, the Company makes estimates related to incurred but not reported medical claims (“IBNR”) of WNI-DFW. Since the patient population that WNI-DFW is contracted to provide health services to does not have a historical medical claims history from which claims-based actuarial judgments can be made, the Company must estimate the IBNR using other methods. Management relies on the Risk Adjustment Factor (“RAF”) score of the patient population to estimate the total medical supplies and services expense of providing healthcare services to that population. Because the per member per month capitated revenue the Company records is based on the patient population RAF score, the Company currently records an IBNR amount that results in total medical costs equal to 100% of the capitated revenue recorded. The earliest the Company anticipates having preliminary medical claims-based actuarial data points is as of December 31, 2013.

If actual results are not consistent with the Company’s estimate, the Company may be exposed to variances in medical supplies and services expense that may be material. A medical claims experience that is not consistent with the RAF score assigned to the patient population may affect the medical supplies and services expense.

Note 4 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USMD Hospital at Arlington, L.P.	$50,108	46.40%	$24,997	28.44%
USMD Hospital at Fort Worth, L.P.	10,686	30.88%	10,779	30.88%
Other	333	4%-34%	116	4%-34%

	$61,127		$35,892

On September 13, 2013, the Company issued convertible subordinated notes payable (see Note 8) to certain limited partners of USMD Hospital at Arlington, L.P. (“USMD Arlington”) to acquire additional ownership interests in USMD Arlington. As a result of this transaction, the Company’s investment in USMD Arlington increased by $24.3 million and its ownership percentage in USMD Arlington increased to 46.4%.

In February 2013, the Company invested $200,000 in a new cancer treatment center in Anchorage, Alaska. The Company has an existing agreement to provide management services to this center. Because the Company has the ability to exercise significant influence over the management and operations of the center, the Company accounts for the investment under the equity method of accounting.

At September 30, 2013, USMD Arlington and USMD Hospital at Forth Worth, L.P. (“USMD Fort Worth”) were significant equity investees, as that term is defined by SEC Regulation S-X Rule 8-03(b)(3). Summarized financial information for USMD Arlington and USMD Forth Worth is as follows (in thousands):

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

September 30, 2013

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
USMD Arlington:
Revenue	$67,044	$62,935
Income from operations	$15,769	$12,649
Income from continuing operations	$15,013	$10,813
Net income	$15,013	$10,813
USMD Fort Worth:
Revenue	$26,988	$25,874
Income from operations	$5,577	$4,183
Income from continuing operations	$4,946	$3,911
Net income	$4,946	$3,911

Note 5 – Patient Service Revenue and the Allowance for Doubtful Accounts

Patient Service Revenue

On June 1, 2013, in connection with the commencement of operations at WNI-DFW, the Company began earning capitated patient service revenue. The Company’s patient service revenue is summarized by payer in the following table (in thousands). The Company had no patient service revenue prior to September 1, 2012.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013		Three and Nine Months Ended September 30, 2012
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$13,743	28.6%	$40,392	29.0%	$4,235	30.3%
Medicaid	309	0.6%	1,079	0.8%	92	0.7%
Managed care and commercial payers	30,775	64.0%	91,472	65.6%	9,565	68.5%
Capitated revenue	3,759	7.8%	5,622	4.0%	—	—%
Self-pay	1,047	2.2%	3,187	2.3%	343	2.5%

Patient service revenue before provision for doubtful accounts	49,633	103.3%	141,752	101.7%	14,235	101.9%
Patient service revenue provision for doubtful accounts	(1,581)	(3.3)%	(2,329)	(1.7)%	(268)	(1.9)%

Net patient service revenue	$48,052	100.0%	$139,423	100.0%	$13,967	100.0%

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management’s assessment of the collectibility of patient accounts. The Company regularly reviews this allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a patient’s or customer’s ability to pay. Uncollectible accounts are written off once collection efforts are exhausted. A summary of the Company’s accounts receivable allowance for doubtful accounts activity is as follows (in thousands):

Balance at December 31, 2012	Provision for Doubtful Accounts Related to Patient Service Revenue	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at September 30, 2013
$1,127	2,329	112	(1,598)	$1,970

The allowance for doubtful accounts as a percent of accounts receivable, net of contractual allowances, was 8.7% and 6.4% as of September 30, 2013 and December 31, 2012, respectively. The increase in this ratio is primarily the result of a growth in the aging of the patient portion of commercial accounts and the growth in the aging of both the insurance and patient portion of Medicare and Medicaid account balances over 120 days.

Self pay is defined as the total of all unfunded patient balances plus the patient portion of insured accounts. As a result of the increased aging of accounts receivable, account write-offs have grown, particularly in the third quarter. Write-offs related to self-pay account balances increased 45% from the second quarter 2013 and 58% from the fourth quarter 2012, primarily from the patient responsible portion. The patient responsible portion of accounts receivable has a longer collections cycle, and continues to increase as the cost of care shifts from the employer to the employee. Management has taken steps to mitigate the longer collections cycle by instituting more stringent point of service collections protocols.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

September 30, 2013

(Unaudited)

Aging of post-Contribution account balances is primarily the result of the elongated Medicaid provider enrollment process. The Medicaid enrollment process could not begin until the Medicare enrollment process was complete. While most of the Medicaid balance outstanding is deemed collectible for physicians employed by USMD Physician Services and its subsidiaries and the pace of collections of the older Medicaid accounts receivable has accelerated in the third quarter, management cannot predict with certainty that a portion of the oldest government accounts receivable will ultimately be collected and, consequently has reserved against its collection. Of the total Medicaid accounts receivable as of September 30, 2013, approximately $0.7 million is anticipated with a higher degree of certainty to be collectible and over 40% of that total was collected as of early November 2013.

Changes in general economic conditions, payer mix, or trends in federal governmental and private employer healthcare coverage could affect the estimate of the allowance for doubtful accounts, collection of accounts receivable, financial position, results of operations, and cash flows of the Company.

Note 6 – Goodwill

The following table sets forth the goodwill activity for each of the Company’s reporting units during the nine months ended September 30, 2013 (in thousands):

	Physician and Ancillary Services	Cancer Treatment Services	Lithotripsy Services	Total
Balance at December 31, 2012
Goodwill	$60,614	$54,219	$6,837	$121,670
Accumulated impairment	—	—	(3,409)	(3,409)

	60,614	54,219	3,428	118,261
Adjustments related to business combination	(196)	111	—	(85)
Balance at September 30, 2013
Goodwill	60,418	54,330	6,837	121,585
Accumulated impairment	—	—	(3,409)	(3,409)

	$60,418	$54,330	$3,428	$118,176

In June 2013, the Company reduced fixed assets acquired in the Contribution by $171,000. This resulted in an increase to goodwill of $111,000, net of tax.

Note 7 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued expenses	$3,446	$3,108
Accrued bonus	1,017	1,469
Accrued payables	3,466	822
Income taxes payable	1,253	468

	$9,182	$5,867

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

September 30, 2013

(Unaudited)

Note 8 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Holdings:
Credit agreement:
Term debt	$16,750	$19,938
Revolving credit facility	3,000	—
Convertible subordinated notes, net of unamortized discount of $3,673	20,669	—
Subordinated notes payable	3,887	4,328
Other note payable	138	185

	44,444	24,451
Consolidated lithotripsy entities:
Notes payable	1,909	1,270
Capital lease obligations	628	848

	2,537	2,118

Total long-term debt and capital lease obligations	46,981	26,569
Less: current portion	(8,814)	(5,520)

Long-term debt and capital lease obligations, less current portion	$38,167	$21,049

Convertible Subordinated Notes

On September 13, 2013, the Company issued convertible subordinated notes in the aggregate principal amount of $24.3 million (the “Convertible Subordinated Notes”) to certain limited partners of USMD Arlington to acquire their limited partnership interests in USMD Arlington. The Convertible Subordinated Notes bear interest at a fixed rate of 5.00% per annum and mature on March 1, 2019. Interest payments are due and payable on the last day of each month beginning on September 30, 2013 and the principal is due upon maturity. The Company may prepay the Convertible Subordinated Notes, in whole or in part, at any time after September 1, 2014 without penalty.

Each noteholder will have the right at any time after September 1, 2014 to convert all or any part of the unpaid principal balance of their respective Convertible Subordinated Note into shares of common stock of Holdings at the rate of one share of common stock for each $23.37 of principal. At the date of issuance of the Convertible Subordinated Notes, the commitment date, the conversion price was less than the fair value of shares of Holdings’ common stock. The Company recognized the intrinsic value of the conversion option’s in-the-money portion as a $3.7 million beneficial conversion discount to the debt with an offsetting entry to additional paid-in capital. Recognition of the beneficial conversion discount results in a temporary book-tax basis difference in the debt instrument. Accordingly, the Company recorded a $1.3 million deferred tax liability with an offsetting entry to additional paid-in capital. The beneficial conversion discount will be accreted to the Convertible Subordinated Notes using the effective interest method over 66 months until they mature on March 1, 2019. The conversion rate will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions.

The aggregate Convertible Subordinated Notes are convertible into 1,041,581 common shares of Holdings at a conversion price of $23.37 per share. If the Convertible Subordinated Notes were converted into shares of the Company’s common stock at the September 30, 2013 closing price, the value of the shares issued would exceed the Convertible Subordinated Notes principal amount by $2.3 million. The Convertible Subordinated Notes have an effective interest rate of 8.50%. For the three and nine months ended September 30, 2013, the Company recognized interest expense related to the Convertible Subordinated Notes of $157,000, comprised of $101,000 related to the contractual interest rate and $56,000 related to discount accretion.

The indebtedness represented by the Convertible Subordinated Notes is expressly subordinate to all senior indebtedness of Holdings currently outstanding or incurred in the future, which includes without limitation its indebtedness to banks.

Notes Payable

During the third quarter of 2013, one of the Company’s consolidated lithotripsy partnerships acquired equipment totaling $0.4 million from another consolidated entity and executed a note payable with a third party to finance the full amount of the purchased equipment. The note bears a fixed interest rate of 4.2% and principal and interest payments are due monthly in 60 equal installments of $6,488 until maturity in July, 2018. The note is secured by the financed equipment. The associated asset disposal and acquisition transactions have been eliminated in consolidation from the Company’s results of operations and cash flows.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

September 30, 2013

(Unaudited)

Revolving Credit Facility

On August 31, 2012, in connection with the Contribution, the Company entered into a credit agreement with a syndicate of banks (“Credit Agreement”). During April 2013, Holdings borrowed $3.0 million under the revolving credit facility (“Revolver”) available under the Company’s Credit Agreement. The loan is for working capital purposes and accrues interest at the 30 day London Interbank Offered Rate plus a margin of 3.00% (3.25% at September 30, 2013) with interest payments due monthly. The Revolver terminates on February 28, 2014 and the Company currently has $7.0 million available to borrow under this credit facility.

Note 9 – Fair Value Measurements

Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt. The carrying value of financial instruments with a short-term or variable-rate nature approximate fair value and are not presented in the table below. The carrying value and estimated fair value of the Company’s financial instruments that do not approximate fair value are set forth in the table below (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Subordinated Notes	$20,669	$20,669	$—	$—
Subordinated related party notes payable	$3,887	$4,477	$4,328	$5,078
Consolidated lithotripsy entity notes payable	$1,909	$1,911	$1,270	$1,273
Other long-term liabilities	$—	$—	$461	$461
Other notes payable	$138	$142	$185	$194

The Company determines the fair value of its subordinated related party notes payable using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt (Level 3 fair value measurement). The Company’s consolidated lithotripsy entities enter into term notes for equipment; borrowing rates are based on individual entity creditworthiness. At September 30, 2013, the Company estimated current borrowing rates for the lithotripsy entity notes payable by adjusting the discount factor of the obligations at September 30, 2013 by the variance in borrowing rates between the inception dates and balance sheet date (Level 3 fair value measurement). Management noted no significant events that would otherwise affect the lithotripsy entity borrowers’ creditworthiness. At September 30, 2013 and December 31, 2012, the carrying value of Convertible Subordinated Notes and other long-term liabilities, respectively, approximated fair value due to recent inception. Quoted market prices are not available for the Company’s notes payable.

Note 10 – Share-Based Payment

Pursuant to its 2010 Equity Compensation Plan (the “Plan”), the Company may grant equity awards to employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. The terms of the Plan provide for the reservation of up to 1,000,000 shares of common stock for issuance under the Plan, including a maximum of 900,000 shares issued pursuant to stock options and 100,000 shares issued pursuant to restricted stock and stock appreciation rights. Stock options may be granted with terms up to ten years. At September 30, 2013, the Company had 439,076 shares available for grant under the Plan.

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

	Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	1.78%	0.41%
Expected volatility of common stock	45.2%	51.7%
Expected life of options	6.2 years	4.1 years
Dividend yield	0.00%	0.00%

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

September 30, 2013

(Unaudited)

The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of exchange traded options, and therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of stock options. A summary of stock option activity for the nine months ended September 30, 2013 is as follows:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	321,807	$24.26	6.12	$—
Granted	192,845	26.24
Exercised	(6,037)	16.56		$132,000
Forfeited	(1,445)	21.03

Outstanding as of September 30, 2013	507,170	$25.12	6.67	$920,843

Vested and expected to vest at September 30, 2013	221,595	$24.35	5.69	$497,120
Exercisable at September 30, 2013	167,610	$24.06	5.30	$410,998

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was $11.44 and $10.12 per option, respectively. The fair value of stock options vested and share-based payment expense recognized for the nine months ended September 30, 2013 and 2012 was $457,000 and $288,000, respectively, and is included in salaries, wages and employee benefits.

At September 30, 2013, the Company had 285,575 nonvested stock option awards with a weighted-average grant-date fair value of $8.91. At September 30, 2013, the total unrecognized compensation costs related to nonvested share-based payment awards was $2,558,000, which is expected to be recognized over a remaining weighted-average period of 3.6 years.

Payments in Common Stock

Pursuant to the Plan, on March 11, 2013, the Company granted 47,011 shares of its common stock with a fair value of $647,000 to certain executives and members of senior management in payment of all or a portion of their bonuses accrued at December 31, 2012.

Effective September 30, 2013, one of the Company’s executives entered into a severance agreement with the Company. In connection with the severance agreement, the former executive was granted 14,583 shares of Holdings’ common stock with a fair value of $404,000, which is included in salaries, wages and employee benefits on the Company’s statement of operations.

The common shares described above have not been registered under the Securities Act of 1933, as amended (the “1933 Act”), and may not be transferred without an effective registration statement or pursuant to an appropriate exemption from the registration requirement of the 1933 Act.

Note 11 – Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to the Company’s stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Securities that are potentially dilutive to common shares include outstanding stock options and the Convertible Subordinated Notes. Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be antidilutive.

Dilutive potential common shares related to stock options are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of stock options are used to purchase common shares at the average market price during the period. Proceeds from the exercise of stock options include the amount the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible. The number of shares remaining represents the potentially dilutive effect of the securities. Stock options are only dilutive to the extent that the average market price of common stock during the period exceeds the exercise price of the options.

Dilutive common shares for the Convertible Subordinated Notes are calculated in accordance with the if-converted method. Under the if-converted method, if dilutive, net income attributable to the Company’s stockholders is adjusted to add back the amount of after-tax interest charges recognized in the period, including any deemed interest from a beneficial conversion feature, and the Convertible Subordinated Notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding. These securities are only dilutive to the extent that the after-tax interest charges per common share exceed basic earnings per share.

In accordance with reverse acquisition accounting, the Company’s 2012 weighted-average number of common shares outstanding and potentially dilutive common shares have been retroactively adjusted to reflect the legal capital of the Company after the Contribution. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share and the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

September 30, 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator :
Net earnings (loss) attributable to USMD Holdings, Inc. - basic	$(436)	$(360)	$(122)	$593
Effect of potentially dilutive securities:
Interest on Convertible Subordinated Notes, net of tax	—	—	—	—

Net earnings (loss) attributable to USMD Holdings, Inc. - diluted	(436)	(360)	(122)	593

Denominator :
Weighted-average common shares outstanding	10,088	5,748	10,071	4,307
Effect of potentially dilutive securities:
Stock options	—	—	—	10
Convertible Subordinated Notes	—	—	—	—

Weighted-average common shares outstanding assuming dilution	10,088	5,748	10,071	4,317

Earnings (loss) per share attributable to USMD Holdings, Inc.
Basic	$(0.04)	$(0.06)	$(0.01)	$0.14
Diluted	$(0.04)	$(0.06)	$(0.01)	$0.14

The following table presents the potential shares excluded from the diluted earnings (loss) per share calculation because the effect of including theses potential shares would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	576	202	576	183
Convertible Subordinated Notes	1,042	—	1,042	—

	1,618	202	1,618	183

Note 12 – Commitments and Contingencies

Financial Guarantees

As of September 30, 2013, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $21.2 million. The guarantees provide for recourse against the investee; however, if the Company were required to perform under the guarantees, recovery of any amount from investees would be unlikely. The remaining terms of these guarantees range from 16 to 78 months. The Company records a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

Litigation

The Company is from time to time subject to litigation and related claims and arbitration matters arising in the ordinary course of business, including claims relating to contracts and financial obligations, partnership or joint venture entity disputes, and with respect to USMD Physician Services, claims arising from the provision of professional medical services to patients. In some cases, plaintiffs may seek damages, including punitive damages, that may not be covered by insurance. In other cases, claims may not be covered by insurance at all. The Company maintains professional and general liability insurance through commercial insurance carriers for claims and in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope and amount of coverage in effect. The Company expenses as incurred legal costs associated with litigation or other loss contingencies.

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

Certain subsidiaries of the Company are party to six medical negligence lawsuits and one wrongful termination lawsuit. In addition, a subsidiary of the Company has received notices of five potential claims. In one medical negligence lawsuit, management believes that any liability that may ultimately result from the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company. In the remaining five medical negligence lawsuits, the parties are in the early stages of discovery and the plaintiffs have not made specific demands for damages. As related to the five potential claims, no specific claims or demands have been made. Due to these circumstances, the Company is unable to estimate a reasonably possible range of loss related to these lawsuits and pending claims. The Company is insured against the claims described above and believes based on the facts known to date that any damage award related to such claims would be recoverable from its insurer.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - (continued)

September 30, 2013

(Unaudited)

Financial Advisory Commitment

Effective June 18, 2013, the Company amended its existing financial advisory services agreement (“FAS Agreement”) with an investment banking firm. The Company is obligated to compensate the firm in cash for certain financial transactions in amounts generally equal to the greater of a minimum $1.0 million to $2.0 million dependent upon the transaction type or a percentage of the potential transaction value, as further defined in the FAS Agreement. If the Company enters into a qualifying financial transaction during a one year period subsequent to termination of the FAS Agreement, the investment banking firm is entitled to compensation under the terms of the FAS Agreement. At September 30, 2013, the Company has not closed any transaction for which compensation is due to the investment banking firm.

Operating Lease Commitments

At September 30, 2013, future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
October through December 2013	$2,864	$(46)	$2,818
2014	10,889	(90)	10,799
2015	10,199	(92)	10,107
2016	8,193	(94)	8,099
2017	7,016	(97)	6,919
2018	6,156	(99)	6,057
Thereafter	31,462	(698)	30,764

Total	$76,779	$(1,216)	$75,563

Subsequent to September 30, 2013, the Company executed operating lease agreements with minimum lease commitments of $1.7 million due over 87 months.

Note 13 – Related Party Transactions

The Company provides management, clinical and support services to various nonconsolidated affiliates in which it has limited partnership or ownership interests. Management services revenue from these entities totaled $12.2 million and $12.3 million for the nine months ended September 30, 2013 and 2012, respectively, and $4.1 million and $4.0 million for the three months ended September 30, 2013 and 2012, respectively. The majority of this revenue is earned from USMD Arlington and USMD Fort Worth.

One consolidated lithotripsy entity provides lithotripsy services to USMD Arlington and USMD Fort Worth. The Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $2.1 million for each of the nine months ended September 30, 2013 and 2012, and $0.6 million for each of the three months ended September 30, 2013 and 2012.

The Company leases space from USMD Arlington for certain of its physicians and its Arlington cancer treatment center. The Company recorded rent expense related to USMD Arlington totaling $1.3 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively, and $0.4 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively.

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

For accounting purposes, the Contribution qualifies as a business combination and was accounted for as a reverse acquisition by USMD into Holdings, previously a business combination related shell company. Under reverse acquisition accounting, the financial statements are issued in the name of the legal parent (Holdings), but represent a continuation of the accounting acquirer’s (USMD) financial statements, with an adjustment to retroactively restate USMD’s legal capital to reflect the legal capital of Holdings. The assets and liabilities of USMD continue at their pre-Contribution carrying values. The assets and liabilities of Holdings are recorded at fair value at the acquisition date, which, for Holdings, equaled their carrying values. The assets acquired and liabilities assumed from Ventures, UANT, MCNT and Impel (collectively, the “acquired businesses”) are recorded at their respective fair values at the acquisition date. Holdings’ results of operations for the three months ended September 30, 2012 include two months of results of operations of USMD and one month of results of operations of the consolidated post-Contribution Company. Holdings’ results of operations and cash flows for the nine months ended September 30, 2012 include eight months of results of operations and cash flows of USMD and one month of results of operations and cash flows of the consolidated post-Contribution Company.

The Business of Holdings

The Contribution created an innovative early-stage physician-led integrated health system committed to maintaining the vital doctor-patient relationship that we believe results in higher quality and more affordable patient care. An integrated health system is considered early-stage when it has not yet established all the components necessary to be considered a fully integrated health system. Our focus and the focus of our healthcare providers is to deliver higher quality, more convenient, cost effective health care to our patients. We believe our model brings primary care and specialist physicians together and places them in their proper role as leaders of health care delivery, and that this important shift brings quality and patient satisfaction back to the forefront where it belongs by making our providers responsible for patient outcomes and the overall clinical experience.

We intend to expand our business in the North Texas service area by developing, acquiring or affiliating with complementary physician group practices and ancillary healthcare service providers. We also intend to expand our business in other strategic service areas by developing strategic alliances with large integrated practices. We believe that developing, acquiring or collaborating with targeted physician group practices and ancillary healthcare service providers will permit us to pursue more innovative compensation arrangements with health care consumers, such as risk contracting, and will place us in a position to achieve our goal of becoming a national fully integrated health services company.

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

For the periods presented, we had the following:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three and Nine Months Ended September 30, 2012
Patient encounters (i)	220,109	663,669	62,881
New patients (ii)	24,067	71,706	3,187
RVUs (iii)	368,662	1,102,694	109,275
Lab tests (iv)	206,378	614,638	64,213
Imaging procedures (iv)	21,806	56,562	2,434

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cancer treatment center fractions treated (iv)	12,469	11,491	39,580	47,051
Lithotripsy cases (iv)	2,398	2,473	7,029	7,061

(i)	A patient encounter is registered when a patient sees his or her physician.
(ii)	New patients are registered for patients not previously seen by a service provider within our system.
(iii)	Relative Value Units (“RVUs”) are equivalent to physician work RVUs as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVUs as measures of physician productivity and utilization and RVUs are also a component of physician compensation.
(iv)	Lab tests, imaging procedures, cancer treatment center fractions and lithotripsy cases are all production metrics based on Current Procedural Terminology codes.

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

Results of Operations

Effects of Reverse Acquisition

As a result of the August 31, 2012 Contribution, which was accounted for as a reverse acquisition by USMD into Holdings, results of operations and cash flows have limited comparability to prior periods. Our results of operations for the three and nine months ended and cash flows for the nine months ended September 30, 2013 include the results of operations and cash flows of the consolidated post-Contribution Holdings. Our results of operations for the three months ended September 30, 2012 include two months of results of operations of USMD and one month of results of operations of the consolidated post-Contribution Company. Our results of operations and cash flows for the nine months ended September 30, 2012 include eight months of results of operations and cash flows of USMD and one month of results of operations and cash flows of the consolidated post-Contribution Company.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Three Months Ended September 30,				Three Months Variance
	2013		2012		2013 vs. 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$48,052	80.6%	$13,967	54.6%	$34,085	244.0%
Management services revenue	6,067	10.2%	5,757	22.5%	310	5.4%
Lithotripsy revenue	5,492	9.2%	5,869	22.9%	(377)	-6.4%

Net operating revenue	59,611	100.0%	25,593	100.0%	34,018	132.9%

Operating expenses:
Salaries, wages and employee benefits	38,557	64.7%	14,922	58.3%	23,635	158.4%
Medical supplies and services expense	8,459	14.2%	1,785	7.0%	6,674	373.9%
Rent expense	3,770	6.3%	1,268	5.0%	2,502	197.3%
Provision for doubtful accounts	99	0.2%	16	0.1%	83	518.8%
Other operating expenses	6,674	11.2%	4,677	18.3%	1,997	42.7%
Depreciation and amortization	1,900	3.2%	797	3.1%	1,103	138.4%

	59,459	99.7%	23,465	91.7%	35,994	153.4%

Income from operations	152	0.3%	2,128	8.3%	(1,976)	-92.9%
Other income, net	1,857	3.1%	602	2.4%	1,255	208.5%

Income before benefit for income taxes	2,009	3.4%	2,730	10.7%	(721)	-26.4%
Benefit for income taxes	(110)	-0.2%	(93)	-0.4%	(17)	18.3%

Net income	2,119	3.6%	2,823	11.0%	(704)	-24.9%
Less: net income attributable to noncontrolling interests	(2,555)	-4.3%	(3,183)	-12.4%	628	-19.7%

Net loss attributable to USMD Holdings, Inc.	$(436)	-0.7%	$(360)	-1.4%	$(76)	21.1%

Revenues

Net operating revenue increased $34.0 million to $59.6 million for the three months ended September 30, 2013 as compared to the same period in 2012, due primarily to increases in net patient service revenue related to businesses acquired in the Contribution.

Management services revenue includes revenue earned through the provision of management and staffing services to our managed entities and increased 5.4% to $6.1 million for the three months ended September 30, 2013. Hospital management services revenue increased $0.1 million as a result of improvements in adjusted net operating revenue at USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth L.P. (“USMD Fort Worth”). Cancer treatment center management services revenue decreased $0.3 million in 2013 as compared to 2012 primarily due to the termination of management agreements at four cancer treatment centers located in Florida. Consulting management services revenue is related to a business acquired in the Contribution and increased $0.3 million. The remaining $0.2 million increase is related to activities associated with businesses acquired in the Contribution.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which decreased 6.4% to $5.5 million for the three months ended September 30, 2013 from $5.9 million for the same period in 2012. One of the consolidated lithotripsy entities ceased operations during the first quarter of 2013 resulting in a $0.2 million comparative decrease in revenue. A slight decrease in average contract price rate for the remaining consolidated lithotripsy entities resulted in a $0.2 million decline.

Operating Expenses

Salaries, wages and employee benefits increased $23.6 million to $38.6 million for the three months ended September 30, 2013 from $14.9 million in 2012. The increase is primarily related to businesses acquired in the Contribution. The salaries, wages and employee benefits of the acquired businesses used to generate net patient service revenue have a higher relative cost than our historical salaries, wages and employee benefits. This higher cost of revenue accounted for the majority of the increase in salaries, wages and employee benefits as a percentage of net operating revenue to 64.7% in 2013 from 58.3% in 2012.

Medical supplies and services expense increased $6.7 million to $8.5 million for the three months ended September 30, 2013 from $1.8 million in 2012 due primarily to the commencement of operations by WNI-DFW and the nature of businesses acquired in the Contribution. WNI-DFW began managing patient care in June 2013 and the related cost of healthcare services resulted in an increase of $2.8 million. The businesses acquired in the Contribution provide health care services to patients in physician clinics and other health care facilities and utilize significant medical supplies and services in the provision of those services resulting in an increase of $3.8 million.

Rent expense increased $2.5 million to $3.8 million for the three months ended September 30, 2013 from $1.3 million in 2012 due primarily to the businesses acquired in the Contribution. The acquired businesses provide their primary healthcare services in rented facilities.

Other operating expenses consist primarily of professional fees, purchased services, repairs & maintenance, travel expense and other expense. Other operating expenses increased 42.7% to $6.7 million for the three months ended September 30, 2013 from $4.7 million in 2012. The net increase is primarily related to expenses of businesses acquired in the Contribution.

Depreciation and amortization expense increased $1.1 million to $1.9 million for the three months ended September 30, 2013 from $0.8 million in 2012. The increase is due primarily to increases in depreciation and amortization of $0.9 million and $0.2 million, respectively, related to property and equipment and intangible assets acquired and recorded at fair value in the Contribution.

Other Income, net

Other income, net increased $1.3 million to $1.9 million for the three months ended September 30, 2013 from $0.6 million in 2012 due primarily to a $1.5 million increase in equity in income of nonconsolidated affiliates. Increased ownership interests in USMD Arlington and USMD Fort Worth, as a result of the Contribution, accounted for a $1.1 million increase. Increased ownership interests in USMD Arlington through the acquisition of certain partnership interests accounted for a $0.2 million increase. An additional $0.1 million increase in equity in income of nonconsolidated affiliates is a result of increased profitability at USMD Arlington and USMD Fort Worth. Net interest expense increased $0.2 million as a result of the net increase in borrowings related to the Contribution, offset by an overall reduction in borrowing rates. A gain of $0.1 million in 2012 resulted in the remaining decrease.

Benefit for Income Taxes

Holdings’ effective tax rates were (5.5%) and (3.4%) for the three months ended September 30, 2013 and 2012, respectively. The decrease in the effective rate is primarily due to the decline of net income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Holdings’ ownership interests in our consolidated entities. Net income attributable to noncontrolling interests decreased $0.6 million to $2.6 million for the three months ended September 30, 2013 from $3.2 million in 2012. Holdings’ increased ownership interest in three of the consolidated lithotripsy entities as a result of the Contribution accounted for $0.4 million of the decrease and the dissolution of another consolidated lithotripsy entity accounted for $0.1 million of the decrease.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Nine Months Ended September 30,				Nine Months Variance
	2013		2012		2013 vs. 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$139,423	79.8%	$13,967	28.9%	$125,456	898.2%
Management services revenue	19,140	11.0%	17,464	36.2%	1,676	9.6%
Lithotripsy revenue	16,157	9.2%	16,869	34.9%	(712)	-4.2%

Net operating revenue	174,720	100.0%	48,300	100.0%	126,420	261.7%

Operating expenses:
Salaries, wages and employee benefits	115,033	65.8%	25,643	53.1%	89,390	348.6%
Medical supplies and services expense	19,933	11.4%	1,981	4.1%	17,952	906.2%
Rent expense	10,945	6.3%	1,514	3.1%	9,431	622.9%
Provision for doubtful accounts	112	0.1%	88	0.2%	24	27.3%
Other operating expenses	19,985	11.4%	8,540	17.7%	11,445	134.0%
Depreciation and amortization	5,782	3.3%	1,334	2.8%	4,448	333.4%

	171,790	98.3%	39,100	81.0%	132,690	339.4%

Income from operations	2,930	1.7%	9,200	19.0%	(6,270)	-68.2%
Other income, net	4,809	2.8%	1,076	2.2%	3,733	346.9%

Income before provision for income taxes	7,739	4.4%	10,276	21.3%	(2,537)	-24.7%
Provision for income taxes	414	0.2%	512	1.1%	(98)	-19.1%

Net income	7,325	4.2%	9,764	20.2%	(2,439)	-25.0%
Less: net income attributable to noncontrolling interests	(7,447)	-4.3%	(9,171)	-19.0%	1,724	-18.8%

Net income (loss) attributable to USMD Holdings, Inc.	$(122)	-0.1%	$593	1.2%	$(715)	-120.6%

Revenues

Net operating revenue increased $126.4 million to $174.7 million for the nine months ended September 30, 2013 as compared to the same period in 2012, due primarily to increases in net patient service revenue related to businesses acquired in the Contribution.

Management services revenue includes revenue earned through the provision of management and staffing services to our managed entities and increased 9.6% to $19.1 million for the nine months ended September 30, 2013. Hospital management services revenue increased $0.5 million as a result of inflation adjustments to the reimbursable management costs and improvements in adjusted net operating revenue at USMD Arlington and USMD Fort Worth. During the second quarter of 2013, the Company entered into a settlement agreement related to the early termination of management agreements at four cancer treatment centers located in Florida. Cancer treatment center management services revenue decreased $0.4 million in 2013 as compared to 2012 primarily due to a $1.3 million decline in revenues in the managed Florida locations offset by the $0.9 million settlement payment related to the managed Florida locations. Consulting management services revenue is related to businesses acquired in the Contribution and increased $0.9 million. The remaining $0.5 million increase is related to activities associated with businesses acquired in the Contribution.

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which decreased 4.2% to $16.2 million for the nine months ended September 30, 2013 from $16.9 million for the same period in 2012. One of the consolidated lithotripsy entities ceased operations during the first quarter of 2013 resulting in a $0.5 million comparative decrease in revenue. A slight decrease in average contract price rate for the remaining consolidated lithotripsy entities resulted in a $0.2 million decline.

Operating Expenses

Salaries, wages and employee benefits increased $89.4 million to $115.0 million for the nine months ended September 30, 2013 from $25.6 million in 2012. The increase is primarily related to businesses acquired in the Contribution. The salaries, wages and employee benefits of the acquired businesses used to generate net patient service revenue have a higher relative cost than our historical salaries, wages and employee benefits. This higher cost of revenue accounted for the majority of the increase in salaries, wages and employee benefits as a percentage of net operating revenue to 65.8% in 2013 from 53.1% in 2012.

Medical supplies and services expense increased $18.0 million to $19.9 million for the nine months ended September 30, 2013 from $2.0 million in 2012 due primarily to the commencement of operations by WNI-DFW and the nature of businesses acquired in the Contribution. WNI-DFW began managing patient care in June 2013 and the related cost of healthcare services resulted in an increase of $3.7 million. The businesses acquired in the Contribution provide health care services to patients in physician clinics and other health care facilities and utilize significant medical supplies and services in the provision of those services resulting in an increase of $14.3 million.

Rent expense increased $9.4 million to $10.9 million for the nine months ended September 30, 2013 from $1.5 million in 2012 due primarily to the businesses acquired in the Contribution. The acquired businesses provide their primary healthcare services in rented facilities. An expansion of leased space at the corporate office during 2013 resulted in $0.3 million of the increase in rent expense.

Other operating expenses consist primarily of professional fees, purchased services, repairs & maintenance, travel expense and other expense. Other operating expenses increased $11.4 million to $20.0 million for the nine months ended September 30, 2013 from $8.5 million in 2012. The net increase is primarily related to expenses of businesses acquired in the Contribution.

Depreciation and amortization expense increased $4.4 million to $5.8 million for the nine months ended September 30, 2013 from $1.3 million in 2012. The increase is due to increases in depreciation and amortization of $3.3 million and $1.1 million, respectively, related primarily to property and equipment and intangible assets acquired and recorded at fair value in the Contribution.

Other Income, net

Other income, net increased $3.7 million to $4.8 million for the nine months ended September 30, 2013 from $1.1 million in 2012 due primarily to a $4.4 million increase in equity in income of nonconsolidated affiliates. Increased ownership interests in USMD Arlington and USMD Fort Worth, as a result of the Contribution, accounted for a $3.8 million increase. Increased ownership interests in USMD Arlington through the acquisition of certain partnership interest accounted for a $0.2 million increase. An additional $0.5 million increase in equity in income of nonconsolidated affiliates is a result of increased profitability at USMD Arlington and USMD Fort Worth. Net interest expense increased $0.5 million as a result of the net increase in borrowings related to the Contribution, offset by an overall reduction in borrowing rates. A $0.1 million loss on the disposal of an asset in 2013 compared to a gain of $0.2 million in 2012 resulted in the remaining $0.3 million decrease.

Provision for Income Taxes

Holdings’ effective tax rates were 5.3% and 5.0% for the nine months ended September 30, 2013 and 2012, respectively. The increase in the effective rate is primarily due to the out of period adjustment recording an additional income tax provision of $0.2 million during the first quarter of 2013, offset by the decline of net income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Holdings’ ownership interests in our consolidated entities. Net income attributable to noncontrolling interests decreased $1.7 million to $7.4 million for the nine months ended September 30, 2013 from $9.2 million in 2012. Holdings’ increased ownership interest in three of the consolidated lithotripsy entities as a result of the Contribution accounted for $1.5 million of the decrease and the dissolution of another consolidated lithotripsy entity accounted for $0.2 million of the decrease.

Liquidity and Capital Resources

We primarily rely on cash flows from operations and distributions from USMD Arlington and USMD Fort Worth to fund our cash requirements. At September 30, 2013, we had unrestricted available cash of $8.5 million, which is net of $3.6 million in cash held by certain consolidated lithotripsy entities and by WNI-DFW that is unavailable for use in our operating activities. Additionally, on February 28, 2013, we renewed our revolving credit facility for one year to February 28, 2014. The revolving credit facility is available for working capital needs. Under the credit agreement entered into contemporaneously with the Contribution, we are required to maintain a $5.0 million restricted cash balance. We began making principal payments under the credit facility in December 2012. During April 2013, we borrowed $3.0 million under the revolving credit facility. As cash flow activity normalizes, we expect that our cash flows from operations will continue to increase during the fourth quarter of 2013; however, as we continue to incur integration and infrastructure improvement costs, we may be required to borrow additional funds under the revolving credit facility ($7.0 million available to borrow at September 30, 2013).

Our near term business plan contemplates expansion in the North Texas service area by hiring physicians, developing, partnering with or acquiring complementary physician group practices and ancillary healthcare service providers. We also plan to expand our count of primary care physicians and specialists in our areas of focus and areas that expand our integrated health system offerings. The implementation of some of these strategies will require additional capital, which we may seek through public or private financings or through other debt or equity transactions. In such an event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Nine Months Ended September 30,		Nine Months Variance
	2013	2012	2013 vs. 2012
Cash flows from operating activities:
Net income	$7,325	$9,764	$(2,439)
Net income to net cash reconciliation adjustments	7,320	1,173	6,147
Change in operating assets and liabilities	1,236	(7,928)	9,164

Net cash provided by operating activities	15,881	3,009	12,872

Cash flows from investing activities:
Cash acquired in business combination	—	6,967	(6,967)
Capital expenditures	(2,357)	(887)	(1,470)
Investments in nonconsolidated affiliates	(200)	—	(200)
Proceeds from sale of life insurance policies	—	3,184	(3,184)
Proceeds from sale of property and equipment	64	—	64
Increase in cash due to initial consolidation of investee	—	52	(52)

Net cash provided by (used in) investing activities	(2,493)	9,316	(11,809)

Cash flows from financing activities:
Borrowings on revolving credit facility	3,000	—	3,000
Proceeds from issuance long-term debt	—	21,124	(21,124)
Payments on long-term debt and capital lease obligations	(3,457)	(19,749)	16,292
Principal payments on related party long-term debt	(441)	(2,790)	2,349
Restricted cash	—	(5,000)	5,000
Issuance of USMD common stock	—	980	(980)
Payment of debt issuance costs	(134)	—	(134)
Proceeds from exercise of stock options	100	—	100
Distributions to noncontrolling interests, net of contributions	(7,206)	(9,011)	1,805

Net cash used in financing activities	(8,138)	(14,446)	6,308

Net increase (decrease) in cash and cash equivalents	5,250	(2,121)	7,371
Cash and cash equivalents at beginning of year	6,878	10,822	(3,944)

Cash and cash equivalents at end of period	$12,128	$8,701	$3,427

Operating Activities

During 2013, we had an increase in accounts receivable, inventories and other assets of $7.1 million that was offset by net growth of $8.3 million in accounts payable and accrued liabilities.

The increase in accounts receivable is primarily due to a 28% increase in clinic patient services accounts receivable. The increase is attributable to merger related enrollment of the new company providers with our government and commercial payers and procedural issues in the clinics where medical services are provided to our patients.

We received formal acceptance of our new provider enrollment application as a provider for Texas Medicaid in May 2013 and received formal acceptance in June 2013 of our Medicare application for provider status of our pathology lab that relocated from Florida to Texas in March 2013. As a result, starting in mid-June, we began receiving Medicaid payments from the State of Texas for the various localities where our providers practice. After acceptance by Medicaid, the major Medicaid managed care payers began loading the new contracts for purposes of paying for services provided to their member beneficiaries under the Texas Medicaid program.

The accounts receivable backlog associated with these and other minor commercial payer issues related to services provided since the Contribution totaled $0.7 million as of September 30, 2013. As Texas Medicaid and the Medicaid managed care payers work through the backlog, load contracts and build out their various claims adjudication infrastructure, we anticipate that these payers will become current during the fourth quarter of 2013. Until the backlog is remediated, payment from these providers will continue to exceed normal collection cycles, contributing to the growth in accounts receivable.

Subsequent to the Contribution, we have also experienced a number of issues at the clinic level involving the executing of timely and accurate front end capture of charges, codes, demographics, consents, and insurance information necessary to timely file claims and follow-up on open accounts.

The impact on the collection cycle of the increasing Medicaid utilization subject to enrollment related delays, and the aforementioned procedural issues at the clinic level has resulted in an increase in days net revenue outstanding. Days outstanding increased from 28 at December 31, 2012 to 37 days at September 30, 2103. Due to a concentrated training effort and institution of uniform processes at the clinic level, and a declining backlog in merger-related enrollment accounts receivable, we believe the growth in the collections cycle will begin to decline.

Investing Activities

Net cash used in investing activities of $2.5 million for the nine months ended September 30, 2013 was primarily attributable to $2.4 million of cash used for capital expenditures and a $0.2 million investment in a new cancer treatment center. Cash paid for capital expenditures was primarily for technology infrastructure and leasehold improvements.

We anticipate capital expenditures of approximately $2.5 million in 2013, primarily related to investments in our technology infrastructure, leasehold improvements and the replacement of lithotripters at our consolidated lithotripsy entities. The consolidated lithotripsy entities generally finance the acquisition of lithotripsy equipment.

Financing Activities

During April 2013, we borrowed $3.0 million under the revolving credit facility to maintain a minimum level of cash for management operations. Scheduled principal payments on long-term debt made for the nine months ended September 30, 2013 totaled $3.9 million versus $1.3 million for the same period in 2012. The increase is related to the long-term debt borrowed in connection with the Contribution (see Credit Agreement below).

Distributions to noncontrolling interests, net of contributions, decreased by $1.8 million for the nine months ended September 30, 2013 as compared to the same period in 2012. In connection with the Contribution, the Company acquired certain noncontrolling interests in entities it consolidates, resulting in the decrease, as those acquired interests are no longer entitled to distributions.

Credit Agreement

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

The Term Loans consist of the Tranche A Term Loan with an aggregate principal amount of $12.5 million, the Tranche B Term Loan with an aggregate principal amount of $3.5 million and the Tranche C Term Loan with an aggregate principal amount of $5.0 million. Interest on the Term Loans is due monthly. The Tranche A Term Loan accrues interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00% (3.19% at September 30, 2013) and matures on August 31, 2017. Principal payments of $625,000 are due quarterly. The Tranche B Term Loan accrues interest at the 30 day LIBOR plus a margin of 3.50% (3.69% at September 30, 2013) and matures on August 31, 2014. Principal payments of $437,500 are due quarterly. The Tranche C Term Loan accrues interest at the 30 day LIBOR plus a margin of 1.25% (1.44% at September 30, 2013) and matures on August 31, 2017. The outstanding principal balance and any unpaid interest will be due upon the Tranche C Term Loan maturity date.

Amounts borrowed under the Revolver accrue interest at the 30 day London Interbank Offered Rate plus a margin of 3.00% (currently 3.19%) with interest payments due monthly.

We intend to fund the required principal and interest payments under the Term Loans with available cash balances and cash provided by operating activities.

The Credit Agreement requires the Company to maintain a fixed charge coverage ratio greater than or equal to 1.50:1.00 for any period of four consecutive fiscal quarters. The Company was in compliance of its debt covenant with a fixed charge coverage ratio of 1.55:1.00 as of September 30, 2013.

The terms of the Credit Agreement restrict our ability to enter into additional debt or other financings or retain proceeds from the sale of assets, requiring such proceeds to be applied to outstanding balances of the Term Loans and Revolver, with limited exceptions.

Convertible Subordinated Notes

On September 13, 2013, the Company issued convertible subordinated notes in the aggregate principal amount of $24.3 million (the “Convertible Subordinated Notes”) to certain limited partners of USMD Arlington to acquire their limited partnership interests in USMD Arlington.

The Convertible Subordinated Notes bear interest at a fixed rate of 5.00% per annum and mature on March 1, 2019. Interest payments are due and payable on the last day of each month beginning on September 30, 2013 and principal is due upon maturity. The Company may prepay the Convertible Subordinated Notes, in whole or in part, at any time after September 1, 2014.

Each noteholder will have the right at any time after September 1, 2014, to convert all or any part of the unpaid principal balance of their respective Convertible Subordinated Note into shares of common stock of Holdings at the rate of one share of common stock for each $23.37 of principal. At the date of issuance of the Convertible Subordinated Notes, the commitment date, the conversion option was in-the-money, as the conversion price was less than the fair value of shares of Holdings’ common stock. Holdings recognized the intrinsic value of the conversion option’s in-the-money portion as a $3.7 million beneficial conversion discount to the debt with an offsetting entry to additional paid-in capital. Recognition of the beneficial conversion discount results in a temporary book-tax basis difference in the debt instrument. Accordingly, the Company recorded a $1.3 million deferred tax liability with an offsetting entry to additional paid-in capital. The beneficial conversion discount will be accreted to the Convertible Subordinated Notes using the effective interest method over 66 months until they mature on March 1, 2019. The conversion rate will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions.

The $24.3 million aggregate value of the Convertible Subordinated Notes is convertible into 1,041,581 common shares at a conversion price of $23.37 per share. The Convertible Subordinated Notes have an effective interest rate of 8.50%.

The indebtedness represented by the Convertible Subordinated Notes is expressly subordinate to all senior indebtedness of Holdings currently outstanding or incurred in the future, which includes without limitation its indebtedness to banks.

We intend to fund the required interest payments under the Convertible Subordinated Notes with available cash balances and cash provided by operating activities.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $21.2 million. The guarantees provide for recourse against the investee; however, if we are required to perform under one or more guarantees, recovery of any amount would be unlikely. The remaining terms of these guarantees range from 16 to 78 months. We record a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe the likelihood that we will have to perform under these agreements is remote.

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

In connection with the commencement of operations of WNI-DFW in June 2013, we began making significant estimates related to incurred but not reported medical claims (“IBNR”) of WNI-DFW. Since the patient population that WNI-DFW is contracted to provide health services to does not have a historical medical claims history from which we can make claims-based actuarial judgments, we must estimate the IBNR using other methods. We rely on the Risk Adjustment Factor (“RAF”) score of the patient population to estimate the total medical supplies and services expense of providing healthcare services to that population. Because the per member per month capitated revenue we record is based on the patient population RAF score, we currently record an IBNR amount that results in total medical costs equal to 100% of the capitated revenue recorded. The earliest we anticipate having preliminary medical claims-based actuarial data points is as of December 31, 2013.

If the actual cost of all healthcare services provided to the patient population exceeds the estimated medical costs, we would record additional medical expense to reflect those costs. If the actual cost of all healthcare services provided to the patient population is less than the estimated medical costs, we would reduce medical expenses recorded. For the four months ended September 30, 2013, if the actual cost of providing healthcare services to the WNI-DFW patient population increased or decreased by 10%, medical supplies and services expense would increase or decrease by $404,000.

Subsequent to the filing of our 2012 Annual Report on Form 10-K, there have been no other material changes to our critical accounting policies.

Recent Accounting Pronouncements

Subsequent to the filing of our 2012 Annual Report on Form 10-K, there have been no recently issued and/or adopted accounting policies that we believe would have a material impact on our consolidated financial position, results of operations or cash flows.

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

On June 1, 2013, we began consolidating the balance sheets, results of operations and cash flows of WNI-DFW. See Note 3 of our Condensed Consolidated Financial Statements for information related to WNI-DFW.

We are in the process of integrating the operations of the acquired businesses, described above, including their internal controls and processes, into our operations. As a result of the Contribution, during 2013, the Company implemented new controls and procedures related to revenue recognition, specifically, net patient service revenue recognition inclusive of the patient service revenue provision for doubtful accounts.

We are also in the process of extending to the acquired businesses and their processes our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act. The internal controls and processes of the businesses acquired in the Contribution will be included in our assessment and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2013. Due to an inadequate period of time between acquisition and the assessment date, the internal controls and processes of WNI-DFW will not be included in our assessment and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2013.

Except as noted above, there have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding material pending legal proceedings in which we are involved, see Note 12, Commitments and Contingencies in our September 30, 2013 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

On September 13, 2013, Holdings issued convertible subordinated notes (“Convertible Subordinated Notes”) to certain limited partners of USMD Hospital at Arlington, L.P. (“USMD Arlington”) to acquire their limited partnership interests in USMD Arlington in exchange for the issuance by Holdings of its 5% convertible subordinated notes due 2019 in the aggregate principal amount of $24,341,764).

The Convertible Subordinated Notes will mature on March 1, 2019 and bear interest at a rate of 5.00% per annum. Payments will be due and payable monthly on the last day of each month commencing on September 30, 2013. Holdings may prepay the Convertible Subordinated Notes, in whole or in part, at any time after September 1, 2014. In order to prepay the Convertible Subordinated Notes, Holdings must deliver 60 days’ prior written notice of its intent to prepay the Convertible Subordinated Notes to the holders of the Convertible Subordinated Notes. Each note holder will have the right at any time after September 1, 2014, prior to the payment in full of the Convertible Subordinated Note, to convert all or any part of the unpaid principal balance of the Convertible Subordinated Note into shares of common stock of Holdings at the rate of one share of common stock for each $23.37 of principal. The conversion rate will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions.

Because the Convertible Subordinated Notes are convertible at any time after September 1, 2014 into shares of Holdings’ common stock, the issuance of the Convertible Subordinated Notes may be deemed to constitute a sale of equity securities of Holdings. The issuance and sale of the Convertible Subordinated Notes is exempt from registration under the Securities Act in reliance upon Rule 506 of Regulation D promulgated under the Securities Act as transactions by an issuer not involving any public offering. The recipients of the Convertible Subordinated Notes, each of whom is an accredited investor, represented their intentions to acquire the Convertible Subordinated Notes for investment only and not with a view to or for sale in connection with any distribution thereof. Each of the recipients of the Convertible Subordinated Notes was furnished adequate information regarding Holdings, its subsidiaries and the Convertible Subordinated Notes.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Form of 5% convertible subordinated notes due 2019 (incorporated by reference to Exhibit 4.1 of the Registrants Current Report on Form 8-K filed on September 6, 2013)

10.1	Securities Exchange Agreement, by and among USMD Holdings, Inc. and certain Class P Limited Partners of USMD Hospital at Arlington, L.P. (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed on September 16, 2013)

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carolyn P. Jones, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carolyn P. Jones, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Carolyn P. Jones
Carolyn P. Jones, Chief Financial Officer
(On behalf of registrant and as Principal Financial Officer)

Date: November 14, 2013