Form 10-K
period 2013-12-31
USMD Holdings, Inc.
filed 2014-04-15
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2013 was $36,361,139; 1,228,832 shares of common stock were held by non-affiliates. For the purpose of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2013 have been deemed affiliates.

As of March 25, 2014, there were 10,129,155 shares of the registrant’s common stock, par value $0.01 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

USMD HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and from time to time management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent management’s current expectations regarding future events, many of which, by their nature, are inherently uncertain and outside of its control. The forward-looking statements contained in this Annual Report are based on information as of the date of this Annual Report. Many of these forward-looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. Whenever possible, we identify these statements by using words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions for future-tense or conditional constructions (“will,” “may,” “should,” “could,” etc.). We caution you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and our actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law. Many factors that could cause actual results to differ from those in the forward-looking statements including, among others, those discussed under “Risk Factors,” in our Registration Statement on Form S-4 and those described elsewhere in this Annual Report and from time to time in future reports that we file with the Securities and Exchange Commission.

PART I

Item 1.	Business

As used in this Annual Report on Form 10-K, the terms “Holdings,” the “Company,” “we,” “us” and “our” refer to USMD Holdings, Inc. and its consolidated subsidiaries (collectively, “Holdings”), unless otherwise stated or indicated by context.

Background

On August 31, 2012, USMD Holdings, Inc., a Delaware corporation, combined with the following five business entities to form a single physician-led integrated health system (such transaction “the Contribution”) based in North Texas: USMD Inc., a Texas corporation (“USMD”), Urology Associates of North Texas, L.L.P., a Texas limited liability partnership (“UANT”), UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”), The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”) and Impel Management Services, L.L.C., a Texas limited liability company (“Impel”). For accounting purposes, the Contribution qualifies as a business combination and was accounted for as a reverse acquisition by USMD into Holdings. Before the Contribution, Holdings was a business combination related shell company. Under reverse acquisition accounting, the financial statements are issued in the name of the legal parent (Holdings) but represent a continuation of the accounting acquirer’s (USMD) financial statements, with an adjustment to retroactively restate USMD’s legal capital to reflect the legal capital of Holdings.

The Business of Holdings

The Contribution created an innovative early-stage physician-led integrated health system committed to maintaining the vital doctor-patient relationship that we believe results in higher quality and more affordable patient care. An integrated health system is considered early-stage when it has not yet established all the components necessary to be considered a fully integrated health system. Our focus and the focus of our healthcare providers is to deliver higher quality, more convenient, cost effective healthcare to our patients. We believe that our model brings primary care and specialist physicians together and places them in their proper role as leaders of healthcare delivery and that this important shift brings quality and patient satisfaction back to the forefront where it belongs by making our providers responsible for patient outcomes and the overall clinical experience.

As of September 1, 2012, Holdings, through its subsidiaries and affiliates, provides healthcare services to patients and management and operational services to healthcare providers. We operate in one physician-led integrated health system segment and provide healthcare services to patients in physician clinics, hospitals and other healthcare facilities, including cancer treatment centers and anatomical pathology and clinical laboratories. A wholly owned subsidiary of Holdings is the sole member of a Texas Certified Non-Profit Healthcare Organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, we provide management and operational services to two short-stay hospitals (in Arlington, Texas and Fort Worth, Texas) and provide management and/or operational services to six cancer treatment centers in five states and 21 lithotripsy service providers (i.e., kidney stone treatment) primarily located in the South-Central United States.

Where we provide management or operational services, we generally have an ownership interest in the healthcare provider entity being managed. Of the managed entities identified above, we have ownership interests in both hospitals, two cancer treatment centers and 20 lithotripsy service providers and we wholly own one cancer treatment center and one lithotripsy service provider. In addition, we wholly own and operate two clinical laboratories and one anatomical pathology laboratory in the Dallas-Fort Worth, Texas metropolitan area. We have an ownership interest in one cancer treatment center that we don’t manage. As of December 31, 2013, we employed 212 physicians and 52 associate practitioners with Family Medicine, Internal Medicine, OB/GYN, Pediatrics, Urology and 13 other medical specialties.

In April 2013, a subsidiary of Holdings became an equal co-member of a Texas non-profit corporation (“WNI-DFW”) that has been approved by the Texas Medical Board as a certified non-profit healthcare organization. WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model where we receive from the third party payer a fixed payment per member per month (“pmpm”) for a defined patient population to manage the healthcare of that population. In such a model, we are responsible for all cost of care of the population. The entity accomplishes this by managing patient care and by contracting with downstream healthcare providers to provide needed healthcare services for the patient population. This differs from the fee-for-service model where we are paid based on specific services performed. We consolidate the operations of WNI-DFW.

USMD Physician Services forms the core of the physician-led early-stage integrated health system based on a physician-centric approach to managing an individual’s health and associated healthcare. Our primary care physicians employ the principles of patient-centered medical home, value based care and population management. The primary care physician group practice was one of the first in North Texas to achieve National Committee for Quality Assurance (“NCQA”) Level III recognition in Patient Centered Medical Home. Many of our primary care physicians have been reaccredited through late 2016 and many others are going through the accreditation or reaccreditation process. Certain physicians have also achieved Heart/Stroke recognition by the NCQA. In December 2013, our physician practice was selected by the Department of Health and Human Services as an Accountable Care Organization (“ACO”). Physicians and patients benefit from collaborative, coordinated care within our system, which includes primary care and specialty physicians, short-stay hospitals and ancillary services. We provide care in numerous specialties including urological care in ten urological centers of excellence. We believe our management and operational service offerings enable our physicians and clinicians to focus on patient care by reducing operational distractions and, where implemented, leveraging proven clinical care models. In addition, we provide ancillary services through our affiliated short-stay hospitals and our cancer treatments centers, laboratories and lithotripsy service providers. We believe these integrated ancillary services increase the physician’s ability to manage patient care efficiently.

We intend to expand our physician-led integrated health system in the North Texas service area. Our success is dependent upon our ability to increase the number of physicians and specialists in our system, increase our managed patient population served by WNI-DFW and/or other entities focused on the Medicare Advantage market and expand the service offerings within our physician-led integrated health system – to move from an early-stage integrated health system to a fully integrated health system. Our near term growth and success is dependent upon our ability to execute our expansion strategy and to organize and successfully assimilate those new components into our healthcare delivery model. In addition, our current and future success is dependent upon our ability to:

•	deliver a physician-led integrated health system experience focused on continuous improvement;

•	optimize and standardize clinical operations and exceed industry standard clinical and patient satisfaction criteria;

•	increase the number of patients served and patient encounters of Holdings and our managed entities;

•	establish high physician satisfaction with a physician leadership structure;

•	maintain productive relationships with physicians, hospital partners and managed care payers; and

•	identify and optimize revenue and cost synergies within our physician-led integrated health system

Competitive Environment

Our healthcare facilities operate in very competitive environments and we compete for patients with other integrated health systems, physician practices, hospitals, outpatient surgery centers, diagnostic facilities and other free-standing facilities. Many of these competitors have greater resources than we do, may be better equipped than we are and may offer a broader range of services than we do. Our competitors are often national or regional in scope. We offer a patient-centered model directed by physicians. We believe that physicians can define the most effective treatment plan for patients, and when unencumbered by the incentives of the fee-for-service system, doctors can best define those service requirements that will contribute to the patient’s good health or full recovery.

We face competition attracting and retaining healthcare professionals, including physicians, nurses and other medical support personnel. In recent years, there has been a general shortage of these skilled professionals, particularly primary care physicians and nurses. Hospital systems specifically have increased recruitment of physician practices. We believe we offer a compelling model for physicians because physicians manage our system. Physicians report to other physicians and care is coordinated by physicians. A highly competent and professional team manages the operation that supports our physicians, but those professionals report to physician leadership. We believe our physician-led, professionally managed, quality oriented environment represents a significant advantage for recruiting and retaining our physicians.

Our competitiveness depends on our physician groups obtaining and maintaining contracts with managed care organizations. We are working with managed care organizations on initiatives to implement professional capitation in the short term, as well as long term initiatives geared toward full risk capitation. We believe advancing full risk contracts will strengthen Holdings and advance our vision of a fully integrated health system.

Sources of Revenue

– Net Patient Service Revenue

We earn net patient service revenue through the provision of healthcare services to patients at our clinics and other healthcare facilities. Our net patient service revenue is driven by a patient encounter at one of our physician clinics. A patient sees the physician at one of our clinics and the physician may prescribe services that may be performed at one of our imaging centers, diagnostic laboratories, cancer treatment center or other healthcare facilities. The net patient service revenue earned at our imaging centers, diagnostic laboratories and cancer treatment center is almost exclusively derived from the physician clinic patient encounter. Our imaging centers, diagnostic laboratories and cancer treatment center only nominally serve patients or conduct tests not derived from our physician clinic patient encounter. We record patient service revenue during the period healthcare services are provided.

We are paid for our services by managed care providers and commercial insurers, governmental agencies, such as Medicare and Medicaid, and the patients we serve. We have entered into agreements with the third-party payers under which we are paid based upon contractually defined criteria that generally result in reimbursement amounts that are less than our established billing rates; patient service revenue is recorded net of these contractual allowances and discounts. To provide for patients’ accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, net patient service revenue is reported at the net amount expected to be received. Net patient service revenue is primarily affected by patient encounter volume, payer mix, the mix of services provided to the patients and estimated collections.

Prior to the Contribution, neither Holdings nor USMD, the historical accounting entity, had patient service revenue. Our patient service revenue before the provision for doubtful accounts by payer is summarized in the table that follows (dollars in thousands):

	Years Ended December 31,
	2013		2012
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$52,003	29.2%	$16,820	28.3%
Medicaid	1,460	0.8	388	0.7
Managed care and commercial payers	123,336	69.2	41,689	70.2
Self-pay	4,288	2.4	1,412	2.4

Patient service revenue before provision for doubtful accounts	181,087	101.6	60,309	101.5
Patient service revenue provision for doubtful accounts	(2,801)	(1.6)	(889)	(1.5)

Net patient service revenue	$178,286	100.0%	$59,420	100.0%

We derive a significant portion of our revenues from managed care and commercial payers and Medicare, all of whom receive discounts from our customary charges. We estimate discounts off our customary charges at the point the charges are captured concurrent with the date of service to derive net realizable revenue. Discounts off customary charges result from the reduction of our customary charges to prospectively established fee schedule amounts and other contract provisions. The estimates of contractual allowances on charges posted for the period involve payer-specific estimates of net revenue based on the most significant contractual reimbursement methodologies such as percent of charges, fixed fee schedules and multi-procedure discounting. However, the calculations do not take into consideration all contract provisions that may limit reimbursement, but provide an estimate of net realizable value. Revenue is adjusted to actual when the parties (insurer and patient/guarantor) obligated under the contract have tendered payment on the claim. Historically, these payment adjustments have not been material. As we execute our strategic plan and expand our services and the number of patients we serve, the above ratios may vary significantly.

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

Patients who are members of managed care plans are not required to pay us for their healthcare services except for coinsurance and deductible portions of their plan coverage calculated after managed care discounts have been applied. While the majority of our patient service revenues are generated from patients covered by managed care plans, the percentage may decrease in the future as we develop and expand our physician-led integrated health system as well as due to increased Medicare and Medicaid utilization associated with the aging U.S. population and as more uninsured Americans become covered under the Healthcare Reform Law.

Medicare Reimbursement

Physician services are reimbursed under the Medicare Physician Fee Schedule (“PFS”) system, under which the Centers for Medicare and Medicaid Services (“CMS”) have assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are modified by a geographic adjustment factor to account for local practice costs and are then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented as mandated by statute, would result in significant reductions to payments under the PFS. Since 2003, the U.S. Congress has passed multiple legislative acts delaying application of the SGR to the PFS. For 2014, CMS issued a final rule (“PFS Final Rule”) that would have applied the SGR and resulted in an aggregate reduction of 20.1% to all physician payments under the PFS for 2014. In late December 2013, President Obama signed the Bipartisan Budget Act into law, which included a temporary Medicare SGR fix. The SGR provision delayed application of the SGR and provided for a 0.5% increase in PFS rates through March 31, 2014.

On February 2, 2014, the Senate Finance Committee, the House Ways and Means Committee and the House Energy and Commerce Committee announced that they had agreed upon legislation, the SGR Repeal and Medicare Provider Payment Modernization Act (the “SGR Repeal Act”), that would permanently repeal the SGR and establish a more streamlined and improved incentive payment program that will focus on providing value and quality. Under the SGR Repeal Act, physicians would receive an annual update of 0.5% for 2014 through 2018, 2018 payment rates would be maintained through 2023, and physicians would be given the opportunity to receive additional payment adjustments through a new Merit-Based Incentive Payment System (“MIPS”). MIPS would consolidate three existing incentive programs and improve focus on quality, resource use and meaningful electronic health record (“EHR”) use. While the Senate and House Committees have generally agreed on the repeal of the SGR, they have not yet determined how Congress will cover the estimated $125 billion cost of the legislation. We cannot predict whether the SGR Repeal Act will be adopted by Congress or, if adopted, the impact the SGR Repeal Act would have on our revenues and results of operation.

The PFS Final Rule also included overall negative adjustments to the reimbursement rates of several key services of our clinical laboratories and radiation oncology practice. If related 2014 volumes were unchanged from 2013, we would estimate a decrease of $0.7 million in net patient service revenue as compared to 2013 resulting from these fee schedule adjustments.

In addition to the reductions under the PFS, the Budget Control Act of 2011 sets forth certain across-the-board cuts (“sequestrations”) to Medicare reimbursement rates which began in April 2013. These annual reductions of 2% apply to mandatory and discretionary spending in the years 2013 to 2021 and were extended to 2023 by the Bipartisan Budget Act of 2013. Unless Congress takes action in the future to modify these sequestrations, Medicare reimbursements will be reduced by 2% annually.

Medicaid

Medicaid programs are funded by both the federal government and state governments to provide healthcare benefits to certain low-income individuals and groups. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year. Most state Medicaid program payments are made under a prospective payment system fee schedule, cost reimbursement programs or some combination of these three methods. Medicaid reimbursement is less than Medicare reimbursement for the same services and is often less than the cost of the services provided. Many states have recently reduced or are currently considering legislation to reduce the level of Medicaid funding (including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement.

Self-Pay

Self-pay revenue refers to i) revenues from patients that are not covered by commercial insurance or government programs for which the patient is individually responsible for the entire amount charged and ii) the patient portion of insured accounts. In order to mitigate self-pay collection risks, we utilize pay-up-front policies where practical.

– Capitated Revenue

Our consolidated variable interest entity (“VIE”), WNI-DFW earns capitated revenue (fixed payment per member per month) by contracting with an entity that operates a health services company that contracts directly with a health plan. Capitated revenue is prepaid monthly based on the number of Medicare Advantage members of the health plan network electing WNI-DFW primary care physicians as their healthcare provider, regardless of actual medical services utilized. Capitation revenue is reported as revenue in the month in which members are entitled to receive healthcare.

– Management and Other Services Revenue

We earn management services revenue through the provision of management and operational support services to our managed healthcare entities pursuant to long-term contractual arrangements. We earn management services revenue primarily through services provided to USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”). Management fees are based on a percentage of each hospital’s adjusted net patient service revenues, as contractually defined. Hospital net patient service revenue depends on a variety of factors, such as surgical case volume, the case mix or intensity of utilization of services and the mix of third-party payer sources. We also earn management services revenue through the provision of broad-based management and clinical services to cancer treatment centers and lithotripsy service providers. Management fees are based on certain defined criteria, generally a percentage of cash collections, and revenue is recognized as services are provided. In addition, we provide managed entities with management, information technology, operations and/or revenue cycle support, or a subset of those services. The costs of providing those support services are reimbursed to us by the managed entities and are included in management services revenue.

We earn other services revenue through the provision of healthcare consulting services to third parties.

– Lithotripsy Services Revenue

We consolidate 18 lithotripsy service provider entities that we control as the general partner or managing member. We recognize lithotripsy services revenue through the provision of lithotripsy services to hospitals and other healthcare entities by the lithotripsy entities we consolidate. We typically provide these lithotripsy services to hospital, ambulatory surgery center and physician office clients based on contracted fee-for-service arrangements.

– Major Customers

Revenue earned from USMD Arlington and USMD Fort Worth accounted for 7% and 15% of our consolidated net operating revenue for the years ended December 31, 2013 and 2012, respectively. USMD Arlington and USMD Fort Worth are nonconsolidated equity method investees of Holdings.

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

Corporate Practice of Medicine

The State of Texas has adopted a legal doctrine known as the “corporate practice of medicine,” which generally prohibits licensed physicians from entering into partnerships, employee relationships, fee-splitting, or other relationships with non-physicians where the physician’s practice of medicine is in any way directed by, or fees are shared with, a non-physician. Under the Texas corporate practice of medicine doctrine, it is unlawful for any for-profit corporation to employ physicians that provide professional medical services. There are recognized exceptions to this general prohibition. One such exception authorizes the Texas Medical Board to certify a non-profit corporation as a Certified Non-Profit Healthcare Organization, and an entity so certified may employ physicians, or may own certain subsidiaries that employ physicians, who provide professional medical services to patients. There are many prerequisites to certification, and several of them are intended to ensure that licensed physicians make all decisions related to patient care.

A subsidiary of Holdings is the sole member of USMD Physician Services, and USMD Physician Services has been certified by the Texas Medical Board as a Certified Non-Profit Healthcare Organization. USMD Physician Services, directly or through subsidiaries it owns, employs physicians who provide professional medical services to patients. A separate subsidiary of Holdings has a long-term management contract to provide management services to USMD Physician Services and its subsidiaries. These management services, provided by our wholly owned physician practice management subsidiary, include non-medical management, operational and administrative services. The managing entity is prohibited from offering medical services or exercising any influence or control over the practice of medicine by USMD Physician Services and its physicians. We believe this arrangement is compliant under the corporate practice of medicine doctrine and related health care laws and regulations.

Licensure, Certification and Accreditation

The construction and operation of health care facilities are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. In addition, health care facilities are subject to periodic inspection by governmental and other authorities to ensure continued compliance with licensing and accreditation standards. We operate many health care facilities that are subject to such rules and regulations, and we are paid to manage the construction and operation of facilities for third parties that are subject to these rules and regulations. We believe the health care facilities we operate and manage are properly licensed under applicable state laws. The hospitals we own in part and manage are certified for participation in the Medicare and Medicaid programs and are accredited by The Joint Commission. If a health care facility we operate or manage were to lose its Medicare or Medicaid certification, the facility would be unable to receive reimbursement from federal health care programs, which could also affect its entitlement to receive money under contracts with non-government payers. If such a facility were to lose accreditation by The Joint Commission, the facility could be subject to additional state surveys, and increased scrutiny by CMS and other non-government payers. Management believes our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in the future, we may be required to make changes in our facilities, equipment, personnel and services to remain in compliance. The requirements for licensure, certification and accreditation also include notification or approval in the event of the transfer or change of ownership or certain other changes. Failure to provide required notifications or obtain necessary approvals in these circumstances can result in the inability to complete an acquisition or change of ownership, loss of licensure or other penalties.

Certificates of Need

In some states where we develop, manage and operate health care facilities, the construction or expansion of health care facilities, the acquisition of existing facilities, the transfer or change of ownership and the addition of new beds or services may be subject to review by and prior approval of, or notifications to, state regulatory agencies under a “Certificate of Need” program. While Texas is not currently a Certificate of Need state, it and other states where currently no such program exists could choose to enact a Certificate of Need program in the future. Such laws generally require a reviewing state agency to determine the public need for additional or expanded health care facilities and services. The process is expensive and time consuming, and there is no guarantee that the reviewing agency will authorize the development or expansion of facilities that is sought.

Federal Anti-Kickback Statute

A section of the Social Security Act known as the federal “Anti-Kickback Statute” prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this statute broadly and have held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Knowledge of the Anti-Kickback Statute or the intent to violate the law is not required. Violation of this statute is a felony, including criminal penalties of imprisonment or criminal fines up to $25,000 for each violation, but it also includes civil money penalties of up to $50,000 per violation, damages of up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs. In addition, the submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act.

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

We have implemented a compliance program and established a number of policies and procedures intended to ensure that our arrangements with physicians and other health care providers comply with current laws and applicable regulations.

The Stark Law

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and (to an extent) Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services, unless the financial relationship satisfies a recognized Stark Law exception. The law also prohibits an entity from billing the Medicare or Medicaid program for any items or services related to a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil money penalties of up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme.

A financial arrangement can be an ownership interest in an entity and can also be a compensation arrangement with an entity. There are a number of exceptions to the Stark Law for financial arrangements between physicians and providers. These include employment contracts, leases of space and equipment, the ownership of publicly traded securities of a company with stockholder’s equity in excess of $75 million dollars, professional services agreements, ownership of a “whole hospital,” certain non-cash gifts, recruitment agreements, and others. A financial arrangement must comply with every element of a Stark Law exception or the arrangement in question is not excepted, and referrals between the two parties are prohibited by the Stark Law.

Many physicians that refer patients to facilities owned and operated by Holdings and its subsidiaries own common stock of Holdings. We believe that the ownership of Holdings common stock satisfies all of the elements of a recognized Stark Law exception for the ownership of stock of a public company, in pertinent part because Holdings common stock is traded on a national exchange and has stockholder equity in excess of $75 million dollars. In addition, many physicians possess ownership interests in partnerships that own hospitals owned in part and managed by Holdings. We believe that physician ownership of these entities satisfies all of the elements of the Stark Law’s “Whole Hospital” exception. However, the Healthcare Reform Law prohibits newly created physician owned hospitals from billing for Medicare patients referred by their physician owners, and while it grandfathers existing physician owned hospitals, it does not allow these hospitals to increase aggregate physician ownership, and it significantly restricts their ability to expand services. While some providers and special interest groups are challenging this new law in court, as of this date, it remains in effect. There has been considerable opposition from health systems and others to the expansion of physician owned hospitals during the last 15 years, and it is uncertain what additional rules and regulations may be implemented and how they may affect our business.

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

Holdings and its subsidiaries expend considerable time and resources to ensure that all financial and referral arrangements between Holdings, its subsidiaries and physicians comply with the Stark Law. However, because the Stark Law and its implementing regulations continue to evolve, we do not always have the benefit of significant regulatory or judicial interpretation of this law and its regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot ensure that every relationship at all times complies fully with the Stark Law. In addition, in the July 2008 final Stark rule, CMS indicated that it will continue to enact further regulations tightening aspects of the Stark Law that it perceives allow for Medicare program abuse, especially those regulations that still permit physicians to profit from their referrals of ancillary services.

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

HIPAA and Related Security Requirements

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically, in order to encourage the conducting of commerce electronically. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for certain of our facilities. The Health Reform Law requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. As part of these standards, each provider must use a National Provider Identifier, and CMS will be requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Implementing the ICD-10 code sets will require significant administrative changes, investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that our clinics could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes result in conditions being reclassified to payment groupings with lower levels of reimbursement than codes assigned under the previous system. However, we believe that the cost of compliance with these regulations has not had, and is not expected to have, a material adverse effect on our cash flows, financial position or results of operations. By regulation, use of the ICD-10 code sets is required beginning October 1, 2014.

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

Accountable Care Organizations and Pilot Projects.

The Affordable Care Act requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations. Beginning in 2012, the program allows providers, physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program, including what steps providers must take to be considered an ACO, how to decide if Medicare program savings have occurred, and what portion of such savings will be paid to ACOs. In addition, HHS will determine to what degree hospitals, physicians and other eligible participants will be able to form and operate an ACO without violating certain existing laws, including the Civil Monetary Penalty Law, the Anti-Kickback Statute and the Stark law. However, the Affordable Care Act does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in ACOs, such as antitrust laws.

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

Employees

As of December 31, 2013, we had a total of 1,551 employees, including 212 physicians and 52 physician extenders. None of our employees are party to a collective bargaining agreement and we consider our relationships with our employees to be good.

Available Information

We file annual, quarterly and current reports, proxy statements and other information electronically with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an Internet site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Holdings) file electronically with the SEC. The SEC’s Internet site is www.sec.gov.

Our Internet website address is www.usmdinc.com. You can access our Investors Relations webpage through this website by clicking on the heading “Investor Relations” followed by the “SEC Filings” link. We make available, free of charge, on or through our SEC Filings webpage, our annual reports on Form 10-K, quarterly reports on Form 10-Q, registration statements on Form S-4 and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information provided on our website is not part of this Annual Report on Form 10-K, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Not applicable for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

Not applicable for smaller reporting companies.

Item 2.	Properties

We maintain our principal executive office at 6333 North State Highway 161, Irving, Texas. We occupy approximately 27,000 square feet of space under a long-term lease which expires in 2023 and includes an option for us to renew the lease for up to five years beyond that date. We also lease approximately 57,000 square feet of space in two separate locations for our business office operations.

In addition to our principal executive office and business office operations, as of December 31, 2013, we leased through various entities 58 physician clinic locations to support our operations. Our clinical leases, which represent the largest portion of our rent expense, have various terms ranging from one month to 14 years and monthly lease payments ranging from $1,000 to $90,000. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

All of our properties are located in the Dallas/Fort Worth metropolitan area. We believe our present facilities are substantially adequate to meet our current and near-term projected needs.

Item 3.	Legal Proceedings

The Company is subject to litigation and related claims arising in the ordinary course of business, but the Company believes that any damage award related to such claims would be recoverable under its professional and general liability insurance policies. For more information regarding material pending legal proceedings in which we are involved, see Note 16, Commitments and Contingencies, to our December 31, 2013 Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was listed for trading as of September 1, 2012 on the NASDAQ Capital Market under the symbol “USMD.” Prior to that date, there was no public market for our common stock. As of March 25, 2014, there were 521 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Capital Market for the date our common stock began trading until our year ended December 31, 2013.

	High	Low
Year ended December 31, 2013
First quarter	$19.19	$7.30
Second quarter	$43.99	$12.00
Third quarter	$36.55	$22.00
Fourth quarter	$28.73	$19.05
Year ended December 31, 2012
Third quarter	$110.00	$11.09
Fourth quarter	$22.50	$7.65

Holdings did not declare or pay cash dividends during 2013 and 2012. We have no plans to pay any cash dividends on our common stock for the foreseeable future and instead plan to retain earnings, if any, for future operations, to finance the growth of the business and service debt. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, credit agreements with our lenders restrict our ability to pay dividends.

Item 6.	Selected Financial Data

Not applicable for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements from the perspective of our management that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. The MD&A should be read in conjunction with the accompanying consolidated financial statements and related notes included in this Annual Report on Form 10-K.

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

We operate in one physician-led integrated health system segment and provide healthcare services to patients in physician clinics, hospitals and other healthcare facilities, primarily in the Dallas-Fort Worth, Texas metropolitan area. We provide management and/or operational services to six cancer treatment centers in five states and 21 lithotripsy service providers (i.e., kidney stone treatment) primarily located in the South-Central United States.

Key Developments

•	On June 1, 2013, WNI-DFW commenced operations and we began recording capitation revenue and associated expenses, including incurred but not recorded medical expense. Currently, WNI-DFW is a cornerstone of our physician-led integrated health system and establishes our presence in the North Texas Medicare Advantage market.

•	Effective September 1, 2013, we issued convertible subordinated notes in the aggregate principal amount of $24.3 million (the “Convertible Subordinated Notes”) to certain limited partners of USMD Arlington to acquire their limited partnership interests in USMD Arlington. Our investment in USMD Arlington increased by $24.3 million and our ownership percentage in USMD Arlington increased to 46.4% from 28.4%. Our allocable share of net income or loss from USMD Arlington will increase commensurate with our increased ownership.

Opportunities and Challenges

We are focused on expanding our physician-led integrated health system through the growth of our physician and patient base as well as by increasing the service offerings within our system. We intend to increase our patient base by increasing the number of primary care and specialist physicians in our system, including increasing the number of specialists in our current areas of focus as well as in specialties not currently within our system. We may achieve this through hiring efforts or through the acquisition of or affiliations with physician practices or other healthcare practices that share our vision of patient-first care. Inherent in expansion of our physician-led integrated health system is a build out of our imaging, clinical and pathological laboratory offerings and implementation of a more efficient clinical care model.

A significant component of our growth plan is an increase in the number of Medicare Advantage patients currently served through WNI-DFW. From the commencement of operations in June 2013 through December 2013, WNI-DFW had an average of approximately 1,640 Medicare Advantage member patients. Beginning January 1, 2014, following the annual Medicare enrollment process, WNI-DFW had nearly 5,200 Medicare Advantage member patients. We believe the care coordination and population health infrastructure we have installed will enhance the clinical outcomes and eliminate wasteful costs for our Medicare Advantage patients. Our WNI-DFW agreement calls for receipt of 85% of the premium for that Medicare Advantage population, which has provided us the resources needed to develop the care management infrastructure necessary to achieve these results. As we increase investment in our care coordination and population management infrastructure, we anticipate near-term margin pressures as we identify opportunities to appropriately manage the health of our Medicare Advantage patient population. We believe effective management of that population will generate positive long-term returns.

In December 2013, our physician practice was selected by CMS to participate in the Medicare ACO Shared Savings Program. Doctors, hospitals and health care providers establish ACOs in order to work together to provide higher-quality coordinated care to patient populations specified by Medicare, with the intent to produce savings as a result of improved quality and operational efficiency. Since passage of the Affordable Care Act, more than 360 ACOs have been established, serving over 5.3 million Americans with Medicare. ACOs share with Medicare any savings generated from lowering the growth in health care costs when they meet standards for high quality care. The ACOs must meet quality standards to ensure that savings are achieved through improving care coordination and providing care that is appropriate, safe, and timely. CMS evaluates ACO quality performance using 33 quality measures on patient and caregiver experience of care, care coordination and patient safety, appropriate use of preventive health services, and improved care for at-risk populations.

Increasing physician counts and the expansion of service offerings may have a near-term negative impact on margins as we develop our physician-led integrated health system. Designing and implementing a physician compensation model that properly incentivizes physicians in a value-based care paradigm is integral to our future success. We will face operational and cultural challenges in integrating new physicians and components of our patient-centric model, which continues to evolve and is expected to offer numerous opportunities for improving healthcare delivery and growing our business. In addition, the continued development of our physician-led integrated health system will likely require additional capital infusions or other financing.

Selected Operating Statistics

At December 31, 2013, USMD Physician Services operated out of 58 clinics and other healthcare facilities and employed 128 primary care and pediatric physicians and 84 physician specialists.

For the periods presented, we had the following:

	Years Ended December 31,		Four Months Ended December 31,
	2013	2012	2013	2012
Patient encounters (i)	882,295	271,320	290,499	271,320
New patients (ii)	93,699	13,668	29,712	13,668
RVU’s (iii)	1,455,479	474,095	478,783	474,095
Lab tests (iv)	1,183,829	340,416	391,797	340,416
Imaging procedures (iv)	44,743	11,975	14,476	11,975

For the years ended December 31, 2013 and 2012, we had the following:

	2013	2012
Cancer Treatment Center fractions treated (iv)	52,726	60,707
Lithotripsy cases (iv)	9,342	9,348

i.	A patient encounter is registered when a patient sees his or her physician.
ii.	New patients are registered for patients not previously seen by a service provider within our system.
iii.	Relative Value Units (“RVUs”) are equivalent to physician work RVUs as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVUs as measures of physician productivity and utilization and RVUs are also a component of physician compensation.
iv.	Lab tests, imaging procedures, cancer treatment center fractions and lithotripsy cases are all production metrics based on Current Procedural Terminology codes.

We use various evidence-based quality metrics such as specific cancer screenings to measure how well our physicians manage their patient panels. We believe our quality criteria have enabled us to reduce the total medical cost of care of our managed patients, including reductions in emergency room visits and hospital readmissions. We use these and other metrics to measure the performance of our business.

Industry Trends

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”) was enacted. The Healthcare Reform Law is intended to expand health insurance coverage to uninsured individuals and reform the healthcare delivery system with the objectives of improving quality and lowering the overall cost of providing healthcare. Many provisions within the Healthcare Reform Law could impact us in the future, resulting in potential variances in third-party reimbursement rates, payer mix and patient encounter volumes. The most significant provisions of the Health Reform Law that seek to decrease the number of uninsured individuals mostly became effective January 1, 2014. However, the shared responsibility provisions that require companies with 50-99 or greater than 100 employees to provide health insurance or pay fines has been delayed until January 1, 2015 and 2016, respectively. Because of the many variables involved and the staggered implementation timeline, we cannot predict with any assurance the ultimate effect of the Healthcare Reform Law and related regulations and interpretive legislation on our business. We believe that we are well positioned to respond effectively to the opportunities and challenges presented by this important legislation as a result of our physician-led, high quality, patient-centered care model.

One provision of the Health Reform Law required CMS to establish a Medicare Shared Savings Program (MSSP) that promotes accountability and coordination of care through the creation of ACOs. The program allows certain healthcare providers to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. Our physician practice was recently selected as an ACO by HHS. As an ACO, we will strive to improve the clinical outcomes of our Medicare fee for service patients participating in the ACO and to achieve those improved outcomes at a reduced relative cost. We will have the opportunity to share with CMS in any financial savings created.

Value-Based Care and Patient-Centered Medical Home

We believe the U.S. healthcare system continues to evolve in a manner that favors integrated healthcare systems and value-based care, with an increasing focus on population management. As government and commercial payers strive to control healthcare costs and improve healthcare outcomes, we believe payment methodologies and reimbursement trends will continue to evolve, including payment bundling, value-based payment methodologies linked to the quality and coordination of care as well as risk-sharing arrangements such as capitated payments.

We also believe that patient-centered medical home models, in which a primary care or specialty physician serves as the care coordinator will grow in prominence. We believe our focus on developing a clinically integrated, comprehensive healthcare delivery network, our commitment to patient-centered care, our collaborations such as those with WNI-DFW, other commercial payors and our experienced management team position us well to respond to these emerging trends and to manage the changing healthcare regulatory and reimbursement environment.

Electronic Health Records

The American Recovery and Reinvestment Act of 2009 provides for incentive payments under the Medicare and Medicaid programs for certain hospitals and physicians that demonstrate meaningful use of certified EHR technology. Physicians and other professionals may be eligible for either Medicare or Medicaid incentive payments, but not both. We anticipate that nearly all of our physicians will participate in the meaningful use program in 2014. We have incurred and will continue to incur both capital expenditures and operating expenses in order to implement EHR technology and meet the meaningful use requirements; the timing of recognition of EHR incentive income does not correlate with those expenditures and expenses. We believe that the operational benefits of EHR technology, including anticipated improved clinical outcomes and increased operational and administrative efficiencies, will contribute to development of our integrated health system and our ability to meet targeted quality objectives.

Results of Operations

Year ended December 31, 2013 Compared to Year Ended December 31, 2012

As a result of the August 31, 2012 Contribution, which was accounted for as a reverse acquisition by USMD into Holdings, previously a business combination related shell company, results of operations and cash flows have limited comparability between periods. Our results of operations and cash flows for the year ended December 31, 2013 include a full year of results of operations and cash flows of post-Contribution Holdings. Our results of operations and cash flows for the year ended December 31, 2012 include eight months of results of operations and cash flows of pre-Contribution USMD and four-months of results of operations and cash flows of post-Contribution Holdings.

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (in thousands):

	Years Ended December 31,				Annual Variance
	2013		2012		2013 vs. 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$178,286	76.0%	$59,420	56.2%	$118,866	200.0%
Capitated revenue	9,524	4.1%	656	0.6%	8,868	1351.8%
Management and other services revenue	25,536	10.9%	23,400	22.1%	2,136	9.1%
Lithotripsy revenue	21,381	9.1%	22,226	21.0%	(845)	-3.8%

Net operating revenue	234,727	100.0%	105,702	100.0%	129,025	122.1%

Operating expenses:
Salaries, wages and employee benefits	153,999	65.6%	62,694	59.3%	91,305	145.6%
Medical supplies and services expense	29,199	12.4%	7,060	6.7%	22,139	313.6%
Rent expense	15,034	6.4%	5,086	4.8%	9,948	195.6%
Provision for doubtful accounts	70	0.0%	107	0.1%	(37)	-34.6%
Other operating expenses	27,464	11.7%	15,711	14.9%	11,753	74.8%
Electronic Health Record incentive income	(1,643)	-0.7%	(474)	-0.4%	(1,169)	246.6%
Depreciation and amortization	7,626	3.2%	3,302	3.1%	4,324	131.0%

	231,749	98.7%	93,486	88.4%	138,263	147.9%

Income from operations	2,978	1.3%	12,216	11.6%	(9,238)	-75.6%
Other income (expense), net	7,823	3.3%	3,024	2.9%	4,799	158.7%

Income before provision for income taxes	10,801	4.6%	15,240	14.4%	(4,439)	-29.1%
Provision for income taxes	71	0.0%	1,487	1.4%	(1,416)	-95.2%

Net income	10,730	4.6%	13,753	13.0%	(3,023)	-22.0%
Less: net income attributable to noncontrolling interests	(9,751)	-4.2%	(11,653)	-11.0%	1,902	-16.3%

Net income attributable to USMD Holdings, Inc.	$979	0.4%	$2,100	2.0%	$(1,121)	-53.4%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (in thousands):

	Years Ended December 31,				Annual Variance
	2013		2012		2013 vs. 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$143,373	61.1%	$47,446	44.9%	$95,927	202.2%
Imaging	3,891	1.7%	1,460	1.4%	2,431	166.5%
Diagnostic laboratories	14,260	6.1%	4,674	4.4%	9,586	205.1%
Cancer treatment center	13,364	5.7%	4,506	4.3%	8,858	196.6%

Total patient encounter based clinic NPSR	174,888	74.5%	58,086	55.0%	116,802	201.1%
Other physician revenue	3,398	1.4%	1,334	1.3%	2,064	154.7%

	178,286	76.0%	59,420	56.2%	118,866	200.0%
Capitated revenue	9,524	4.1%	656	0.6%	8,868	1351.8%

Total net patient service revenue	187,810	80.0%	60,076	56.8%	127,734	212.6%

Management and other services revenue:
Hospital management revenue	14,573	6.2%	13,898	13.1%	675	4.9%
Lithotripsy management revenue	1,631	0.7%	1,425	1.3%	206	14.5%
Cancer treatment center management revenue	5,343	2.3%	7,179	6.8%	(1,836)	-25.6%
Other services revenue	3,989	1.7%	898	0.8%	3,091	344.2%

	25,536	10.9%	23,400	22.1%	2,136	9.1%

Lithotripsy revenue	21,381	9.1%	22,226	21.0%	(845)	-3.8%

Net operating revenue	$234,727	100.0%	$105,702	100.0%	$129,025	122.1%

- Net Patient Service Revenue (“NPSR”)

Our net patient service revenue is driven by a patient encounter at one of our physician clinics. A patient sees the physician at one of our clinics and the physician may prescribe services that may be performed at one of our imaging centers, diagnostic laboratories, cancer treatment center or other affiliated or unaffiliated healthcare facility. The net patient service revenue earned at our imaging centers, diagnostic laboratories and cancer treatment center are almost exclusively derived from the physician clinic patient encounter. Our imaging centers, diagnostic laboratories and cancer treatment center only nominally serve patients or conduct tests not derived from our physician clinic patient encounter. For these reasons, we focus on the overall net patient service revenue per patient encounter metric.

Certain volume statistics are used internally as productivity measures (lab tests, imaging procedures, fractions treated) and we present these volume statistics within MD&A. Therefore, the ensuing MD&A discussion regarding net patient service revenue related metrics is consistent with our business structure.

The clinic patient encounter results in the direct provision of healthcare services and the prescription of diagnostic (imaging and laboratory services) and other therapeutic services (i.e. radiation treatments) that may be performed at our diagnostic laboratories, imaging centers and cancer treatment center. Patient encounter based clinic net patient service revenue increased $116.8 million or 201.1% while patient encounters and RVUs increased by 225.2% and 207.0%, respectively, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, due primarily to the inclusion of a full year of activity related to businesses acquired in the Contribution. Net patient service revenue per patient encounter decreased 7.4% in 2013 as compared to 2012. The decrease is primarily attributable to the composition of the periods compared. The 2012 metric includes four post-Contribution months and 2013 includes an entire annual period. The four-month 2012 period includes back-to-school and flu immunization seasons, which are generally beneficial to net patient service revenue due to the drug component of the patient encounter.

Other physician revenue represents non-clinic physician premium payments for quality measures, medical home, on-call pay and physician recruit guarantee revenues and increased to $3.4 million for the year ended December 31, 2013 from $1.3 million in 2012. The increase is primarily attributable to the composition of the periods compared and the accumulation of activities spanning four months of 2012, compared to twelve months of activity in 2013.

The following table presents our net patient service revenue for the year-over-year comparative periods that include net patient service revenue (in thousands):

	Four Months Ended December 31,				Four Months Variance
	2013		2012		2013 vs. 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$48,341	75.0%	$47,446	79.0%	$895	1.9%
Imaging	1,094	1.7%	1,460	2.4%	(366)	-25.1%
Diagnostic laboratories	4,678	7.3%	4,674	7.8%	4	0.1%
Cancer treatment center	4,125	6.4%	4,506	7.5%	(381)	-8.5%

Total patient encounter based clinic NPSR	58,238	90.4%	58,086	96.7%	152	0.3%
Other physician revenue	1,140	1.8%	1,334	2.2%	(194)	-14.5%

	59,378	92.1%	59,420	98.9%	(42)	-0.1%

Capitated revenue	5,069	7.9%	656	1.1%	4,413	672.7%

Total net patient service revenue	$64,447	100.0%	$60,076	100.0%	$4,371	7.3%

Patient encounter based clinic net patient service revenue increased $0.2 million or less than 1% for September – December 2013 as compared to September – December 2012. This increase was driven by a 7.1% increase in patient encounters for the year over year period. However, net patient service revenue per patient encounter decreased 6.2%, resulting from a shift to an overall lower acuity case mix. This shift in acuity is reflected in an approximately 8% decline in RVUs per charge, which generally garners lower reimbursement per patient encounter. Also contributing to the decline in net patient service revenue per patient encounter was a 2% decrease in higher reimbursing commercial payer sources and a corresponding 2% rise in government payer sources from 36% to 38% of charges.

- Capitated Revenue

In June 2013, WNI-DFW began operations and we began recording capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue increased $8.8 million to $9.5 million for the year ended December 31, 2013 from $0.7 million in 2012. The commencement of operations at WNI-DFW accounted for $7.4 million of the increase and $1.4 million of the increase is due to the inclusion of a full year of activity related to businesses acquired in the Contribution. The following table presents, as of December 31, 2013, the total number of capitated members to whom WNI-DFW provides healthcare services to and the associated aggregate member months. Member months represent the aggregate number of months of healthcare services WNI-DFW has provided to capitated members.

	Members	Member Months
WNI-DFW capitated membership	1,752	11,484

Effective January 1, 2014, the WNI-DFW member count increased to 5,188. We anticipate increasing our capitated member counts through WNI-DFW or other entities focused on the Medicare Advantage market as we execute our strategy to move from an early-stage integrated health system to a fully integrated health system.

- Management and Other Services Revenue

Management services revenue includes revenue earned through the provision of management and support services to our nonconsolidated managed entities. Management services revenue increased 9.1% to $25.5 million for the year ended December 31, 2013 from $23.4 million in 2012.

Hospital management revenue earned from USMD Arlington and USMD Fort Worth increased $0.7 million or 4.9%. Hospital management revenue earned per surgical case at the hospitals increased 4.7%. A contractual 4.4 % inflation adjustment to reimbursable management and support costs contributed $0.3 million of the year over year increase in hospital management revenue. The hospitals expect to receive annual inflation adjustments to reimbursable management and support costs equivalent to the Bureau of Labor and Statistics Healthcare Services component of the Consumer Price Index. Surgical case volume at the hospitals was static in 2013 compared to 2012 resulting in a negligible increase in hospital management revenue due to volume changes year over year. However, a favorable shift to a higher acuity surgical case mix at the hospitals, mitigated in part by an unfavorable 1.0% change in commercial vs. government payer mix, was the primary catalyst for the increased hospital management revenue in 2013. This case mix, net of the payer mix-pricing shifts contributed $0.4 million to the increase in hospital management revenue in 2013.

Lithotripsy management revenue decreased $0.2 million in 2013 as compared to 2012. The basis by which lithotripsy management revenue is calculated and earned may be based on the managed entity’s account collections, net income or cash flow and also includes variable support costs. In addition, the contractual management fee rate differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of lithotripsy management revenue. Lithotripsy case volume at the managed lithotripsy entities decreased 2.0% and management revenue per managed lithotripsy case decreased 2.6%. The decrease in lithotripsy per case management revenue is primarily attributable to a shift in the price mix of the underlying management revenue basis calculation. The composition of the managed entities is the same in 2013 as 2012. Year over year individual entity contractual rates did not change significantly in 2013.

Cancer treatment center management revenue decreased $1.8 million in 2013 as compared to 2012. The basis by which cancer treatment center management revenue is earned may be derived from a percentage of the managed entity’s account collections, net income, a combination of collections and net income, or a fixed monthly fee with reimbursement of variable support costs. In addition, the contractual management fee rate differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of cancer treatment center management revenue. In 2013, two contractual management arrangements with mature cancer treatment center groups affecting six cancer treatment centers were terminated. We also began managing four newly opened cancer treatment centers at various times throughout 2013. The net effect of this activity resulted in a $0.8 million decrease in consolidated cancer treatment center management revenue in 2013 as compared to 2012. In addition, in connection with the Contribution, effective September 1, 2012, one of the previously nonconsolidated managed cancer treatment centers became a wholly owned consolidated entity, resulting in a $0.8 million decrease in cancer treatment center management revenue in 2013 as compared to 2012. Same facility cancer treatment center management revenue decreased $0.2 million, or 6.9%. Same facility cancer center treatment volumes at the managed cancer treatment center entities decreased 3.3% while management revenue per managed cancer center treatment decreased 3.7%. The decrease in cancer treatment center management revenue per treatment attributable to volume declines was $0.1 million. In addition, a decline in treatment volumes for two centers with the highest management fee rates contributed $0.1 million to the decline in same facility revenues in 2013. Same facility year over year individual entity contractual rates did not change in 2013.

Other services revenue primarily consists of healthcare consulting services provided to third parties and income related to the early termination of management agreements. Other services revenue increased $3.1 million in 2013 as compared to 2012. Healthcare consulting services increased $1.5 million due to the inclusion of a full year of healthcare consulting services related to businesses acquired in the Contribution. In the second quarter of 2013, the owner of four cancer treatment centers located in Florida that were managed by one of our subsidiaries terminated its management agreements with us. We entered into a settlement agreement and received $0.9 million as a result of the early termination of the management agreements.

- Lithotripsy Revenue

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which decreased 3.8% to $21.4 million for the year ended December 31, 2013 from $22.2 million in 2012. One of the consolidated lithotripsy entities ceased operations during the first quarter of 2013 resulting in a $0.5 million comparative decrease in revenue. Lithotripsy entity case count remained flat in 2013 as compared to 2012 but a slight decrease in average contract price rate for the ongoing consolidated lithotripsy entities resulted in a $0.3 million decline. We anticipate pricing pressure to continue impacting lithotripsy revenue in 2014.

Operating Expenses

Salaries, wages and employee benefits increased to $154.0 million for the year ended December 31, 2013 from $62.7 million in 2012. The increase is primarily related to businesses acquired in the Contribution. The salaries, wages and employee benefits of the acquired businesses used to generate net patient service revenue have a higher relative cost than our historical salaries, wages and employee benefits. This higher cost of revenue accounted for the majority of the increase in salaries, wages and employee benefits as a percentage of net operating revenue to 65.6% in 2013 from 59.3% in 2012.

Medical supplies and services expense increased $22.1 million to $29.2 million for the year ended December 31, 2013 from $7.1 million in 2012 due primarily to the commencement of operations at WNI-DFW and the nature of businesses acquired in the Contribution. WNI-DFW began managing patient care in June 2013 and the related cost of healthcare services resulted in an increase of $6.7 million. The businesses acquired in the Contribution provide health care services to patients in physician clinics and other health care facilities and utilize significant medical supplies and services in the provision of those services resulting in an increase of $14.5 million.

Rent expense increased $9.9 million to $15.0 million for the year ended December 31, 2013 from $5.1 million in 2012 due primarily to the businesses acquired in the Contribution. The acquired businesses provide their primary healthcare services in rented facilities. Expansion of leased space at the corporate office and a relocation of one of our business offices resulted in $0.9 million of the increase in rent expense.

Other operating expenses consist primarily of professional fees, purchased services, repairs and maintenance, travel expense and other expense. Other operating expenses increased 74.8% to $27.5 million for the year ended December 31, 2013 from $15.7 million in 2012. The net increase is primarily related to expenses of businesses acquired in the Contribution.

The physicians of USMD Physician Services generate Electronic Health Record incentive income, which we began recording after the Contribution. The incentive income increased $1.1 million to $1.6 million for the year ended December 31, 2013 from $0.5 million in 2012.

Depreciation and amortization expense increased $4.3 million to $7.6 million for the year ended December 31, 2013 from $3.3 million in 2012. The increase is due to increases in depreciation and amortization of $3.1 million and $1.2 million, respectively, related primarily to property and equipment and intangible assets acquired and recorded at fair value in the Contribution and 2013 capital expenditures related to technology infrastructure and leasehold improvements.

Other Income, net

Other income, net increased $4.8 million to $7.8 million for the year ended December 31, 2013 from $3.0 million in 2012 due primarily to a $6.0 million increase in equity in income of nonconsolidated affiliates. Increased ownership interests in USMD Arlington and USMD Fort Worth, as a result of the Contribution, accounted for a $4.0 million increase. Increased ownership interests in USMD Arlington as a result of the acquisition of Class P partnership interests accounted for a $1.2 million increase. An additional $0.8 million increase in equity in income of nonconsolidated affiliates is a result of increased profitability at USMD Arlington and USMD Fort Worth and the beginning of operations at new cancer treatment centers in Alaska and Missouri. Net interest expense increased $1.0 million as a result of the net increase in borrowings related to the Contribution and the issuance of convertible subordinated notes related to the acquisition of the Class P partnership interests, offset by an overall reduction in borrowing rates. The remaining decrease of $0.2 million is the result of a gain in 2012.

Provision for Income Taxes

Holdings’ effective tax rates were 1.6% and 9.7% for the years ended December 31, 2013 and 2012, respectively. The decrease in the effective rate is primarily due to the decline of net income attributable to noncontrolling interests and adjustments to current income tax expense related to the Contribution. A slight increase in the effective rate related to state income taxes was offset by a decline in permanent differences related to 2012 non-deductible costs as a result of the Contribution.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Holdings’ ownership interests in our consolidated entities. Net income attributable to noncontrolling interests decreased $1.9 million to $9.8 million for the year ended December 31, 2013 from $11.7 million in 2012. Holdings’ increased ownership interest in three of the consolidated lithotripsy entities as a result of the Contribution accounted for $1.4 million of the decrease, and the dissolution of another consolidated lithotripsy entity accounted for $0.2 million of the decrease. An additional decrease of $0.3 million is related to a decline in net income of the remaining consolidated lithotripsy entities.

Liquidity and Capital Resources

We primarily rely on cash flows from operations and distributions from USMD Arlington and USMD Fort Worth, to fund our cash requirements. As of December 31, 2013, we had unrestricted available cash of $10.1 million, which is net of $3.0 million in cash held by certain consolidated entities that is unavailable for general corporate purposes. On February 25, 2014, we renewed our revolving credit facility for 16 months to June 30, 2015. The revolving credit facility is available for working capital needs. Under the credit agreement entered into contemporaneously with the Contribution, we are required to maintain a $5.0 million restricted cash balance. We began making principal payments under the credit facility in December 2012. During April 2013, we borrowed $3.0 million under the revolving credit facility. We expect that our cash flows from operations will increase during 2014. However, as we continue to execute our strategy to become a fully integrated health system, we will continue to incur integration and infrastructure improvement costs and we may be required to borrow additional funds under the revolving credit facility or seek other sources of financing.

Our near term business plan contemplates expansion in the North Texas service area by hiring physicians, developing, partnering with or acquiring complementary physician group practices and ancillary healthcare service providers and increasing our managed patient population served by WNI-DFW and/or other entities focused on the Medicare Advantage market. We also plan to expand our count of primary care physicians and specialists in our areas of focus and areas that expand our physician-led integrated health system offerings. The implementation of some of these strategies will require additional capital, which we may seek through public or private financings or through other debt or equity transactions. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Years Ended December 31,		Annual Variance
	2013	2012	2013 vs. 2012
Cash flows from operating activities:
Net income	$10,730	$13,753	$(3,023)
Net income to net cash reconciliation adjustments	9,960	4,143	5,817
Change in operating assets and liabilities	231	(11,904)	12,135

Net cash provided by operating activities	20,921	5,992	14,929

Cash flows from investing activities:
Cash acquired in business combinations	—	6,967	(6,967)
Capital expenditures	(2,848)	(1,311)	(1,537)
Investments in nonconsolidated affiliates	(200)	(77)	(123)
Proceeds from sale of life insurance policies	—	3,184	(3,184)
Proceeds from sale of property and equipment	64	106	(42)
Increase in cash due to initial consolidation of investee	—	50	(50)

Net cash provided by (used in) investing activities	(2,984)	8,919	(11,903)

Cash flows from financing activities:
Borrowings on revolving credit facility	3,000	—	3,000
Proceeds from issuance long-term debt	530	21,124	(20,594)
Payments on long-term debt and capital lease obligations	(5,098)	(20,996)	15,898
Principal payments on related party long-term debt	(594)	(2,930)	2,336
Restricted cash	—	(5,000)	5,000
Issuance of USMD common stock	—	980	(980)
Payment of debt issuance costs	(133)	—	(133)
Proceeds from exercise of stock options	200	—	200
Distributions to noncontrolling interests, net of contributions	(9,583)	(12,033)	2,450

Net cash used in financing activities	(11,678)	(18,855)	7,177

Net increase (decrease) in cash and cash equivalents	6,259	(3,944)	10,203
Cash and cash equivalents at beginning of year	6,878	10,822	(3,944)

Cash and cash equivalents at end of year	$13,137	$6,878	$6,259

Operating Activities

During 2013, we had increases in accounts receivable, inventories and other assets that were offset by net growth in accounts payable and accrued liabilities.

The increase in accounts receivable is primarily due to an increase in clinic patient services accounts receivable. The increase is attributable to procedural issues in the clinics where medical services are provided to our patients. Subsequent to the Contribution, we experienced a number of issues at the clinic level involving the execution of timely and accurate front end capture of charges, codes, demographics, consents, and insurance information necessary to timely file claims and follow-up on open accounts. The impact on the collection cycle of the procedural issues at the clinic level has resulted in an increase in days net revenue outstanding. Days outstanding increased from 28 at December 31, 2012 to 38 days at December 31, 2013. Due to a concentrated training effort and institution of uniform processes at the clinic level, and a declining backlog in merger-related enrollment accounts receivable, we believe the growth in the collections cycle will begin to reverse.

During 2013, we began purchasing certain oncology drugs due to the addition of a new physician and purchased additional quantities of IUD’s due to expected 2014 price increases resulting in a $0.5 million increase in inventories.

During 2013, we used shares of USMD Holdings common stock, with a fair value of $0.8 million, to pay a portion of 2012 bonuses to certain executives and members of senior management and to pay a portion of 2013 accrued compensation. We also used shares of USMD Holdings common stock, with a fair value of $0.4 million, to pay a portion of an executive’s 2013 severance in accordance with a severance agreement.

The net growth in accounts payable and accrued liabilities is primarily related to a $1.9 million increase in accrued liabilities due to the operations of WNI-DFW, a $2.8 million increase related to 2013 physician bonuses, which are scheduled to be paid in the first quarter of 2014, and a net increase of $2.4 million in accounts payable and other accrued liabilities.

Investing Activities

Net cash used in investing activities of $3.0 million in 2013 was primarily attributable to $2.8 million of cash used for capital expenditures and a $0.2 million investment in a new cancer treatment center. Cash paid for capital expenditures was primarily for technology infrastructure and leasehold improvements.

We anticipate capital expenditures of $2.0 million to $2.5 million in 2014, primarily related to investments in our technology infrastructure and the replacement of lithotripsy equipment at our consolidated lithotripsy entities. The consolidated lithotripsy entities generally finance the acquisition of lithotripsy equipment.

Financing Activities

During April 2013, we borrowed $3.0 million under the revolving credit facility to maintain a minimum level of cash for management operations. During the third quarter of 2013, one of the Company’s consolidated lithotripsy partnerships executed a $0.5 million note payable with a third party to finance the purchase of equipment from another consolidated lithotripsy partnership.

Scheduled principal payments on long-term debt made in 2013 totaled $5.7 million versus $2.9 million in 2012. The increase is primarily related to the long-term debt borrowed in connection with the Contribution (see Credit Agreement below).

Payment of debt issuance costs in 2013 is related to the February 2013 renewal of our revolving credit facility and the September 2013 issuance of convertible subordinated notes (see Convertible Subordinated Notes below).

Distributions to noncontrolling interests, net of contributions, were $9.6 million in 2013. In connection with the Contribution, the Company acquired certain noncontrolling interests in entities it consolidates, resulting in a decrease compared to 2012, as those acquired interests are no longer entitled to distributions.

Credit Agreement

For the principal terms of the Credit Agreement, see Note 10, Long-Term Debt, Capital Lease Obligations and Other Long-Term Liabilities, to our December 31, 2013 Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report. On February 25, 2014, we entered into Amendment No. 3 to the Credit Agreement (the “Amendment No. 3”). Among other things, Amendment No. 3 extended the maturity date of the Revolver from February 28, 2014 to June 30, 2015. In addition, Amendment No. 3 reduced the minimum fixed charge coverage ratio and established the senior leverage ratio requirement.

At December 31, 2013, we were subject to a financial covenant that requires us to maintain a fixed charge coverage ratio greater than or equal to 1.50:1.00 for the period of four consecutive fiscal quarters from and including December 31, 2012 through December 31, 2013 and of 1.25:1.00 for any period of four consecutive fiscal quarters beginning March 31, 2014 through August 31, 2017. Under Amendment No. 3, we were also subject to a financial covenant that requires us to maintain a senior leverage ratio less than or equal to 1.50:1.00 for any period of four consecutive fiscal quarters from and including December 31, 2013 through September 30, 2014 and of 1.25:1.00 for any period of four consecutive fiscal quarters beginning December 31, 2014 through August 31, 2017.

In early 2014, we determined that we had not been in compliance with our fixed charge coverage ratio or senior leverage ratio covenants. Effective April 14, 2014, we obtained from the Credit Agreement lenders a permanent waiver of the existing covenant violations. In addition, the lenders amended the Credit Agreement resulting in modifications to the fixed charge coverage ratio, the senior leverage ratio covenant requirements, the Revolver commitment amount and the Tranche C Term Loan maturity date (collectively, “Amendment No. 4”).

Amendment No. 4 reduced the fixed charge coverage ratio to greater than or equal to 1.00:1.00 for the period of four consecutive fiscal quarters ending December 31, 2013 and 0.35:1.00 for the period of four consecutive fiscal quarters ending March 31, 2014. Subsequent to those dates, the Company is subject to the fixed charge coverage ratio covenant as described above and in Amendment No. 3. Amendment No. 4 waived the senior leverage ratio requirement at December 31, 2013, increased the senior leverage ratio to less than or equal to 3.10:1.00 for the period of four consecutive fiscal quarters ending March 31, 2014, decreased the senior leverage ratio to less than or equal to 1.25:1.00 for the period of four consecutive fiscal quarters ending June 30, 2014 and decreased the ratio to less than or equal to 1.00:1.00 for any period of four consecutive fiscal quarters from and including September 30, 2014 through August 31, 2017. Amendment No. 4 reduced the Revolver commitment amount to $3.0 million from $10.0 million and amended the Tranche C Term Loan maturity date to April 2014.

We are taking steps to increase physician production and strategically reduce expenses but there can be no assurance we will be successful in implementing these changes or maintaining compliance with the financial and other covenants in our Credit Agreement. In the event we are unable to comply with these covenants during future periods, it is uncertain whether our lenders will grant waivers for our noncompliance. If there is an event of default by us under our Credit Agreement, our lenders have the option to, among other things, accelerate any and all of our obligations under the Credit Agreement, which would have a material adverse effect on our business, financial condition and results of operations. If the Credit Agreement lenders accelerate our obligations upon an event of default, replacement financing may not be available when needed, or may only be available on terms that could have a negative impact on our business and results of operations.

Convertible Subordinated Notes

Effective September 1, 2013, we issued Convertible Subordinated Notes in the aggregate principal amount of $24.3 million to certain limited partners of USMD Arlington to acquire their limited partnership interests in USMD Arlington.

The Convertible Subordinated Notes bear interest at a fixed rate of 5.00% per annum and mature on March 1, 2019. Interest payments are due and payable on the last day of each month and the principal is due upon maturity. We have the option, to prepay the Convertible Subordinated Notes, in whole or in part, at any time after September 1, 2014.

Each noteholder will have the right at any time after September 1, 2014 to convert all or any part of the unpaid principal balance of his or her respective Convertible Subordinated Note into shares of common stock of Holdings at the rate of one share of common stock for each $23.37 of principal. At the date of execution of the Convertible Subordinated Notes, the commitment date, the conversion option was in-the-money. We recognized the intrinsic value of the conversion option’s in-the-money portion as a $3.7 million beneficial conversion discount to the debt with an offsetting entry to additional paid-in capital. The beneficial conversion discount will be accreted to the Convertible Subordinated Notes using the effective interest method over 66 months until they mature on March 1, 2019. The conversion rate will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions.

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

We intend to fund the required interest payments under the Convertible Subordinated Notes with available cash balances, cash provided by operating activities and distributions from USMD Arlington and USMD Fort Worth.

Off-Balance Sheet Arrangements

Except for guarantees discussed below, we do not have any arrangements that qualify as off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

As of December 31, 2013, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $20.8 million. The guarantees provide for recourse against the investee; however, if we are required to perform under one or more guarantees, recovery of any amount would be unlikely. The remaining terms of these guarantees range from 13 to 75 months. We record a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe the likelihood that we will have to perform under these agreements is remote.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our December 31, 2013 consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, as they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Where we have provided sensitivity analyses in the “Effect if Actual Results Differ from Assumptions” columns below, the variance assumptions used in those analyses are based on outcomes that we consider reasonably likely to occur.

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

Discounts off customary charges result from the reduction of our customary charges to prospectively established fee schedule amounts and other contract provisions. The estimates of contractual allowances on charges posted for the period involve payer-specific estimates of patient services revenue based on the most significant contractual reimbursement methodologies such as percent of charges, fixed fee schedules and multi-procedure discounting. However, the calculations do not take into consideration all contract provisions that may limit reimbursement, but provide an estimate of net realizable value. Revenue is adjusted when the parties (insurer and patient/guarantor) obligated under the contract have tendered payment on the claim. Historically, these payment adjustments have not been material

If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net patient service revenue for the year ended December 31, 2013 would have changed by $0.1 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties.

If the actual reimbursement percentage of unbilled charges differed by 1% from our estimated reimbursement percentage, net patient service revenue for the year ended December 31, 2013 would have changed by a nominal amount. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Allowance for Doubtful Accounts

Accounts receivable primarily consists of amounts due from third-party payers and patients of our healthcare facilities. We also have accounts receivable from healthcare entities that we provide management and lithotripsy services to.

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

If the actual bad debt percentage differed by 10% from its estimated bad debt rate, net patient service revenue and net accounts receivable for the year ended December 31, 2013 would have changed by approximately $0.2 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Incurred But Not Reported Medical Claims

In connection with the operations of WNI-DFW, we make estimates related to incurred but not reported medical claims (“IBNR”) of WNI-DFW. The patient population that WNI-DFW provides health services to has limited medical claims activity from which claims-based actuarial judgments can be made. In addition, the full population is relatively small for precise actuarial determinations.

In addition to calculating IBNR using an actuarial estimate based on historical medical claims activity, we include an adjustment factor based on broader patient populations deemed to be similar in risk profile to the WNI-DFW managed patient population.

As the size of our member population increases and medical claims experience grows, uncertainties in preparing the IBNR estimate will be reduced.

If the actual IBNR medical claims experience is not consistent with our estimated IBNR, we may be exposed to variances in medical supplies and services expense that may be material. Variances in the underlying health of the WNI-DFW managed patient population from our assessment could affect the medical claims experience and IBNR estimate.

If the actual claims experience differs 10% from the assumption used in our estimate, IBNR would have increased/decreased by $0.2 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis, or more frequently if circumstances indicate potential impairment. Such circumstances may include(1) a significant adverse change in legal factors or the business climate, (2) an adverse action or assessment by a regulator, or (3) other adverse changes in the assessment of future operations of a reporting unit. We test for goodwill impairment at the reporting unit level, which we have determined is one level below the operating segment level.

The impairment test for goodwill uses a two-step approach. Step one compares the fair value of the reporting unit to which goodwill is assigned to its carrying value. If the estimated fair value of a reporting unit exceeds its carrying amount, then we conclude that no goodwill impairment has occurred. If the carrying amount of a reporting unit exceeds its estimated fair value, a potential impairment is indicated and step two is performed.

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

For the goodwill impairment analyses conducted in 2013 and 2012, we concluded that there was no impairment.

To test impairment of acquired indefinite-lived intangible assets (trade names), the fair values are estimated and compared to their carrying values. We recognize an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

For the indefinite-lived trade name impairment analysis conducted in 2013 and 2012, we concluded that there was no impairment. We perform our annual impairment tests of goodwill and indefinite-lived intangible assets as of December 31.

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

As a result of step one of the 2013 goodwill impairment analysis, the estimated fair value of each reporting unit exceeded its carrying amount. Therefore, the second step was not necessary and no goodwill impairment was recorded.

The estimated fair values of all reporting units – physician and ancillary services, lithotripsy and cancer treatment center – significantly exceeded their carrying values.

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
Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

We evaluate our long-lived assets and identifiable acquired intangible assets with finite useful lives for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable. Examples include a current expectation that an asset will be disposed of significantly before the end of its previously estimated useful live, a significant adverse change in the extent or manner in which we use an asset or in its physical condition, or a significant decrease in the expected recoverability of an asset.

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

No long-lived asset or finite-lived intangible asset impairment charges were recorded during the years ended December 31, 2013 and 2012.

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

We do not believe there is a reasonable likelihood of a material change in the future estimates or assumptions used to calculate long-lived or finite-lived intangible asset impairment losses. However, if actual results are not consistent with the estimates and assumptions we use in estimating future cash flows, we may be exposed to future impairment losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Share-Based Payments

We determine the estimated fair value of our stock option awards to employees and directors at the date of grant using the Black-Scholes option pricing model.

Option pricing models require us to make assumptions and apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, the expected life of the option and the risk free interest rate. Changes in these assumptions can materially affect the fair value estimate.

As a recently formed public entity with a small public float and very limited trading of our public common shares on the NASDAQ stock market, it was not practicable for us to calculate the volatility of our common shares; therefore, we estimated volatility based on the historical and implied volatilities of a small group of companies we consider as close as comparable to the Company as available and an industry index, all equally weighted, over the expected life of the option. We concluded that this combination was more characteristic of our business than a broad industry index. The expected life of awards granted represents the period of time that we expect them to be outstanding based on the “simplified” method, which is allowed for companies that cannot reasonably estimate expected life of options based on historical share option exercise experience. The risk free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the option.

If actual results are not consistent with the assumptions used, the share-based payment expense reported in our financial statements may not be representative of the actual economic cost of the share-based payment.

A 10% increase in estimated volatility of awards granted in 2013 would have increased share-based payment expense by $48,000.

Recent Accounting Pronouncements

For information regarding recently issued and adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, to our December 31, 2013 consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 8.	Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

USMD Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of USMD Holdings, Inc. and Subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USMD Holdings, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

April 15, 2014

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2013	2012
ASSETS(1)
Current assets:
Cash and cash equivalents	$13,137	$6,878
Restricted cash	5,000	5,000
Accounts receivable, net of allowance for doubtful accounts of $1,758 and $1,127 at December 31, 2013 and 2012, respectively	23,970	20,615
Inventories	1,580	782
Deferred tax assets	742	729
Prepaid expenses and other current assets	3,177	2,584

Total current assets	47,606	36,588
Property and equipment, net	23,491	26,203
Investments in nonconsolidated affiliates	61,822	35,892
Goodwill	118,176	118,261
Intangible assets, net	27,033	28,786
Other assets	324	386

Total assets	$278,452	$246,116

LIABILITIES(2) AND EQUITY
Current liabilities:
Accounts payable	$2,500	$3,318
Accrued payroll	12,599	9,813
Other accrued liabilities	10,757	5,867
Other current liabilities	1,059	1,115
Revolving credit facility	3,000	0
Current portion of long-term debt	4,473	4,639
Current portion of related party long-term debt	650	594
Current portion of capital lease obligations	369	287

Total current liabilities	35,407	25,633
Other long-term liabilities	1,485	1,300
Deferred compensation payable	4,641	4,898
Long-term debt, less current portion	33,939	16,754
Related party long-term debt, less current portion	3,084	3,734
Capital lease obligations, less current portion	683	561
Deferred tax liabilities	23,688	23,789

Total liabilities	102,927	76,669
Commitments and contingencies
Equity:
USMD Holdings, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 10,121,462 and 10,033,500 shares issued and outstanding at December 31, 2013 and 2012, respectively	101	100
Additional paid-in capital	158,360	153,444
Retained earnings	13,650	12,671
Accumulated other comprehensive loss	(2)	(16)

Total USMD Holdings, Inc. stockholders’ equity	172,109	166,199
Noncontrolling interests in subsidiaries	3,416	3,248

Total equity	175,525	169,447

Total liabilities and equity	$278,452	$246,116

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (Continued)

(In thousands, except share data)

December 31, 2013
(1) Assets of consolidated variable interest entity (“VIE”) included in total assets above (after elimination of intercompany transactions and balances):
Cash and cash equivalents	$1,257
Accounts receivable	175

Total current assets	1,432
Deferred tax asset	671

Total assets	$2,103

The assets of the consolidated VIE can only be used to settle the obligations of the VIE.

(2) Liabilities of consolidated VIE included in total liabilities above (after elimination of intercompany transactions and balances):
Other accrued liabilities	$2,108

Total current liabilities	$2,108

The liabilities of the consolidated VIE are obligations of the VIE and the creditors have no recourse to USMD Holdings, Inc.

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012
Revenue:
Patient service revenue	$181,087	$60,309
Provision for doubtful accounts related to patient service revenue	(2,801)	(889)

Net patient service revenue	178,286	59,420
Capitated revenue	9,524	656
Management and other services revenue	25,536	23,400
Lithotripsy revenue	21,381	22,226

Net operating revenue	234,727	105,702

Operating expenses:
Salaries, wages and employee benefits	153,999	62,694
Medical supplies and services expense	29,199	7,060
Rent expense	15,034	5,086
Provision for doubtful accounts	70	107
Other operating expenses	27,464	15,711
Electronic Health Record incentive income	(1,643)	(474)
Depreciation and amortization	7,626	3,302

Total operating expenses	231,749	93,486

Income from operations	2,978	12,216
Other income (expense):
Interest expense, net	(1,975)	(1,013)
Equity in income of nonconsolidated affiliates, net	9,769	3,807
Other gain, net	29	230

Total other income, net	7,823	3,024

Income before provision for income taxes	10,801	15,240
Provision for income taxes	71	1,487

Net income	10,730	13,753
Less: net income attributable to noncontrolling interests	(9,751)	(11,653)

Net income attributable to USMD Holdings, Inc.	$979	$2,100

Earnings per share attributable to USMD Holdings, Inc.
Basic	$0.10	$0.37
Diluted	$0.10	$0.37
Weighted average common shares outstanding
Basic	10,080	5,739
Diluted	10,084	5,744

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2013	2012
Net income	$10,730	$13,753
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	14	3

Total other comprehensive income	14	3

Comprehensive income	10,744	13,756
Less: comprehensive income attributable to noncontrolling interests	(9,751)	(11,653)

Comprehensive income attributable to USMD Holdings, Inc. common stockholders	$993	$2,103

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	USMD Holdings, Inc. Common Stockholders’ Equity
	Common Stock		Additional	Accumulated Other					Noncontrolling
	Shares	Par	Paid-in	Comprehensive	Retained	Treasury Stock		Total USMD	Interests in	Total
	Outstanding	Value	Capital	Income (Loss)	Earnings	Shares	Cost	Holdings, Inc.	Subsidiaries	Equity
Balance at December 31, 2011	3,587	$36	$7,678	$(19)	$10,571	(154)	$(1,184)	$17,082	$4,366	$21,448
Net income	—	—	—	—	2,100	—	—	2,100	11,653	13,753
Other comprehensive income	—	—	—	3	—	—	—	3	—	3
Share-based payment expense	—	—	872	—	—	—	—	872	—	872
Consolidation of investee	—	—	—	—	—	—	—	—	209	209
Issuance of common stock in connection with the private placement offering	42	0	980	—	—	—	—	980	—	980
Issuance of common stock and share-based payment in connection with the business combination	6,405	64	143,914	—	—	154	1,184	145,162	(947)	144,215
Capital contributions from noncontrolling shareholders	—	—	—	—	—	—	—	—	597	597
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	(12,630)	(12,630)

Balance at December 31, 2012	10,034	100	153,444	(16)	12,671	—	—	166,199	3,248	169,447
Net income	—	—	—	—	979	—	—	979	9,751	10,730
Other comprehensive income	—	—	—	14	—	—	—	14	—	14
Share-based payment expense—stock options	—	—	933	—	—	—	—	933	—	933
Share-based payment expense—common stock	24	—	580	—	—	—	—	580	—	580
Common stock issued for share-based payment awards exercised	12	—	200	—	—	—	—	200	—	200
Common stock issued for acquisition of businesses	4	—	133	—	—	—	—	133	—	133
Common stock issued for payment of accrued liabilities	47	1	646	—	—	—	—	647	—	647
Beneficial conversion debt discount on Convertible Subordinated Notes	—	—	3,729	—	—	—	—	3,729	—	3,729
Tax effect of beneficial conversion debt discount on Convertible Subordinated Notes	—	—	(1,305)	—	—	—	—	(1,305)	—	(1,305)
Capital contributions from noncontrolling shareholders	—	—	—	—	—	—	—	—	530	530
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	(10,113)	(10,113)

Balance at December 31, 2013	10,121	$101	$158,360	$(2)	$13,650	—	$—	$172,109	$3,416	$175,525

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$10,730	$13,753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,871	996
Depreciation and amortization of property and equipment	5,835	2,680
Amortization of intangible assets and debt issuance costs	1,986	673
Accretion of debt discount	226	—
(Gain) loss on sale or disposal of assets, net	66	(103)
Equity in income of nonconsolidated affiliates, net	(9,769)	(3,807)
Distributions from nonconsolidated affiliates	8,395	1,737
Share-based payment expense	1,513	872
Recovery of investments in nonconsolidated affiliates	—	(134)
Deferred income tax provision (benefit)	(1,163)	1,229
Change in operating assets and liabilities, net of effects of business combinations and initial consolidation of investee:
Accounts receivable	(6,226)	(1,973)
Inventories	(787)	(90)
Prepaid expenses and other assets	(593)	(614)
Current liabilities	7,554	(9,189)
Other noncurrent liabilities	283	(38)

Net cash provided by operating activities	20,921	5,992

Cash flows from investing activities:
Cash acquired in business combinations	—	6,967
Capital expenditures	(2,848)	(1,311)
Investments in nonconsolidated affiliates	(200)	(77)
Proceeds from sale of life insurance policies	—	3,184
Proceeds from sale of property and equipment	64	106
Increase in cash due to initial consolidation of investee	—	50

Net cash provided by (used in) investing activities	(2,984)	8,919

Cash flows from financing activities:
Borrowings on revolving credit facility	3,000	—
Proceeds from issuance of long-term debt	530	21,124
Payments on long-term debt and capital lease obligations	(5,098)	(20,996)
Principal payments on related party long-term debt	(594)	(2,930)
Restricted cash	—	(5,000)
Issuance of USMD common stock	—	980
Payment of debt issuance costs	(133)	—
Proceeds from exercise of stock options	200	—
Capital contributions from noncontrolling interests	530	597
Distributions to noncontrolling interests	(10,113)	(12,630)

Net cash used in financing activities	(11,678)	(18,855)

Net increase (decrease) in cash and cash equivalents	6,259	(3,944)
Cash and cash equivalents at beginning of year	6,878	10,822

Cash and cash equivalents at end of year	$13,137	$6,878

Supplemental non-cash investing and financing information:
Other liabilities financed	$461	$1,335
Liabilities paid in common stock	$646	$—
Equipment acquired through debt financing	$491	$—
Record convertible debt beneficial conversion discount, net of tax	$2,424	$—
Investment in nonconsolidated affiliate financed with debt	$24,342	$—
Fair value of common stock issued in business combinations	$133	$158,115
Equipment acquired included in other liabilities	$—	$461
Fair value of assets acquired in the Contribution, excluding cash	$—	$201,126
Fair value of liabilities assumed in the Contribution	$—	$49,498
Fair value of stock options issued in the Contribution	$—	$480
Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$1,203	$367
Interest to related parties	$365	$561
Income tax	$1,559	$581
Cash received for—
Income tax refund	$909	$13

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1 – Description of Business and Basis of Presentation

Description of Business:

USMD Holdings, Inc. (“Holdings” or the “Company”) is a Delaware corporation formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation (“USMD”), Urology Associates of North Texas, L.L.P., a Texas limited liability partnership (“UANT”), and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”) (such transaction, the “Contribution”). Holdings described this transaction in its Registration Statement on Form S-4 (as amended, the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). Prior to the consummation of the Contribution, on December 1, 2011, Ventures and Holdings entered into a merger agreement with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”), and on December 15, 2011, Ventures and Holdings entered into a merger agreement with Impel Management Services, L.L.C., a Texas limited liability company (“Impel”), pursuant to which the businesses of MCNT and Impel were merged into subsidiaries of Ventures immediately prior to the Contribution, and these businesses were contributed by Ventures to Holdings as part of the Contribution. Holdings described these transactions in a post-effective amendment to its Registration Statement filed with the SEC on February 10, 2012, which was declared effective on April 30, 2012. Effective August 31, 2012, Holdings and the other parties consummated the Contribution (see Note 3).

The Company is an innovative early-stage physician-led integrated health system. Through its subsidiaries and affiliates, the Company provides health care services to patients in physician clinics, hospitals and other health care facilities, and the Company also provides management and operational services to hospitals and other healthcare service providers. An integrated health system is considered early-stage when it has not yet established all the components necessary to be considered a fully integrated health system.

A wholly owned subsidiary of the Company is the sole member of a Texas certified non-profit healthcare organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, the Company provides management and operational services to two short-stay hospitals in the Dallas-Fort Worth, Texas metropolitan area and provides management and/or operational services to six cancer treatment centers in five states and 21 lithotripsy service providers primarily located in the South-Central United States. Of these managed entities, the Company has ownership interests in the two hospitals, two cancer treatment centers and 20 lithotripsy service providers. The Company also wholly owns and operates two clinical laboratories, one anatomical pathology laboratory, one cancer treatment center and one lithotripsy service provider in the Dallas-Fort Worth, Texas metropolitan area.

Basis of Presentation:

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, entities controlled by the Company through its direct or indirect ownership of a majority interest and any other entities in which the Company has a controlling financial interest. The Company consolidates VIEs where the Company is the primary beneficiary. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company consolidates entities in which it or its wholly owned subsidiary is the general partner or managing member and the limited partners or managing members, respectively, do not have sufficient rights to overcome the presumption of the Company’s control. The Company eliminates all significant intercompany accounts and transactions in consolidation.

The Company uses the equity method to account for investments in entities it or its wholly owned subsidiaries do not control, but over which it or its wholly owned subsidiaries have the ability to exercise significant influence. The Company does not consolidate equity method investments, but rather measures them at their initial cost and subsequently adjusts their carrying values through income for the Company’s respective share of earnings or losses during the period.

As a result of the Contribution, the Company’s statements of operations, comprehensive income and cash flows for the year ended December 31, 2012 include eight months of results of operations, comprehensive income and cash flows of pre-Contribution USMD and four months of results of operations, comprehensive income and cash flows of the consolidated post-Contribution Company. The Company’s statements of operations, comprehensive income and cash flows for the year ended December 31, 2013 include a full year of results of operations, comprehensive income and cash flows of the consolidated post-Contribution Company.

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

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as wel as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

Capitated Revenue: The Company’s consolidated VIE, WNI-DFW, earns capitated revenue (fixed payment per member per month) by contracting with an entity that operates a health services company that contracts directly with a health plan. Capitated revenue is prepaid monthly to WNI-DFW based on the number of Medicare Advantage members of that network electing WNI-DFW primary care physicians as their healthcare provider, regardless of actual medical services utilized. Capitation revenue is reported as revenue in the month in which members are entitled to receive health care. Capitation revenue pertaining to Medicare enrollees is subject to possible retroactive premium risk adjustments based on their individual acuity. Due to lack of sufficient data to project the amount of such retroactive adjustments, the Company records any corresponding retroactive revenues in the year of receipt.

Management Services Revenue: The Company earns management services revenue through the provision of management services to its managed entities. Management fee revenues are generally recognized based on a defined percentage of cash collections or adjusted net revenues of the Company’s managed entities. These terms and percentages are contractually defined and the Company recognizes revenue when the contractual terms are met. The Company may also provide certain managed entities with operational and finance support services. Revenue for these services is included in management and other services revenue and is recognized as the services are provided and contractual terms are met.

Lithotripsy Services Revenue: The Company provides lithotripsy services to hospitals and other medical facilities. Lithotripsy services revenue is comprised of the revenue of consolidated lithotripsy entities that the Company controls. Lithotripsy services revenue is recognized as services are provided and reported based on actual contract price or estimated net realizable amounts.

Physician Recruitment Agreements: In order to meet the hospitals’ needs, hospitals enter into physician recruitment agreements with physicians and/or group practices that employ them under which hospitals agree to contribute to the salary expense of physicians who are recruited to their service area. Several hospitals have entered into such agreements with USMD Physician Services and/or physicians that are employed by that entity or its wholly owned subsidiaries. Under such agreements, the hospital will typically provide the physician with a guaranteed income during an initial guarantee period, generally one year. Amounts paid by a hospital under such agreements are subject to repayment, and repayment is secured by a note payable to the hospital with repayment terms generally beginning in the month following the end of the guarantee period. Principal and interest payments are due monthly over a defined commitment period, generally three years, and the obligation to make monthly installment payments is forgiven on the due date provided no events of default have occurred. Events of default are typically defined as, but not limited to, failure of the physician to maintain a practice in the service area of the hospital as established in the agreement or entering into competing agreements. Upon an event of default, amounts not previously forgiven are due to the hospital in accordance with the terms of the note and, typically, the payment of future installment note payments can be accelerated.

USMD Physician Services records physician recruitment agreement payments received from hospitals for the benefit of employed physicians as deferred revenue and recognizes associated patient service revenue on a straight-line basis over the term of the commitment period. Upon an event of default, amounts due are reclassified to notes payable; however, historically, such amounts have not been material to the Company’s consolidated financial statements. For the years ended December 31, 2013 and 2012, the Company recognized $1.0 million and $0.3 million, respectively, of patient service revenue associated with physician recruitment agreements. At December 31, 2013 and 2012, the Company has on the consolidated balance sheet $0.8 million and $1.0 million, respectively, of deferred revenue associated with physician recruitment agreements included in other current liabilities and $0.4 million and $0.6 million, respectively, of deferred revenue associated with physician recruitment agreements included in other long-term liabilities. The Company had no physician recruitment payments, revenue or balances prior to August 31, 2012.

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

Accounts receivable are stated at net realizable value. The Company grants credit without requiring collateral from its non-patient customers, primarily area healthcare facilities. The Company grants credit without requiring collateral from its patients, most of whom are area residents and are insured under third-party payer agreements. The credit risk for non-governmental accounts receivable is limited due to the number of insurance companies and other payers that provide payment and reimbursement for patient services. Collection risks principally relate to self-pay patient accounts, including patient accounts for which the primary insurance payer has paid but patient responsibility amounts (generally deductibles, coinsurance and copayments) remain outstanding. At December 31, 2013 and 2012, the mix of gross patient and customer accounts receivable is as follows:

	December 31,
	2013	2012
Government-related programs	29%	37%
Managed care and commercial payers	58%	53%
Self-pay	3%	2%
Customer	10%	8%

	100%	100%

For the years ended December 31, 2013 and 2012, USMD Hospital at Arlington, L.P. accounted for 5% and 11%, respectively, of net operating revenue.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

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

	Balance at Beginning of Year	Provision for Doubtful Accounts Related to Patient Service Revenue	Provision for Doubtful Accounts	Write- offs	Initial Consolidation of Investee (Note 6)	Balance at End of Year
For the years ended December 31,
2013	$1,127	2,801	70	(2,240)	—	$1,758
2012	$428	889	107	(368)	71	$1,127

If actual results are not consistent with the Company’s assumptions and judgments, it may be exposed to gains or losses that could be material. Changes in general economic conditions or payer mix, or trends in federal governmental and private employer healthcare coverage could affect the estimate of the allowance for doubtful accounts, collection of accounts receivable, or financial position, results of operations, and cash flows of the Company.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents consist primarily of bank deposit accounts.

Inventories

Inventories consist primarily of pharmacy supplies and are stated at lower of cost or market on a first-in, first-out basis.

Property and Equipment, Net

Property and equipment are recorded at cost less accumulated depreciation. Expenditures that increase capacities or extend useful lives are capitalized while routine maintenance and repairs are charged to operating expense as incurred. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements and capitalized lease assets are amortized over the respective lease term used in determining the lease classification or the estimated useful life of the asset, whichever is shorter. When property is sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the consolidated statement of operations. Estimated useful lives of assets follow American Hospital Association guidelines where applicable and are as follows at December 31, 2013:

Leasehold improvements	1-15 years
Furniture and equipment	2-15 years
Software	1-5 years

Assets acquired in the Contribution are being depreciated over their estimated remaining useful lives, from one to six years.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

Long-lived assets include property and equipment and equity investments in nonconsolidated affiliates. The Company evaluates its long-lived assets and identifiable acquired intangible assets with finite useful lives for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. When evaluating long-lived assets for impairment, the Company compares the carrying value of the asset to the asset’s estimated fair value. An impairment loss is recognized when the carrying amount of the asset or group of assets exceeds the respective fair value. Fair value of assets is estimated based on appraisals, established market values of comparable assets or internal estimates of undiscounted future cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. No impairment charges were recorded during the years ended December 31, 2013 or 2012. The Company amortizes the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. At December 31, 2013, none of the Company’s finite-lived intangible assets had an estimated residual value.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Goodwill and indefinite-lived intangible assets are not subject to amortization but are tested for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. Such circumstances may include (1) a significant adverse change in legal factors or the business climate, (2) an adverse action or assessment by a regulator, or (3) other adverse changes in the assessment of future operations of a reporting unit.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

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

Share-Based Payments

Share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their estimated grant-date fair value. Share-based payments are generally amortized on a straight-line basis over the requisite service period; however, where the portion of the grant-date value of the award that is vested exceeds straight-line amortization, the vested portion is recognized.

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

Management considers many factors when evaluating the Company’s uncertain tax positions and such judgments are subject to periodic review. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (1) the more likely than not recognition threshold is satisfied; (2) the position is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied. The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

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

The Company regularly monitors and evaluates the fair value of its equity method investments. If events and circumstances indicate that a decline in the fair value of these assets has occurred and is other than temporary, the Company will adjust investments in nonconsolidated affiliates in the consolidated balance sheet. The Company’s equity investments do not have a readily determinable fair value as none of them are publicly traded. The fair values of the Company’s private equity investments are primarily determined by discounting the estimated future cash flows of each entity. These cash flow estimates include assumptions on growth rates, discount rates and terminal values (Level 3 fair value measurement).

Noncontrolling Interests in Subsidiaries

The Company’s consolidated financial statements include all assets, liabilities, revenues, expenses and cash flows of less-than-100%-owned affiliates that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of such entities. The Company records adjustments to controlling interests for the allocable portion of income or loss to which the noncontrolling interests’ holders are entitled based upon the portion of the subsidiaries they own. Contributions from and distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interests holders’ balance. The Company consolidates the assets, liabilities, revenues, and expenses of 18 less-than-100%-owned lithotripsy entities that it controls and one variable interest entity in which it has a controlling financial interest (see Note 4).

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

Segment Reporting

GAAP defines operating segments as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The CODM assesses performance and allocates resources at the integrated health system level. Accordingly, the Company has one operating segment for segment reporting purposes.

Advertising Expense

The Company expenses all advertising costs when incurred. The Company incurred $0.3 million in advertising expense for both years ended December 31, 2013 and 2012, which is included in other operating expenses in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include patient service revenue, the allowance for doubtful accounts, incurred but not reported medical claims, certain assumptions used in valuations and impairment analyses, depreciable lives of assets, fair value of stock options, the tax provision and contingency and litigation reserves. While management believes current estimates are reasonable and appropriate, the Company cannot predict future events and their effects with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as better data becomes available, as additional information is obtained, and as facts and circumstances change. The Company evaluates and updates assumptions and estimates on an ongoing basis and may employ outside experts to assist in evaluations, as considered necessary. Actual results could differ materially from estimates.

Out of Period Adjustment:

In calculating the Company’s December 31, 2012 provision for income taxes, certain deferred rent activity that should have been attributed to the opening balance sheet of one of the companies acquired in the Contribution was incorrectly recorded as current period activity. This error resulted in an understatement of the provision for income taxes and an overstatement of goodwill at December 31, 2012 in the amount of $196,000. During the first quarter of 2013, the Company corrected this error by recording additional income tax provision of $196,000 and decreasing goodwill by the same amount. The impact of this out of period adjustment was not material to the consolidated results, financial position or cash flows for the years ended December 31, 2013 or 2012.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

Note 3 – Business Combination

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

In connection with the Contribution, Holdings issued as consideration to the former owners of Ventures, UANT, MCNT and Impel, approximately 6.4 million shares of its common stock with an estimated fair value of $158.1 million and options to purchase an additional 68,982 shares of its common stock with an estimated fair value of $0.5 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Ventures, UANT, MCNT and Impel at the acquisition date (in thousands):

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

The Company determined the allocation of assets acquired and liabilities assumed based on management’s estimates of the fair value of assets acquired and liabilities assumed utilizing valuations prepared as of August 31, 2012 and substantially finalized December 18, 2012. The Company determined an estimated net enterprise value of Ventures, UANT, MCNT and Impel using an income approach – discounted cash flow methodology. The analysis included each business unit’s assumptions regarding (1) the development of new businesses and organic growth rates specific to it, (2) managed care reimbursement rates where applicable, (3) discount rates of 16.1% for UANT and Ventures, 15.8% for MCNT and 12.4% for Impel, each developed using a weighted average cost of capital analysis, and (4) capital expenditure requirements associated with any new initiatives developed by such business unit. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are therefore considered Level 3 fair value measurements.

As discussed in Note 2, in connection with the Contribution, during the year ended December 31, 2013, the Company reduced goodwill and liabilities assumed by $196,000. In addition, in June 2013, in connection with the valuation of fixed assets acquired, the Company reduced property and equipment acquired and increased goodwill by $171,000. As of August 31, 2013, the Company’s measurement period adjustments are complete.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

- Intangible Assets Acquired

Identifiable intangible assets acquired in the Contribution, excluding goodwill, consist of the following (in thousands):

	Fair Value	Weighted- Average Amortization Period
Noncompete agreements	$12,488	10.0 years
Trade names	10,706	Indefinite
Trade name—Impel	462	5.0 years
Customer relationships	767	3.0 years
Management agreement	4,679	30.0 years

	$29,102

At the date of acquisition, the weighted-average amortization period of total identifiable intangible assets acquired in the Contribution, excluding goodwill and identifiable indefinite lived intangible assets, was 14.7 years. At December 31, 2012, the weighted average period before renewal or extension of acquired management agreements was 29.7 years.

Most of the former owners of UANT and MCNT, all of whom are licensed physicians, entered into ten-year employment agreements with USMD Physician Services or its wholly owned subsidiary and these agreements include covenants not to compete. The fair value of the noncompete agreements was estimated using a discounted cash flow model based on estimated reductions in revenue if the former owners of UANT and MCNT were to compete with the Company and discount rates of 16.1% and 15.8%, respectively. The estimated fair values of the trade names of UANT, MCNT and Impel were calculated using an income approach – relief from royalty method, whereby the economic value of the asset is the ability to provide the Company relief from royalty costs. A pre-tax royalty rate of 1% and a discount rate of 17% were used. A subsidiary of Impel provides healthcare consulting services and establishes customer relationships through contract. The estimated fair value of the customer relationships was determined using an income approach – multi-period excess earnings method with a discount rate of 14.5%. Until the acquisition date, Impel had in place a management services agreement with MCNT; in connection with the Contribution, this agreement was terminated and a new management services agreement was entered into between USMD Physician Services and a wholly owned subsidiary of the Company. The estimated fair value of the acquired management agreement intangible asset was determined using an income approach – multi-period excess earnings method with a discount rate of 13.5%, net of contributory charges.

Amortizable intangible assets are being amortized on a straight-line basis because this methodology most accurately reflects the estimated usage pattern of the assets.

- Supplemental Pro Forma Disclosures

The results of operations and cash flows of the acquired businesses are included in Holdings’ consolidated financial statements beginning September 1, 2012. For the years ended December 31, 2013 and 2012, the acquired businesses contributed net operating revenues of $182.7 million and $60.6 million, respectively. It is impracticable for the Company to determine the amount of earnings of the acquired businesses included in the Company’s consolidated statements of operations for the years ended December 31, 2013 or 2012 due to the significant transfers of personnel, fixed assets and departments into and between newly created or historical departments and business units that have occurred subsequent to the Contribution.

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

	Years Ended December 31,
	2013	2012
	(unaudited, pro forma)
Net operating revenue	$234,727	$223,881
Net income	$10,798	$14,160
Net income attributable to USMD Holdings, Inc.	$1,047	$4,048
Earnings per share attributable to USMD Holdings, Inc.
Basic	$0.10	$0.40
Diluted	$0.10	$0.40

For the year ended December 31, 2012, pro forma adjustments include reductions to other operating expenses totaling $1.0 million for nonrecurring transaction costs directly attributable to the Contribution, primarily legal, accounting and other professional fees as well as document printing expenses associated with filings of Holdings’ Registration Statement on Form S-4 and related amendments.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

Acquisitions of Physician Practices

In July and November 2013, the Company acquired two physician practices in exchange for an aggregate 4,502 shares of the Company’s common stock with a fair value of $133,000.

Note 4 – Variable Interest Entity

In April 2013, the Company became an equal co-member of a Texas non-profit corporation (WNI-DFW) that has been approved by the Texas Medical Board as a certified non-profit healthcare organization. WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which an entity receives from the third party payer a fixed payment per member per month for a defined patient population, and the entity is then responsible for arranging and/or providing all of the healthcare services required by that patient population. The entity accomplishes this by managing patient care and by contracting with downstream healthcare providers to provide needed healthcare services for the patient population. In such a model, the contracting entity is then responsible for incurring or paying for the cost of healthcare services required by that patient population. The entity generates a net surplus if the cost of all healthcare services provided to the patient population is less than the payments received from the third party payer, and it generates a net deficit if the cost of such services is higher than the payments received. In early May 2013, the Company and its equal co-member both made a $100,000 capital contribution to WNI-DFW. On June 1, 2013, WNI-DFW commenced operations.

The Company evaluated whether it has a variable interest in WNI-DFW, whether WNI-DFW is a VIE and whether the Company has a controlling financial interest in WNI-DFW. The Company concluded that it has variable interests in WNI-DFW on the basis of its capital contribution to WNI-DFW and because WNI-DFW has entered into a Primary Care Physician Agreement (“PCP Agreement”) with USMD Physician Services. WNI-DFW’s equity at risk, as defined by GAAP, is considered to be insufficient to finance its activities without additional support, and, therefore, WNI-DFW is considered a VIE.

In order to determine whether the Company has a controlling financial interest in the VIE and, thus, is the VIE’s primary beneficiary, the Company considered whether it has i) the power to direct the activities of WNI-DFW that most significantly impact its economic performance and ii) the obligation to absorb losses of WNI-DFW that could potentially be significant to it or the right to receive benefits from WNI-DFW that could potentially be significant to it. The Company concluded that the members, the board of directors and the executive management team of WNI-DFW are structured in a way that neither member nor its designee has the individual power to direct the activities of WNI-DFW that most significantly impact its economic performance. Management considered whether the various service and support agreements between WNI-DFW and its members (or their affiliates) provide either variable interest party with this power and concluded that the PCP Agreement between USMD Physician Services and WNI-DFW does provide the power to direct such activities to USMD Physician Services. Under the PCP Agreement, USMD Physician Services is responsible for providing many services related to the growth of the patient population WNI-DFW will manage, the management of that population’s healthcare needs, and the provision of required healthcare services to those patients. The Company has concluded that the success or failure of USMD Physician Services in conducting these activities will most significantly impact the economic performance of WNI-DFW. In addition, the Company’s variable interests in WNI-DFW obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to WNI-DFW. As a result of this analysis, the Company concluded that it is the primary beneficiary of WNI-DFW and therefore consolidates the balance sheets, results of operations and cash flows of WNI-DFW. We perform a qualitative assessment of WNI-DFW on an ongoing basis to determine if we continue to be the primary beneficiary.

The following table summarizes the carrying amount of the assets and liabilities of WNI-DFW included in the Company’s consolidated balance sheet at December 31, 2013 (after elimination of intercompany transactions and balances) (in thousands):

December 31, 2013
Current assets:
Cash and cash equivalents	$1,257
Accounts receivable	175

Total current assets	1,432
Deferred tax asset	671

Total assets	$2,103

Current liabilities:
Other accrued liabilities	$2,108

Total current liabilities	$2,108

The assets of WNI-DFW can only be used to settle obligations of WNI-DFW. The creditors of WNI-DFW have no recourse to the general credit of the Company. The Company is contractually obligated to make additional contributions of capital to WNI-DFW under certain circumstances, particularly in the event of deficits incurred by WNI-DFW. In January 2014, as a result of a deficit at WNI-DFW, the Company made an additional contribution of capital of $0.7 million.

The results of operations and cash flows of WNI-DFW are included in the Company’s consolidated financial statements beginning June 1, 2013. For the year ended December 31, 2013, WNI-DFW contributed net operating revenues of $7.4 million and income before provision for income taxes of $0.5 million (after elimination of intercompany transactions).

Estimated Medical Claims Liability

In connection with the operations of WNI-DFW, the Company makes estimates related to incurred but not reported medical claims (“IBNR”) of WNI-DFW.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

The patient population to which WNI-DFW provides health services has limited medical claims activity from which claims-based actuarial judgments can be made. In addition, the full population is relatively small for precise actuarial determinations. Therefore, in addition to calculating IBNR using an actuarial estimate based on historical medical claims activity, management includes an adjustment factor based on broader patient populations deemed to be similar in risk profile to the WNI-DFW managed patient population. If actual results are not consistent with the Company’s estimate, the Company may be exposed to variances in medical supplies and services expense that may be material.

Note 5 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USMD Hospital at Arlington, L.P.	$50,055	46.40%	$24,997	28.44%
USMD Hospital at Fort Worth, L.P.	11,246	30.88%	10,779	30.88%
Other	521	4%-34%	116	4%-34%

	$61,822		$35,892

2013 Activity

Effective September 1, 2013, the Company issued convertible subordinated notes payable (see Note 10) to certain limited partners of USMD Hospital at Arlington, L.P. (“USMD Arlington”) to acquire additional ownership interests in USMD Arlington. As a result of this transaction, the Company’s investment in USMD Arlington increased by $24.3 million and its ownership percentage in USMD Arlington increased to 46.4%.

In February 2013, the Company invested $200,000 in a new cancer treatment center in Anchorage, Alaska. The Company has an existing agreement to provide management services to this center. Because the Company has the ability to exercise significant influence over the management and operations of the center, the Company accounts for the investment under the equity method of accounting.

2012 Activity

In connection with the Contribution, the Company acquired additional ownership interests in USMD Arlington and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”).

In 2011, the Company invested $0.3 million in a radiation oncology center in Monterrey, Mexico. Because the Company has the ability to exercise significant influence over the management and operations of the investee, the Company accounts for the investment under the equity method of accounting. Due to losses at the investee, the Company’s carrying value of the investment was reduced to zero in 2012 and, as a result, the Company’s financial results are not negatively affected by the investee’s ongoing operations. The Company has no obligation to fund future capital requirements of the investee.

Other

At December 31, 2013, the carrying value of the investments in USMD Arlington and USMD Fort Worth is greater than the Company’s equity in the underlying net assets of the hospitals by $41.1 million due primarily to recording ownership interests at fair value in connection with the Contribution in 2012, the acquisition of Class P partnership interests in September 2013 and deconsolidation of the hospitals in 2010, net of impairment.

Summarized combined financial information for the Company’s nonconsolidated affiliates accounted for under the equity method is as follows (in thousands):

	December 31,
	2013	2012
Current assets	$43,558	$38,146
Noncurrent assets	$83,895	$85,090
Current liabilities	$19,148	$27,175
Noncurrent liabilities	$55,455	$49,675
	Years Ended December 31,
	2013	2012
Revenue	$141,363	$129,030
Income from operations	$35,925	$28,701
Income from continuing operations	$33,502	$25,362
Net income	$33,502	$25,362

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

At December 31, 2013, USMD Arlington and USMD Forth Worth were significant equity investees, as that term is defined by SEC Regulation S-X Rule 3-09. Financial information for USMD Arlington and USMD Forth Worth is included in the summarized information above and is as follows individually (in thousands):

	USMD Arlington		USMD Fort Worth
	December 31,
	2013	2012	2013	2012
Current assets	$26,055	$24,986	$13,445	$11,859
Noncurrent assets	$54,205	$55,767	$17,439	$18,365
Current liabilities	$9,987	$8,975	$5,593	$15,888
Noncurrent liabilities	$36,361	$40,144	$10,758	$1,567

	Years Ended December 31,
	2013	2012	2013	2012
Revenue	$90,619	$84,936	$39,172	$37,092
Income from operations	$21,317	$17,836	$9,336	$7,843
Income from continuing operations	$20,429	$15,264	$8,386	$7,097
Net income	$20,429	$15,264	$8,386	$7,097

Note 6 – Patient Service Revenue

The Company’s patient service revenue by payer is summarized in the table that follows (dollars in thousands). The Company had no patient service revenue prior to September 1, 2012.

	Years Ended December 31,
	2013		2012
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$52,003	29.2%	$16,820	28.3%
Medicaid	1,460	0.8	388	0.7
Managed care and commercial payers	123,336	69.2	41,689	70.2
Self-pay	4,288	2.4	1,412	2.4

Patient service revenue before provision for doubtful accounts	181,087	101.6	60,309	101.5
Patient service revenue provision for doubtful accounts	(2,801)	(1.6)	(889)	(1.5)

Net patient service revenue	$178,286	100.0%	$59,420	100.0%

Note 7 – Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Leasehold improvements	$12,565	$11,723
Furniture and equipment	21,691	20,587
Software	3,043	2,857

Gross property and equipment	37,299	35,167
Less: accumulated depreciation and amortization	(13,808)	(8,964)

Property and equipment, net	$23,491	$26,203

Property and equipment depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $5.8 million and $2.7 million, respectively.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

Assets recorded under capital lease arrangements included in property and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Furniture and equipment	$1,990	$1,499

Gross assets recorded under capital leases	1,990	1,499
Less: accumulated amortization	(854)	(595)

Net assets recorded under capital leases	$1,136	$904

Amortization expense pertaining to property and equipment under capital lease arrangements is included with depreciation and amortization expense in the consolidated statements of operations.

Note 8 – Goodwill and Other Intangible Assets

The following table sets forth the goodwill activity for each of the Company’s reporting units during the years ended December 31, 2013 and 2012 (in thousands):

	Physician and Ancillary Services	Cancer Treatment Services	Lithotripsy Services	Total
Balance at January 1, 2012:
Goodwill	$4,907	$—	$6,837	$11,744
Accumulated impairment	—	—	(3,409)	(3,409)

	4,907	—	3,428	8,335
Increase due to business combination	55,707	54,219	—	109,926
Balance at December 31, 2012:
Goodwill	60,614	54,219	6,837	121,670
Accumulated impairment	—	—	(3,409)	(3,409)

	60,614	54,219	3,428	118,261
Adjustments related to business combination	(196)	111	—	(85)
Balance at December 31, 2013:
Goodwill	60,418	54,330	6,837	121,585
Accumulated impairment	—	—	(3,409)	(3,409)

	$60,418	$54,330	$3,428	$118,176

In June 2013, the Company reduced fixed assets acquired in the Contribution by $171,000. This resulted in an increase to goodwill of $111,000, net of tax.

In addition to $86.4 million of goodwill recorded as a direct result of the allocation of assets acquired and liabilities assumed in the Contribution in 2012, the Company recorded $23.5 million of goodwill associated with deferred tax liabilities recorded in connection with investments and amortizable intangible assets acquired in the Contribution.

For the years ended December 31, 2013 and 2012, as a result of the Company’s annual goodwill impairment testing, the Company determined all remaining goodwill to be recoverable. In estimating the fair value of the Company’s reporting units in connection with the impairment testing, management makes estimates and judgments about future cash flows and market valuations using a combination of income and market approaches, respectively, defined as Level 3 inputs under the fair value measurement hierarchy. In performing its impairment analyses, the Company relied primarily on an income approach, specifically a discounted cash flow analysis, which includes assumptions for, among other factors, discount rates, cash flow projections, growth rates and terminal value rates, all of which require significant judgment. The Company updates specific assumptions at the date of each impairment test to incorporate current industry and Company-specific risk factors from the perspective of a market participant.

The components of amortizable intangible assets consist of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$5,246	$(544)	$4,702	$5,246	$(351)	$4,895
Trade name	462	(123)	339	462	(31)	431
Customer relationships	767	(341)	426	767	(85)	682
Noncompete agreements	12,527	(1,667)	10,860	12,488	(416)	12,072

	$19,002	$(2,675)	$16,327	$18,963	$(883)	$18,080

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

Aggregate amortization expense for the years ended December 31, 2013 and 2012, totaled $1.8 million and $0.6 million, respectively. The weighted average period before the next renewal period for management agreements is 27.6 years. The carrying value of indefinite-lived trade names, which are not subject to amortization, is $10.7 million at December 31, 2013 and 2012. For the years ended December 31, 2013 and 2012, as a result of the Company’s annual indefinite-lived asset impairment testing, the Company determined trade name amounts to be recoverable.

Total estimated amortization expense for the Company’s intangible assets during the next five years is as follows (in thousands):

2014	$1,800
2015	1,800
2016	1,500
2017	1,500
2018	1,500

Total	$8,100

Note 9 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued expenses	$3,002	$3,108
Accrued bonus	1,860	1,469
Accrued payables	3,582	822
IBNR payable	1,918	—
Income taxes payable	395	468

	$10,757	$5,867

Note 10 – Long-Term Debt, Capital Lease Obligations and Other Long-Term Liabilities

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,
	2013	2012
Holdings:
Credit Agreement:
Term debt	$15,687	$19,938
Revolving credit facility	3,000	—
Convertible subordinated notes, net of unamortized discount of $3,503	20,839	—
Subordinated related party notes payable	3,734	4,328
Other note payable	120	185

	43,380	24,451
Consolidated lithotripsy entities:
Notes payable	1,766	1,270
Capital lease obligations	1,052	848

	2,818	2,118

Total long-term debt and capital lease obligations	46,198	26,569
Less: current portion	(8,492)	(5,520)

Long-term debt and capital lease obligations, less current portion	$37,706	$21,049

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

The Term Loans consist of the Tranche A Term Loan with an aggregate principal amount of $12.5 million, the Tranche B Term Loan with an aggregate principal amount of $3.5 million, and the Tranche C Term Loan with an aggregate principal amount of $5.0 million. Interest on the Term Loans is due monthly. The Tranche A Term Loan accrues interest at the 30-Day London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00% (3.19 % at December 31, 2013) and matures on August 31, 2017. Principal payments of $625,000 are due quarterly. The Tranche B Term Loan accrues interest at the 30-Day LIBOR plus a margin of 3.50% (3.69% at December 31, 2013) and matures on August 31, 2014. Principal payments of $437,500 are due quarterly. The Tranche C Term Loan accrues interest at the 30-Day LIBOR plus a margin of 1.25% (1.44% at December 31, 2013) and matures on August 31, 2017. The outstanding principal balance and any unpaid interest will be due upon the Tranche C Term Loan maturity date. Borrowings under the Revolver accrue interest at the 30-Day LIBOR plus a margin of 3.00% (3.19% at December 31, 2013) with interest payments due monthly.

The obligations under the Credit Agreement are secured by substantially all the tangible and intangible assets of the Borrower to the extent permitted by applicable law and subject to certain exceptions. Pursuant to the Credit Agreement, the Company is required to maintain a compensating balance of $5.0 million as collateral related to its borrowings under the Credit Agreement. The Credit Agreement provides that the balance be held in an account at the Company’s Administrative Agent bank.

The Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of the Borrower to dispose of assets, incur additional indebtedness, make dividends and other restricted payments, create liens securing other indebtedness and enter into restrictive agreements. At December 31, 2013, the Company was subject to a financial covenant that requires it to maintain a fixed charge coverage ratio greater than or equal to 1.50:1.00 for the period of four consecutive fiscal quarters from and including December 31, 2012 through December 31, 2013 and of 1.25:1.00 for any period of four consecutive fiscal quarters beginning March 31, 2014 through August 31, 2017. In addition, the Company was subject to a financial covenant that requires it to maintain a senior leverage ratio less than or equal to 1.50:1.00 for any period of four consecutive fiscal quarters from and including December 31, 2013 through September 30, 2014 and of 1.25:1.00 for any period of four consecutive fiscal quarters beginning December 31, 2014 through August 31, 2017.

On February 25, 2014, the Company entered into Amendment No. 3 to the Credit Agreement (the “Amendment No. 3”). Among other things, Amendment No. 3 extended the maturity date of the Revolver from February 28, 2014 to June 30, 2015. In addition, Amendment No. 3 reduced the minimum fixed charge coverage ratio and established the senior leverage ratio requirement.

In early 2014, the Company determined that it had not been in compliance with its fixed charge coverage ratio or senior leverage ratio covenants. Effective April 14, 2014, the Company obtained from the Credit Agreement lenders a permanent waiver of the existing covenant violations. In addition, the lenders amended the Credit Agreement resulting in modifications to the fixed charge coverage ratio, the senior leverage ratio covenant requirements, the Revolver commitment amount and the Tranche C Term Loan maturity date (collectively, “Amendment No. 4”).

Amendment No. 4 reduced the fixed charge coverage ratio to greater than or equal to 1.00:1.00 for the period of four consecutive fiscal quarters ending December 31, 2013 and 0.35:1.00 for the period of four consecutive fiscal quarters ending March 31, 2014. Subsequent to those dates, the Company is subject to the fixed charge coverage ratio covenant as described above and in Amendment No. 3. Amendment No. 4 waived the senior leverage ratio requirement at December 31, 2013, increased the senior leverage ratio to less than or equal to 3.10:1.00 for the period of four consecutive fiscal quarters ending March 31, 2014, decreased the senior leverage ratio to less than or equal to 1.25:1.00 for the period of four consecutive fiscal quarters ending June 30, 2014 and decreased the ratio to less than or equal to 1.00:1.00 for any period of four consecutive fiscal quarters from and including September 30, 2014 through August 31, 2017. Amendment No. 4 reduced the Revolver commitment amount to $3.0 million from $10.0 million and amended the Tranche C Term Loan maturity date to April 2014.

In connection with the borrowings under the Credit Agreement, the Company incurred debt issuance costs of $500,000, of which $190,000 was amortized during the year ended December 31, 2013; the remaining balance of $259,000 will be amortized through August 2017 using the effective interest method. In connection with the Amendment, the Company incurred debt issuance costs of $61,000, which will be amortized through June 30, 2015 using the effective interest method. In connection with Amendment No. 4, the Company incurred debt issuance costs of $50,000, which will be amortized through August 2017 using the effective interest method.

Convertible Subordinated Notes

Effective September 1, 2013, the Company issued convertible subordinated notes in the aggregate principal amount of $24.3 million (the “Convertible Subordinated Notes”) to certain limited partners of USMD Arlington to acquire their limited partnership interests in USMD Arlington. The Convertible Subordinated Notes bear interest at a fixed rate of 5.00% per annum and mature on March 1, 2019. Interest payments are due and payable on the last day of each month and the principal is due upon maturity. The Company may prepay the Convertible Subordinated Notes, in whole or in part, at any time after September 1, 2014 without penalty.

Each noteholder will have the right at any time after September 1, 2014 to convert all or any part of the unpaid principal balance of their respective Convertible Subordinated Note into shares of common stock of Holdings at the rate of one share of common stock for each $23.37 of principal. The conversion price will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The conversion option has no cash settlement provisions. The Company evaluated the embedded conversion option and concluded that it does not meet the criteria for bifurcation and separate accounting as a derivative as it is indexed to the Company’s own stock and, if freestanding, would be classified in stockholders’ equity. Specifically, the variables affecting any adjustment to the conversion price would be inputs to the fair value of a fixed-for-fixed option on equity shares, or are otherwise designed to maintain the economic position of both parties before and after the event that precipitates an adjustment of the conversion price (i.e. merger).

At the date of execution of the Convertible Subordinated Notes, the commitment date, the conversion price was less than the fair value of shares of Holdings’ common stock. The Company recognized the intrinsic value of the conversion option’s in-the-money portion as a $3.7 million beneficial conversion discount to the debt with an offsetting entry to additional paid-in capital. The beneficial conversion discount will be accreted to the Convertible Subordinated Notes using the effective interest method over 66 months until they mature on March 1, 2019. Recognition of the beneficial conversion discount results in a temporary book-tax basis difference in the debt instrument. Accordingly, the Company recorded a $1.3 million deferred tax liability with an offsetting entry to additional paid-in capital.

The aggregate Convertible Subordinated Notes are convertible into 1,041,581 common shares of Holdings at a conversion price of $23.37 per share. The Convertible Subordinated Notes have an effective interest rate of 8.50%. For the year ended December 31, 2013, the Company recognized interest expense related to the Convertible Subordinated Notes of $0.6 million, comprised of $0.4 million related to the contractual interest rate and $0.2 million related to discount accretion.

In connection with the borrowings under the Convertible Subordinated Notes, the Company incurred debt issuance costs of $70,000, of which $4,000 was amortized during the year ended December 31, 2013; the remaining balance will be amortized through March 2019 using the effective interest method.

The indebtedness represented by the Convertible Subordinated Notes is expressly subordinate to all senior indebtedness of Holdings currently outstanding or incurred in the future, which includes without limitation its indebtedness to banks.

Subordinated Related Party Notes Payable

Effective January 1, 2007, the Company acquired the remaining 59.4% of partnership interests in U.S. Lithotripsy L.P. it did not own in exchange for cash of $1.2 million and notes payable totaling $9.7 million. Two of the notes were paid in full on August 31, 2012. At December 31, 2013, the subordinated notes payable are due to two individuals who are current members of the Company’s Board of Directors. Borrowings under the notes are secured by substantially all present and future assets of U.S. Lithotripsy L.P. and the partnership interests redeemed as part of the transaction. The indebtedness represented by the Subordinated Related Party Notes Payable is expressly subordinate to all senior indebtedness of Holdings currently outstanding or incurred in the future, which includes without limitation its indebtedness to banks.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

Monthly principal and interest payments of $80,000 are due on the notes through maturity on October 31, 2018. Interest accrues at a fixed rate of 9.00%, subject to a premium of 1.00% under certain payment options available to the Company.

Consolidated Lithotripsy Entities

Notes Payable

During the third quarter of 2013, one of the Company’s consolidated lithotripsy partnerships acquired equipment totaling $0.4 million from another consolidated entity and executed a note payable with a third party to finance the full amount of the purchased equipment. The note bears a fixed interest rate of 4.2%, and principal and interest payments are due monthly in 60 equal installments of $6,488 until maturity in July, 2018. The note is secured by the financed equipment. The associated asset disposal and acquisition transactions have been eliminated in consolidation from the Company’s results of operations and cash flows.

During the second quarter of 2013, one of the Company’s consolidated lithotripsy partnerships acquired equipment totaling $0.2 million from another consolidated lithotripsy partnership and executed a note payable with a third party to finance the full amount of the purchased equipment. The note bears a fixed interest rate of 4.2% and principal and interest payments are due monthly in 36 equal installments of $5,336 until maturity in May, 2016. The note is secured by the financed equipment. The associated asset disposal and acquisition transactions have been eliminated in consolidation from the Company’s results of operations and cash flows.

During the third quarter of 2012, one of the Company’s consolidated lithotripsy partnerships acquired equipment totaling $0.5 million. Financing agreements were not finalized at December 31, 2012; however, the entity executed a note payable agreement in the first quarter of 2013 to finance the full amount of the purchased equipment. The note bears a fixed interest rate of 3.87% and principal and interest payments are due monthly in 48 equal installments of $10,390 until maturity in January, 2017. The note is secured by the financed equipment. At December 31, 2012, $0.1 million and $0.4 million of the balance were recorded in other current liabilities and other long-term liabilities, respectively.

Effective late December 2011, three consolidated lithotripsy service providers purchased equipment totaling $1.3 million. Financing agreements were not finalized at December 31, 2011; however, the entities executed agreements in the first quarter of 2012 to finance the full amount of the purchased equipment and an additional $0.1 million of purchased equipment. The notes payable bear fixed interest rates ranging from 3.97% to 4.75%. One of the notes requires 36 equal monthly payments and matures in March 2015. One of the notes requires 60 equal monthly payments and matures in March 2017. The remaining note was amended and matures in January 2018. The amendment requires interest payments until the first quarter of 2013 and then requires 59 equal monthly payments. The individual notes are generally secured by the assets of the individual entity and are guaranteed by the respective entity owners.

Capital Lease Obligations

During the fourth quarter of 2013, one of the Company’s consolidated lithotripsy partnerships entered into a capital lease for equipment totaling $0.5 million. Payments are due monthly in 60 equal installments of $9,440 until maturity in December, 2018.

During the first quarter of 2011, one of the Company’s consolidated lithotripsy partnerships entered into a capital lease for equipment totaling $0.5 million. Payments are due monthly in 60 equal installments of $8,600 until maturity in January 2016.

During the third quarter of 2010, one of the Company’s consolidated lithotripsy partnerships entered into a capital lease for equipment totaling $0.9 million. Payments are due monthly in 60 equal installments of $17,900 until maturity in October 2015.

Long-Term Debt Maturities

Maturities of the Company’s long-term debt are as follows as of December 31, 2013 (in thousands):

Year Ending December 31,
2014	$8,123
2015	3,753
2016	3,711
2017	7,937
2018	785
Thereafter	20,837

Total	$45,146

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

Capital Lease Obligations

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2013 are as follows:

Year Ending December 31,
2014	$431
2015	395
2016	122
2017	114
2018	113

Total minimum lease payments	1,175
Less: amounts representing estimated taxes, maintenance and insurance amounts included in the total above	—

Net minimum capital lease payments	1,175
Less: amount representing interest	(123)

Present value of minimum lease payments	1,052
Less: current portion of capital lease obligations	(369)

Capital lease obligations, less current portion	$683

Note 11 – Fair Value of Financial Instruments

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

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Subordinated Notes	$20,839	$25,985	$—	$—
Subordinated related party notes payable	$3,734	$3,481	$4,328	$5,078
Consolidated lithotripsy entity notes payable	$1,766	$1,767	$1,270	$1,273
Other long-term liabilities	$—	$—	$461	$461
Other note payable	$120	$124	$185	$194

The Company estimates the fair value of the Convertible Subordinated Notes as the sum of the independently estimated fair values of the debt host instrument and embedded conversion option. The Company calculates the present value of future principal and interest payments of the debt host using borrowing rates currently available to it for similar subordinated debt or debt for which the Company could use to retire the existing debt. The fair value of the embedded conversion option is valued using a Black-Scholes option pricing model and is added to the value of the debt host. Quoted market prices are not available for the Convertible Subordinated Notes. Estimation of the fair value of the Convertible Subordinated Notes is a Level 3 fair value measurement.

The Company estimates the fair value of its subordinated related party notes payable using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt (Level 3 fair value measurement). The Company’s consolidated lithotripsy entities enter into term notes for equipment; borrowing rates are based on individual entity creditworthiness. The Company estimates current borrowing rates for the lithotripsy entity notes payable by adjusting the discount factor of the obligations at the balance sheet date by the variance in borrowing rates between the inception dates and balance sheet date (Level 2 fair value measurement). Management noted no significant events that would otherwise affect the borrowers’ creditworthiness. At December 31, 2012, the carrying value of other long-term liabilities approximated fair value due to recent inception. Quoted market prices are not available for the Company’s notes payable.

Note 12 – Deferred Compensation Plans

Deferred Compensation – Nonqualified Savings Plan

Upon consummation of the Contribution, the Company adopted a nonqualified deferred compensation savings plan (the “Savings Plan”) previously managed and held by MCNT. The Savings Plan is unfunded and was maintained primarily for the purpose of providing deferred compensation benefits to participating employees. The Savings Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code and applicable provisions of the Employee Retirement Income Security Act (“ERISA”). Once the Contribution occurred, the plan participant accounts were effectively frozen; no additional contributions can be made. When a participant terminates employment for any reason, he or she is entitled to begin receiving their accrued benefit. Distributions are made in five equal annual installments beginning in the January following the participant’s termination. The Savings Plan accounts are not held in a trust for the exclusive benefit of the participants and, therefore, remain subject to the claims of the Company’s creditors. Savings Plan account balances may be used to guarantee the Company’s Revolver or as otherwise deemed necessary by the Company’s management. At December 31, 2013, the Company’s deferred compensation obligation under the Savings Plan totaled $4.8 million with $0.2 million classified as a current liability and $4.6 million classified as a long-term liability in the accompanying consolidated balance sheet.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

Deferred Compensation – Nonqualified Income Plan

Upon consummation of the Contribution, the Company acquired a nonqualified deferred compensation plan (the “Income Plan”) previously managed and held by MCNT and Impel. In order to partially fund the Income Plan, MCNT historically purchased corporate-owned life insurance policies on the Income Plan participants; these life insurance policies were also acquired in the Contribution. Upon consummation of the Contribution, a change of control occurred as defined by the Income Plan document, requiring the Income Plan’s account balances be distributed to its participants within 90 days of the change in control, or sooner if required by Internal Revenue Service Regulations. During September 2012, the Company surrendered the life insurance policies to the issuer for their cash surrender value in the aggregate amount of $3.2 million. Effective September 20, 2012, the Company distributed all amounts due to participants in the aggregate amount of $3.7 million. Effective October 1, 2012, the Income Plan was dissolved and terminated.

Note 13 – Income Taxes

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012
Current:
Federal	$1,067	$80
State	228	178

Total current	1,295	258

Deferred:
Federal	(1,224)	1,229
State	—	—

Total deferred	(1,224)	1,229

Provision for income taxes	$71	$1,487

A reconciliation of the actual tax rate to the statutory U.S. tax rate is as follows:

	Years Ended December 31,
	2013	2012
Federal statutory rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.3	0.8
Net income attributable to noncontrolling interests	(30.7)	(26.8)
Prior year corrections	(2.4)	—
Other	(1.6)	0.7

Effective tax rate for income from operations	1.6%	9.7%

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating losses	$290	$867
Deferred revenue	150	207
Share-based payment expense	850	791
Deferred and other compensation	2,101	2,310
Allowance for doubtful accounts	578	452
IBNR liability	671	—
Facilitative acquisition costs	385	385
Intangible assets	572	907
Other	538	206

Total deferred tax assets	6,135	6,125

Deferred tax liabilities:
Partnership investments	(13,922)	(13,593)
Property and equipment	(4,321)	(5,358)
Tax impact of beneficial conversion feature of debt	(1,226)	—
Intangible assets	(9,301)	(9,915)
Other	(311)	(319)

Total deferred tax liabilities	(29,081)	(29,185)

Net deferred tax liabilities	$(22,946)	$(23,060)

	Years Ended December 31,
	2013	2012
Current deferred tax assets	$1,054	$1,048
Current deferred tax liabilities	(312)	(319)

Net current deferred tax assets	742	729

Noncurrent deferred tax assets	5,081	5,077
Noncurrent deferred tax liabilities	(28,769)	(28,866)

Net noncurrent deferred tax liabilities	(23,688)	(23,789)

Net deferred tax liabilities	$(22,946)	$(23,060)

The Company has performed an evaluation and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements for any year presented, nor have any changes occurred in uncertain tax positions in any year presented. The evaluation was performed for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2013, which includes the tax years 2010 through 2013.

At December 31, 2013, the Company had available unused net operating loss carryforwards of $827,000 that may be available to reduce future income tax liabilities. These loss carryforwards expire in 2031.

Note 14 – Share-Based Payment

Pursuant to its 2010 Equity Compensation Plan (the “Plan”), the Company may grant equity awards to employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. The terms of the Plan provide for the reservation of up to 1,000,000 shares of common stock for issuance under the Plan, including a maximum of 900,000 shares issued pursuant to stock options and 100,000 shares issued pursuant to restricted stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At December 31, 2013, the Company had 332,843 shares available for grant under the Plan.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

The fair value of stock option awards on the date of grant is estimated using the Black-Scholes option pricing model, which requires the Company to make certain predictive assumptions. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the award. As a recently formed public entity with a small public float and limited trading of its common shares on the NASDAQ stock market, it was not practicable for the Company to estimate the volatility of its common shares; therefore, management estimated volatility based on the historical volatilities of a small group of companies considered as close to comparable to the Company as available and an industry index, all equally weighted, over the expected life of the option. Management concluded that this group is more characteristic of the Company’s business than a broad industry index. The expected life of awards granted represents the period of time that the awards are expected to be outstanding based on the “simplified” method, which is allowed for companies that cannot reasonably estimate the expected life of options based on its historical award exercise experience. The Company does not expect to pay dividends on its common stock. Due to the nature of the grants, the company estimated zero option forfeitures. Share-based payment expense is recorded only for those awards that are expected to vest. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows:

	Years Ended December 31,
	2013	2012
Risk-free interest rate	1.78%	0.64%
Expected volatility of common stock	45.2%	51.3%
Expected life of options	6.2 years	5.0 years
Dividend yield	0.00%	0.00%

The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of exchange traded options and, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of stock options. A summary of stock option activity for the year ended December 31, 2013 is as follows:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	321,807	$24.26		$—
Granted	287,845	26.24
Exercised	(12,074)	16.56		$168,372
Forfeited	(13,881)	17.24

Outstanding as of December 31, 2013	583,697	$25.39	6.74	$34,772

Vested and expected to vest at December 31, 2013	251,395	$24.85	5.94	$34,772
Exercisable at December 31, 2013	149,137	$24.30	5.22	$34,772

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2013 and 2012 was $10.94 and $7.18 per option, respectively. The fair value of stock options vested and share-based payment expense recognized for the year ended December 31, 2013 and 2012 was $933,000 and $515,000, respectively, and is included in salaries, wages and employee benefits. At December 31, 2013, the total unrecognized compensation cost related to nonvested share-based payment awards was $3,025,000, which is expected to be recognized over a remaining weighted-average period of 3.6 years.

Activity Related to the Contribution

As additional consideration in the Contribution, on August 31, 2012, Holdings issued to Ventures nonemployee options to purchase 68,982 shares of Holdings’ common stock (“Ventures Options”). The Ventures Options vested immediately and expire five years from the grant date. The weighted-average grant-date fair value of the Ventures Options was $6.96 calculated using the Black-Scholes model with a risk-free interest rate of 0.26%, expected volatility of 46.6% and a simplified expected life of 2.5 years. The $480,000 estimated fair value of the Ventures Options was recorded to goodwill and additional paid-in capital.

In connection with the Contribution, historical stock options of USMD (the accounting acquirer) were replaced with options to purchase shares of Holdings’ common stock. The Company recognized $149,000 of incremental value related to these stock options, which was recognized ratably over a term of three months following the Contribution, the implicit service period of the options.

On August 31, 2012, 33,500 shares of Holdings’ restricted common stock held by nonemployees became unrestricted shares. On that date, the Company recorded $357,000 of share-based payment expense, the fair value of the total unrecognized cost of the shares, which is included in other operating expenses.

Payments in Common Stock

Pursuant to the Plan, on March 11, 2013, the Company granted 47,011 shares of its common stock with a fair value of $646,000 to certain executives and members of senior management in payment of all or a portion of their bonuses accrued at December 31, 2012.

In August 2013, the Company granted 706 shares of its common stock with a fair value of $12,000 to a consultant in payment of amounts due.

Effective September 30, 2013, one of the Company’s executives entered into a severance agreement with the Company. In connection with the severance agreement, the former executive was granted 14,583 shares of Holdings’ common stock with a fair value of $387,000, which is included in salaries, wages and employee benefits on the Company’s statement of operations.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

Effective December 31, 2013, the Company issued 9,086 shares of its common stock with a fair value of $183,000 to two members of senior management in payment of certain accrued compensation.

The common shares described above have not been registered under the Securities Act of 1933, as amended (the “1933 Act”), and may not be transferred without an effective registration statement or pursuant to an appropriate exemption from the registration requirement of the 1933 Act.

Note 15 – Earnings per Share

Basic earnings per share is computed by dividing net income attributable to the Company’s stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Securities that are potentially dilutive to common shares include outstanding stock options and the Convertible Subordinated Notes. Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be antidilutive.

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

Dilutive common shares related to the Convertible Subordinated Notes are calculated in accordance with the if-converted method. Under the if-converted method, if dilutive, net income attributable to the Company’s stockholders is adjusted to add back the amount of after-tax interest charges recognized in the period, including any deemed interest from the beneficial conversion feature, and the Convertible Subordinated Notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding. These securities are only dilutive to the extent that the after-tax interest charges per common share exceed basic earnings per share.

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

	Years Ended December 31,
	2013	2012
Numerator :
Net earnings attributable to USMD Holdings, Inc.—basic	$979	$2,100
Effect of potentially dilutive securities:
Interest on Convertible Subordinated Notes, net of tax	—	—

Net earnings attributable to USMD Holdings, Inc.—diluted	$979	$2,100

Denominator :
Weighted-average common shares outstanding	10,080	5,739
Effect of potentially dilutive securities:
Stock options	4	5
Convertible Subordinated Notes	—	—

Weighted-average common shares outstanding assuming dilution	10,084	5,744

Earnings per share attributable to USMD Holdings, Inc.:
Basic	$0.10	$0.37
Diluted	$0.10	$0.37

The following table presents the potential shares excluded from the diluted earnings per share calculation because the effect of including these potential shares would be antidilutive (in thousands):

	Years Ended December 31,
	2013	2012
Stock options	643	183
Convertible Subordinated Notes	1,042	—

	1,685	183

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

Note 16 – Commitments and Contingencies

Financial Guarantees

As of December 31, 2013, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $20.8 million. The guarantees provide for recourse against the investee; however, if the Company were required to perform under the guarantees, recovery of any amount from investees would be unlikely. The remaining terms of these guarantees range from 13 to 75 months. The Company records a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

Litigation

The Company is from time to time subject to litigation and related claims and arbitration matters arising in the ordinary course of business, including claims relating to contracts and financial obligations, partnership or joint venture entity disputes and, with respect to USMD Physician Services, claims arising from the provision of professional medical services to patients. In some cases, plaintiffs may seek damages, including punitive damages, that may not be covered by insurance. In other cases, claims may not be covered by insurance at all. The Company maintains professional and general liability insurance through commercial insurance carriers for claims and in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope and amount of coverage in effect. The Company expenses as incurred legal costs associated with litigation or other loss contingencies.

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

Certain subsidiaries of the Company in the ordinary course of business are party to various medical negligence lawsuits and wrongful termination lawsuits. In addition, subsidiaries of the Company have received notices of potential claims. For medical negligence lawsuits where the Company can reasonably estimate a range of loss, the Company estimates a reasonably possible range of loss of $-0- to $0.5 million. In the remaining lawsuits and the potential claims, the parties are in the early stages of discovery and/or the plaintiffs have not made specific demands for damages. Due to these circumstances, the Company is unable to estimate a reasonably possible range of loss related to these lawsuits and claims. The Company is insured against the claims described above and believes based on the facts known to date that any damage award related to such claims would be recoverable from its insurer.

The Company is subject to various additional claims and legal proceedings that have arisen in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Gain Contingency

On October 26, 2012, a subsidiary of the Company entered into a settlement agreement with an entity to which the subsidiary had provided management services under a long term contract. The entity agreed to pay the Company the sum of $650,000 to settle certain claims between the Company and the entity arising from the entity’s early termination of the contract. The settlement agreement required the entity to pay the Company $100,000 in November 2012 and to make fifty-five monthly payments of $10,000 on the first day of each month beginning December 2012. The Company concluded that collection of the settlement amount is not reasonably assured and has recorded the gain as amounts are collected. The Company has received total payments of $130,000 and $110,000 for the years ended December 31, 2013 and 2012, respectively, and the payments are recorded in management and other services revenue on the Company’s statements of operations.

Operating Lease Commitments

The Company leases certain medical and corporate office space and medical and office equipment under non-cancelable operating lease agreements expiring at various dates through 2028. The facility leases generally include renewal options with terms to be negotiated at the time of renewal and also generally require the lessee to pay all executory costs such as maintenance and insurance. Facility leases may or may not contain provisions for future rent increases, rent free periods or periods in which rent payments are reduced (abated). Total rental payments due over the lease term are charged to rent expense using the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent in the accompanying consolidated balance sheet. In addition, facility leases may or may not include a provision for a tenant allowance to be used for build out of the leased space; the build out is managed and controlled by the lessor. Tenant allowances are credited to deferred rent and amortized as reductions to rent expense over the lease term, and the related leasehold improvements are recorded and amortized over the shorter of their economic lives or the lease term.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2013

Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

Minimum Lease Commitments
Years Ending December 31,
2014	$11,761
2015	10,902
2016	8,913
2017	7,612
2018	6,706
Thereafter	33,785

Total	$79,679

Aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2013 were $1.4 million.

Note 17 – Related Party Transactions

The Company provides management, clinical and support services to various nonconsolidated affiliates in which it has limited partnership or ownership interests. Management services revenue and accounts receivable from these entities are as follows:

	Management Services Revenue		Accounts Receivable
	Years Ended December 31,		As of December 31,
	2013	2012	2013	2012
	(in thousands)
USMD Arlington	$10,423	$9,945	$2,625	$2,480
USMD Fort Worth	4,434	4,275	1,221	1,153
Other equity method investees	1,379	336	435	82

	$16,236	$14,556	$4,281	$3,715

One consolidated lithotripsy entity provides lithotripsy services to USMD Arlington and USMD Fort Worth. For the years ended December 31, 2013 and 2012, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $2.2 million and $2.1 million, respectively.

The Company leases space from USMD Arlington for certain of its physicians and its Arlington-based cancer treatment center. The Company recorded rent expense related to USMD Arlington totaling $1.7 million for both years ended December 31, 2013 and 2012.

Note 18 – Employee Benefit Plans

The Company provides a 401(k) defined contribution plan for all eligible employees. Through December 31, 2013, the Company provided a matching contribution of up to 6.0% of participants’ eligible compensation. The Company’s contributions to the plan totaled $3.1 million and $0.9 million in 2013 and 2012, respectively. Beginning January 1, 2014, the Company replaced the matching contribution with a safe harbor non-elective contribution. The non-elective contribution is 3% of annual compensation and is provided to all eligible employees. The non-elective contributions have a two-year vesting period.

Note 19 – Subsequent Events

Stock Options

Pursuant to its 2010 Equity Compensation Plan, during the first quarter of 2014, the Company granted to new executives of the Company options to purchase 150,000 shares of the Company’s common stock with an aggregate fair value of $1.0 million. The awards vest at the rate of 20% at the grant date and 20% per year on the first day of each year through January 1, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of the material weaknesses described below in Management’s Annual Report on Internal Control Over Financial Reporting.

Notwithstanding the material weaknesses discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

On June 1, 2013, we began consolidating the balance sheets, results of operations and cash flows of WNI-DFW. See Note 4 of our Consolidated Financial Statements for information related to WNI-DFW. We are in the process of integrating the operations of WNI-DFW, including their internal controls and processes, into our operations. We are also in the process of extending to WNI-DFW and their processes our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act.

Except as noted above, and as related to the material weaknesses described below, there have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during our fiscal quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. The design of an internal control system is based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that an internal control will be effective under all potential conditions. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to the financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

As described above, on June 1, 2013, we began consolidating the balance sheets, results of operations and cash flows of WNI-DFW. After elimination of intercompany transactions and balances, WNI-DFW represents 0.8% of our total assets at December 31, 2013 and 3.2% and 37.9% of net operating revenue and net income attributable to USMD Holdings, Inc., respectively, for the year then ended. SEC guidance permits the exclusion of an assessment of the effectiveness of a registrant’s internal controls over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment in which to conduct that assessment. As such, management has excluded the internal controls and processes of WNI-DFW in its assessment and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2013.

In making its assessment, management used the criteria for internal control over financial reporting described in Internal Control – Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment includes an evaluation of the design of internal control over financial reporting and testing the operating effectiveness of internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting was not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in the areas of Human Resources Benefits Management (“HRBM”) and Financial Covenant Compliance and Disclosure.

Human Resources Benefits Management

•	Human Resources Benefits Management lacked effective reconciliation and review controls designed to ensure that amounts due to employee benefit providers were correctly paid in amounts that agreed with our internal employee records. A reconciliation control designed to support the completeness and accuracy of payments to benefit providers was not performed at a level of precision that would facilitate the identification of significant discrepancies between our internal employee records and the records of the benefit provider. Consequently, the subsequent and ultimate approval of benefits invoices was not performed with sufficient consideration to ensure that the supporting documentation was valid and that the individual employee benefit transactions were accurate and complete. Additionally, account review controls did not operate in a manner to timely identify and correct misstated account balances. Anomalous benefits receivable account balances were identified in the financial statement close and reporting process, but were not acted on timely by HRBM.

•	As a result, overpayments were made to a benefits provider for terminated employees and for employees with incorrectly recorded benefit elections. These payments resulted in a receivables account balance and associated expense that had not been verified for accuracy.

Remedial Actions

In response to the material weakness identified above, management has instituted a number of actions and commenced implementation of changes in internal control during the first quarter of 2014. Those actions are described below.

•	Management has reconciled the population of payments made to benefits providers and determined that approximately 25% were valid expenses. Approximately 65% of the total payments have been fully recovered, and management is pursuing recovery of the remaining 10% of payments.

•	The benefits reconciliation control will be designed to sufficiently identify discrepancies between internal records and those of the benefit provider. Identified discrepancies will be investigated and resolved appropriately and in a timely manner.

•	Accounting will define and implement additional metrics and processes to assist with the detection and timely resolution of benefits discrepancies and anomalous benefits account balances.

•	HRBM has established routine meetings with the accounting team to ensure ongoing and timely interdepartmental communication.

Financial Covenant Compliance and Disclosure

Compliance certifications for material debt covenants are prepared and submitted quarterly to our lender(s). Management relies on these compliance certificates to assist in determining the appropriate classification and disclosure of our long term debt and related financial covenants. Controls surrounding the completeness and accuracy of the compliance certification preparation and review process were not sufficient to timely detect and disclose a debt covenant violation.

Remedial Actions

In response to the material weakness identified above, management has instituted a number of actions and commenced implementation of changes in internal control. Those actions are described below.

•	In April of 2014, USMD was granted a retroactive waiver of its debt covenant violation for the quarterly period ended September 30, 2013.

•	Management will improve controls surrounding the financial covenant and disclosure process by requiring additional independent reviews of the supporting schedules and the compliance certifications by persons independent of the preparation process.

Item 9B.	Other Information.

On April 14, 2014, the Company entered into Amendment No. 4 with JPMorgan Chase Bank and other lenders to amend the Credit Agreement. As previously disclosed, the Credit Agreement provides the Company with a $10.0 million revolving credit facility and a $21.0 million term loan credit facility. Pursuant to the Credit Agreement, the Company is required to comply with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum senior leverage ratio. For the period ending September 30, 2013 the Company’s fixed charge coverage ratio did not meet the minimum required fixed charge coverage ratio, and for the period ending December 31, 2013, the Company’s senior leverage ratio exceeded the maximum permitted senior leverage ratio under the Agreement. The Amendment waives the Company’s failure to comply with these financial covenants and waives other events of default that are related to the failure to have met these financial covenants. The Amendment also reduces the revolving credit facility commitment amount from $10 million to $3 million and amends the Tranche C Term Loan maturity date from August 31, 2017 to April 21, 2014. In addition, the Company has agreed to maintain a fixed charge coverage ratio of 0.35:1.00 for the rolling four quarter period ended March 31, 2014, and 1.25:1.00 thereafter. The Company has also agreed to maintain a maximum senior leverage ratio of no more than 3.10:1.00 for the quarter ended March 31, 2014, 1.25:1.00 for the quarter ended June 30, 2014 and 1.00:1.00 thereafter. The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, which is attached hereto as Exhibit 10.10 and incorporated by reference herein.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be included by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2013.

Item 11.	Executive Compensation

The information required to be included by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be included by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2013.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be included by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2013.

Item 14.	Principal Accounting Fees and Services

The information required to be included by this item will be included in our proxy statement for the 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2013.

PART IV

Item 15.	Exhibits

Exhibit No.	Description

2.1	Contribution and Purchase Agreement, dated as of August 19, 2010, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

2.2	Amendment to the Contribution and Purchase Agreement, dated as of February 9, 2012, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on March 8, 2012)

3.1	Certificate of Incorporation of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

3.2	Bylaws of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

4.1	Form of 5% Convertible Subordinated Note Due 2019 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2013)

10.1	2010 Equity Compensation Plan of Registrant (incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K filed on March 30, 2012)

10.2	Agreement and Plan of Merger dated as of December 1, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas, P.A. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on December 7, 2011)

10.3	Agreement and Plan of Merger dated as of December 15, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, L.L.C. and Impel Management Services, L,L.C. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on December 19, 2011)

10.4	First Amendment to Agreement and Plan of Merger dated as of May 21, 2012 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas P.A (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

10.5	First Amendment to Agreement and Plan of Merger dated as of May 21, 2012 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, LLC and Impel Management Services, L.L.C. (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

10.6	Credit Agreement dated as of August 31, 2012 by and among Registrant, the lenders from time to time party thereto and J.P. Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2012)

10.7	Form of Severance Agreement for Christopher Dunleavy (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed on October 25, 2012)

10.8	Amendment No. 1 to Credit Agreement dated February 28, 2013 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 6, 2013)

10.9	Amendment No. 3 to Credit Agreement dated February 25, 2014 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 27, 2014)

10.10	Amendment No. 4 to Credit Agreement dated April 14, 2014 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders

10.11	Securities Exchange Agreement, dated as of September 1, 2013, by and among Registrant and Certain Class P Limited Partners of USMD Hospital at Arlington, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2013)

21.1	Subsidiaries of the Registrant

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.

31.2	Certification of Carolyn Jones, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Carolyn Jones, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ John House
By: John House, M.D.
Title: Chairman of the Board and Chief Executive Officer
Dated: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John House John House, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 15, 2014

/s/ Gary Rudin Gary Rudin	President, Chief Operating Officer and Director	April 15, 2014

/s/ Carolyn Jones Carolyn Jones	Chief Financial Officer (Principal Financial Officer)	April 15, 2014

/s/ Gordon Davis Gordon Davis	Chief Accounting Officer (Principal Accounting Officer)	April 15, 2014

/s/ Steven Brock Steven Brock, M.D.	Director	April 15, 2014

/s/ Darcie Bundy Darcie Bundy	Director	April 15, 2014

/s/ Breaux Castleman Breaux Castleman	Director	April 15, 2014

/s/ Patrick Collini Patrick Collini, M.D.	Director	April 15, 2014

/s/ Charles Cook Charles Cook, M.D.	Director	April 15, 2014

/s/ Russell Dickey Russell Dickey, M.D.	Director	April 15, 2014

/s/ James Saalfield James Saalfield, M.D.	Director	April 15, 2014

/s/ Paul Thompson Paul Thompson, M.D.	Director	April 15, 2014

/s/ Khang Tran Khang Tran, M.D.	Director	April 15, 2014