Form 10-Q
period 2014-03-31
USMD Holdings, Inc.
filed 2014-05-15
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The registrant had 10,145,634 shares of common stock outstanding as of May 1, 2014.

USMD HOLDINGS, INC.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS(1)
Current assets:
Cash and cash equivalents	$10,230	$13,137
Restricted cash	5,000	5,000
Accounts receivable, net of allowance for doubtful accounts of $1,370 and $1,758 at March 31, 2014 and December 31, 2013, respectively	25,283	23,970
Inventories	1,383	1,580
Deferred tax assets	3,565	742
Prepaid expenses and other current assets	3,111	3,177

Total current assets	48,572	47,606
Property and equipment, net	22,598	23,491
Investments in nonconsolidated affiliates	62,282	61,822
Goodwill	118,176	118,176
Intangible assets, net	26,589	27,033
Other assets	344	324

Total assets	$278,561	$278,452

LIABILITIES(2) AND EQUITY
Current liabilities:
Accounts payable	$3,509	$2,500
Accrued payroll	10,612	12,599
Other accrued liabilities	15,151	10,757
Other current liabilities	1,007	1,059
Current portion of long-term debt	9,042	7,473
Current portion of related party long-term debt	665	650
Current portion of capital lease obligations	376	369

Total current liabilities	40,362	35,407
Other long-term liabilities	1,494	1,485
Deferred compensation payable	4,446	4,641
Long-term debt, less current portion	31,238	33,939
Related party long-term debt, less current portion	2,912	3,084
Capital lease obligations, less current portion	586	683
Deferred tax liabilities	24,541	23,688

Total liabilities	105,579	102,927
Commitments and contingencies
Equity:
USMD Holdings, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 10,145,634 and 10,121,462 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	101	101
Additional paid-in capital	159,226	158,360
Retained earnings	10,697	13,650
Accumulated other comprehensive loss	(2)	(2)

Total USMD Holdings, Inc. stockholders’ equity	170,022	172,109
Noncontrolling interests in subsidiaries	2,960	3,416

Total equity	172,982	175,525

Total liabilities and equity	$278,561	$278,452

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(In thousands, except share data)

March 31, 2014

(1) Assets of consolidated variable interest entity (“VIE”) included in total assets above (after elimination of intercompany transactions and balances):
Cash and cash equivalents	$6,639
Accounts receivable	1,440
Deferred tax asset	2,788

Total current assets	$10,867

The assets of the consolidated VIE can only be used to settle the obligations of the VIE.

(2) Liabilities of consolidated VIE included in total liabilities above (after elimination of intercompany transactions and balances):
Other accrued liabilities	$10,369

Total current liabilities	$10,369

The liabilities of the consolidated VIE are obligations of the VIE and the creditors have no recourse to USMD Holdings, Inc.

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Patient service revenue	$44,702	$46,006
Provision for doubtful accounts related to patient service revenue	(496)	(855)

Net patient service revenue	44,206	45,151
Capitated revenue	13,218	480
Management and other services revenue	5,827	5,982
Lithotripsy revenue	4,759	5,279

Net operating revenue	68,010	56,892

Operating expenses:
Salaries, wages and employee benefits	39,686	37,459
Medical supplies and services expense	17,740	5,280
Rent expense	3,712	3,399
Provision for doubtful accounts	(15)	(36)
Other operating expenses	8,111	6,514
Depreciation and amortization	1,877	1,943

Total operating expenses	71,111	54,559

Income (loss) from operations	(3,101)	2,333
Other income (expense):
Interest expense, net	(672)	(315)
Equity in income of nonconsolidated affiliates, net	2,264	820
Other gain, net	2	58

Total other income, net	1,594	563

Income (loss) before provision for income taxes	(1,507)	2,896
Provision (benefit) for income taxes	(416)	356

Net income (loss)	(1,091)	2,540
Less: net income attributable to noncontrolling interests	(1,862)	(2,484)

Net income (loss) attributable to USMD Holdings, Inc.	$(2,953)	$56

Earnings (loss) per share attributable to USMD Holdings, Inc.
Basic	$(0.29)	$0.01
Diluted	$(0.29)	$0.01
Weighted average common shares outstanding
Basic	10,126	10,044
Diluted	10,126	10,044

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(1,091)	$2,540
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	7

Total other comprehensive income	—	7

Comprehensive income (loss)	(1,091)	2,547
Less: comprehensive income attributable to noncontrolling interests	(1,862)	(2,484)

Comprehensive income (loss) attributable to USMD Holdings, Inc. common stockholders	$(2,953)	$63

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	USMD Holdings, Inc. Common Stockholders’ Equity
	Common Stock		Additional	Accumulated Other Comprehensive Loss		Total USMD Holdings, Inc.	Noncontrolling Interests in Subsidiaries
	Shares Outstanding	Par Value	Paid-in Capital		Retained Earnings			Total Equity
Balance at December 31, 2013	10,121	$101	$158,360	$(2)	$13,650	$172,109	$3,416	$175,525
Net income (loss)	—	—	—	—	(2,953)	(2,953)	1,862	(1,091)
Share-based payment expense - stock options	—	—	479	—	—	479	—	479
Share-based payment expense - common stock	4	—	61	—	—	61	—	61
Common stock issued in business combinations	6	—	82	—	—	82	—	82
Common stock issued for payment of accrued liabilities	15	—	244	—	—	244	—	244
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(2,318)	(2,318)

Balance at March 31, 2014	10,146	$101	$159,226	$(2)	$10,697	$170,022	$2,960	$172,982

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,091)	$2,540
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	481	819
Depreciation and amortization of property and equipment	1,428	1,943
Amortization of intangible assets and debt issuance costs	491	494
Accretion of debt discount	92	—
Gain on sale of assets	(2)	(53)
Equity in income of nonconsolidated affiliates, net	(2,264)	(820)
Distributions from nonconsolidated affiliates	1,804	2,165
Share-based payment expense	540	87
Deferred income tax provision (benefit)	(1,970)	96
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(1,794)	(3,177)
Inventories	235	17
Prepaid expenses and other assets	66	389
Current liabilities	3,489	(1,034)
Other noncurrent liabilities	(186)	(125)

Net cash provided by operating activities	1,319	3,341

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(46)	—
Capital expenditures	(406)	(1,142)
Investments in nonconsolidated affiliates	—	(200)
Proceeds from sale of property and equipment	77	45

Net cash used in investing activities	(375)	(1,297)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,314)	(1,264)
Principal payments on related party long-term debt	(157)	(143)
Payment of debt issuance costs	(62)	(63)
Capital contributions from noncontrolling interests	—	223
Distributions to noncontrolling interests	(2,318)	(2,412)

Net cash used in financing activities	(3,851)	(3,659)

Net decrease in cash and cash equivalents	(2,907)	(1,615)
Cash and cash equivalents at beginning of year	13,137	6,878

Cash and cash equivalents at end of period	$10,230	$5,263

Supplemental non-cash investing and financing information:
Liabilities paid in common stock	$244	$647
Fair value of common stock issued in business combinations	$82	$—
Fair value of assets acquired in business combinations, excluding cash	$247	$—
Cash and common stock due to former owners of acquired business	$119	$—
Other liabilities financed	$—	$461
Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$475	$193
Interest to related parties	$83	$96
Income tax	$539	$558

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

Description of Business:

USMD Holdings, Inc. (“Holdings” or the “Company”) is a Delaware corporation formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation, Urology Associates of North Texas, L.L.P., a Texas limited liability partnership, and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”) (such transaction, the “Contribution”). Holdings described this transaction in its registration statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”). Prior to the consummation of the Contribution, Ventures and Holdings entered into a merger agreement with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”) and a merger agreement with Impel Management Services, L.L.C., a Texas limited liability company (“Impel”), pursuant to which the businesses of MCNT and Impel were merged into subsidiaries of Ventures immediately prior to the Contribution, and these businesses were contributed by Ventures to Holdings as part of the Contribution. Holdings described these transactions in a post-effective amendment to its registration statement filed with the SEC on February 10, 2012, which was declared effective on April 30, 2012. Effective August 31, 2012, Holdings and the other parties consummated the Contribution.

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

A wholly owned subsidiary of the Company is the sole member of a Texas certified non-profit healthcare organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, the Company provides management and operational services to two short-stay hospitals in the Dallas-Fort Worth, Texas metropolitan area and provides management and/or operational services to six cancer treatment centers in five states and 22 lithotripsy service providers primarily located in the South-Central United States. Of these managed entities, the Company has limited ownership interests in the two hospitals, two cancer treatment centers and 18 lithotripsy service providers. The Company consolidates the 18 lithotripsy service providers into its financial statements. In addition, the Company wholly owns and operates two clinical laboratories, one anatomical pathology laboratory, one cancer treatment center and one lithotripsy service provider in the Dallas-Fort Worth, Texas metropolitan area.

Basis of Presentation:

The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of the Company’s management, are necessary for fair presentation of the condensed consolidated financial statements. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company, entities controlled by the Company through its direct or indirect ownership of a majority interest and any other entities in which the Company has a controlling financial interest. The Company consolidates VIEs where the Company is the primary beneficiary. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company consolidates entities in which it or its wholly owned subsidiary is the general partner or managing member and the limited partners or members, respectively, do not have sufficient rights to overcome the presumption of the Company’s control. The Company eliminates all significant intercompany accounts and transactions in consolidation.

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

Note 2 – Variable Interest Entity

In April 2013, the Company became an equal co-member of a Texas non-profit corporation that has been approved by the Texas Medical Board as a certified non-profit healthcare organization (“WNI-DFW”). WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which an entity receives from the third party payer a fixed payment per member per month for a defined patient population, and the entity is then responsible for arranging and/or providing all of the healthcare services required by that patient population. The entity accomplishes this by managing patient care and by contracting with healthcare providers to provide needed healthcare services for the patient population. In such a model, the contracting entity is then responsible for incurring or paying for the cost of healthcare services required by that patient population. The entity generates a net surplus if the cost of all healthcare services provided to the patient population is less than the payments received from the third party payer, and it generates a net deficit if the cost of such services is higher than the payments received. In early May 2013, the Company and its equal co-member both made a $100,000 capital contribution to WNI-DFW. On June 1, 2013, WNI-DFW commenced operations.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2014

(Unaudited)

In order to determine whether the Company has a controlling financial interest in the VIE and, thus, is the VIE’s primary beneficiary, the Company considered whether it has i) the power to direct the activities of WNI-DFW that most significantly impact its economic performance and ii) the obligation to absorb losses of WNI-DFW that could potentially be significant to it or the right to receive benefits from WNI-DFW that could potentially be significant to it. The Company concluded that the members, the board of directors and the executive management team of WNI-DFW are structured in a way that neither member nor its designee has the individual power to direct the activities of WNI-DFW that most significantly impact its economic performance. Management considered whether the various service and support agreements between WNI-DFW and its members (or their affiliates) provide either variable interest party with this power and concluded that the PCP Agreement between USMD Physician Services and WNI-DFW does provide the power to USMD Physician Services to direct such activities. Under the PCP Agreement, USMD Physician Services is responsible for providing many services related to the growth of the patient population WNI-DFW will manage, the management of that population’s healthcare needs, and the provision of required healthcare services to those patients. The Company has concluded that the success or failure of USMD Physician Services in conducting these activities will most significantly impact the economic performance of WNI-DFW. In addition, the Company’s variable interests in WNI-DFW obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to WNI-DFW. As a result of this analysis, the Company concluded that it is the primary beneficiary of WNI-DFW and therefore consolidates the balance sheets, results of operations and cash flows of WNI-DFW. The Company performs a qualitative assessment of WNI-DFW on an ongoing basis to determine if it continues to be the primary beneficiary.

The following table summarizes the carrying amount of the assets and liabilities of WNI-DFW included in the Company’s consolidated balance sheet at March 31, 2014 (after elimination of intercompany transactions and balances) (in thousands):

March 31, 2014
Current assets:
Cash and cash equivalents	$6,639
Accounts receivable	1,440
Deferred tax asset	2,788

Total current assets	$10,867

Current liabilities:
Other accrued liabilities	$10,369

Total current liabilities	$10,369

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

The results of operations and cash flows of WNI-DFW are included in the Company’s consolidated financial statements beginning June 1, 2013. For the three months ended March 31, 2014, WNI-DFW contributed capitated revenue of $13.2 million and income before provision for income taxes of $0.8 million (after elimination of intercompany transactions).

Estimated Medical Claims Liability

In connection with the operations of WNI-DFW, the Company makes estimates related to incurred but not reported medical claims (“IBNR”) of WNI-DFW. The patient population to which WNI-DFW provides health services has limited medical claims activity from which claims-based actuarial judgments can be made. In addition, the full population is relatively small for precise actuarial determinations. Therefore, in addition to calculating IBNR using an actuarial estimate based on historical medical claims activity, management includes an adjustment factor based on broader patient populations deemed to be similar in risk profile to the WNI-DFW managed patient population. If actual results are not consistent with the Company’s estimate, the Company may be exposed to variances in medical supplies and services expense that may be material. As of March 31, 2014, the Company has recorded IBNR payable of $8.0 million, which is included in other accrued liabilities.

Note 3 – Business Combinations

In February and March 2014, the Company acquired three small physician practices and the physicians became employees of the Company. As consideration for the acquired practices, the Company paid or has payable $80,000 in cash and issued or has issuable to the former owners of the acquired practices, 12,385 shares of the Company’s common stock with an estimated fair value of $167,000. Of those amounts, $117,000 was recorded in other accrued liabilities on the consolidated balance sheet at March 31, 2014, of which, $85,000 will be paid in common stock.

The following table summarizes the estimated fair values of assets acquired of the acquired practices at the business combination date. No liabilities were assumed in the transactions.

Medical supplies	$22,118
Inventory	15,904
Property and equipment	203,700
Identifiable intangible assets - noncompete agreements	5,535

Assets acquired	$247,257

The physicians entered into employment agreements with the Company and these agreements include covenants not to compete. The Company recorded noncompete agreement intangible assets totaling $5,535 with a weighted-average amortization period of 10.2 years.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2014

(Unaudited)

Note 4 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

USMD Hospital at Arlington, L.P.	$50,221	46.40%	$50,055	46.40%
USMD Hospital at Fort Worth, L.P.	11,412	30.88%	11,246	30.88%
Other	649	4%-34%	521	4%-34%

	$62,282		$61,822

Summarized combined financial information for the Company’s nonconsolidated affiliates accounted for under the equity method is as follows (in thousands):

	March 31, 2014	December 31, 2013
Current assets	$43,510	$43,558
Noncurrent assets	$82,767	$83,895
Current liabilities	$18,050	$19,148
Noncurrent liabilities	$54,067	$55,455

	Three Months Ended March 31,
	2014	2013
Revenue	$32,607	$29,237
Income from operations	$8,157	$4,563
Income from continuing operations	$7,082	$3,423
Net income	$7,082	$3,423

At March 31, 2014, USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) were significant equity investees, as that term is defined by SEC Regulation S-X Rule 3-09. Financial information for USMD Arlington and USMD Forth Worth is included in the summarized information above and is as follows individually (in thousands):

	USMD Arlington		USMD Fort Worth
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Current assets	$25,244	$26,055	$13,215	$13,445
Noncurrent assets	$53,678	$54,205	$17,219	$17,439
Current liabilities	$8,803	$9,987	$4,987	$5,593
Noncurrent liabilities	$35,842	$36,361	$10,350	$10,758

	Three Months Ended March 31,
	2014	2013	2014	2013
Revenue	$20,061	$19,766	$8,394	$7,950
Income from operations	$3,890	$3,192	$1,913	$1,072
Income from continuing operations	$3,203	$2,412	$1,725	$822
Net income	$3,203	$2,412	$1,725	$822

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2014

(Unaudited)

Note 5 – Patient Service Revenue

The Company’s patient service revenue by payer is summarized in the table that follows (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$12,617	28.5%	$12,681	28.1%
Medicaid	363	0.8	386	0.9
Managed care and commercial payers	30,715	69.5	31,852	70.5
Self-pay	1,007	2.3	1,087	2.4

Patient service revenue before provision for doubtful accounts	44,702	101.1	46,006	101.9
Patient service revenue provision for doubtful accounts	(496)	(1.1)	(855)	(1.9)

Net patient service revenue	$44,206	100.0%	$45,151	100.0%

Note 6 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued expenses	$2,455	$3,002
Accrued bonus	307	1,860
Accrued payables	2,828	3,582
IBNR payable	7,965	1,918
Income taxes payable	1,596	395

	$15,151	$10,757

Note 7 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Holdings:
Credit Agreement:
Term debt	$14,625	$15,687
Revolving credit facility	3,000	3,000
Convertible subordinated notes, net of unamortized discount of $3,411 and $3,503 at March 31, 2014 and December 31, 2013, respectively	20,931	20,839
Subordinated related party notes payable	3,577	3,734
Other note payable	103	120

	42,236	43,380
Consolidated lithotripsy entities:
Notes payable	1,621	1,766
Capital lease obligations	962	1,052

	2,583	2,818

Total long-term debt and capital lease obligations	44,819	46,198
Less: current portion	(10,083)	(8,492)

Long-term debt and capital lease obligations, less current portion	$34,736	$37,706

Credit Agreement

On August 31, 2012, in connection with the Contribution, Holdings and its wholly owned subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and additional lenders (as amended from time to time, the “Credit Agreement”). The Credit Agreement provides for a $21.0 million Term Loan Credit Facility (“Term Loans”) and a $3.0 million Revolving Credit Facility (“Revolver”). At March 31, 2014, no amounts were available to borrow under the Revolver.

On February 25, 2014, the Company entered into Amendment No. 3 to the Credit Agreement, which, among other things, extended the maturity date of the Revolver from February 28, 2014 to June 30, 2015. In addition, the amendment reduced the minimum fixed charge coverage ratio requirement and established a senior leverage ratio requirement.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2014

(Unaudited)

In March 2014, the Company determined that it had not been in compliance with its fixed charge coverage ratio or senior leverage ratio covenants. Effective April 14, 2014, the Company obtained from the Credit Agreement lenders a permanent waiver of the existing covenant violations. In addition, the Company entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”), which modified the fixed charge coverage ratio and senior leverage ratio covenant requirements and established a minimum adjusted EBITDA financial covenant. In addition, the amendment reduced the Revolver commitment amount from $10,000,000 to $3,000,000 and modified the Tranche C Term Loan maturity date to April 21, 2014. Amendment No. 4 also prohibits scheduled payments of principal and interest on the Company’s subordinated related party notes payable through September 30, 2014.

As amended, the Credit Agreement requires the Company to maintain a fixed charge coverage ratio greater than or equal to 0.35:1.00 for the period of four consecutive fiscal quarters ended March 31, 2014 and 1.25:1.00 for any period of four consecutive fiscal quarters beginning June 30, 2014 through August 31, 2017. In addition, as amended, the Company is required to maintain a senior leverage ratio less than or equal to 3.10:1.00 for the period of four consecutive fiscal quarters ended March 31, 2014, 1.25:1.00 for the period of four consecutive fiscal quarters ending June 30, 2014 and 1.00:1.00 for any period of four consecutive fiscal quarters beginning September 30, 2014 through August 31, 2017. Finally, the Company must maintain a minimum Adjusted EBITDA of $0.8 million for any calendar month beginning with the month ended April 30, 2014. As of March 31, 2014, the Company was in compliance with its Credit Agreement covenant requirements.

Pursuant to the Credit Agreement, the Company was required to maintain a compensating balance of $5.0 million as collateral related to its borrowings under the Credit Agreement. This amount is recorded as restricted cash on the Company’s condensed consolidated balance sheets. The Credit Agreement provided that the balance be held in an account at JPMorgan Chase Bank, N.A. Amendment No. 4 modified the payment terms of the $5.0 million Tranche C Term Loan to allow the lender to utilize the $5.0 million compensating balance to pay off the Tranche C Term Loan on or before its April 21, 2014 maturity date. On April 18, 2014, the Tranche C Term Loan was paid in full with the compensating balance funds.

Long-Term Debt Maturities

Maturities of the Company’s long-term debt (as amended) are as follows as of March 31, 2014 (in thousands):

April through December, 2014	$9,366
2015	6,753
2016	3,711
2017	2,312
2018	784
Thereafter	24,342

Total	$47,268

Note 8 – Fair Value of Financial Instruments

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

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated notes	$20,931	$25,119	$20,839	$25,985
Subordinated related party notes payable	$3,577	$3,343	$3,734	$3,481
Consolidated lithotripsy entity notes payable	$1,621	$1,622	$1,766	$1,767
Other note payable	$103	$106	$120	$124

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

The Company estimates the fair value of its subordinated related party notes payable using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt (Level 3 fair value measurement). The Company’s consolidated lithotripsy entities enter into term notes for equipment; borrowing rates are based on individual entity creditworthiness. The Company estimates current borrowing rates for the lithotripsy entity notes payable by adjusting the discount factor of the obligations at the balance sheet date by the variance in borrowing rates between the inception dates and balance sheet date (Level 2 fair value measurement). Management noted no significant events that would otherwise affect the borrowers’ creditworthiness. Quoted market prices are not available for the Company’s notes payable.

Note 9 – Share-Based Payment

Pursuant to the USMD Holdings, Inc. 2010 Equity Compensation Plan (the “Plan”), the Company may grant equity awards to employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. At January 31, 2014, subject to approval by the

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2014

(Unaudited)

Company’s shareholders, the Company’s Board of Directors amended the terms of the Plan to increase the aggregate number of shares that may be issued under the Plan from 1,000,000 to 2,500,000. Stock options may be granted with a contractual life of up to ten years. At March 31, 2014, the Company had 154,229 shares available for grant under the Plan; this total excludes the additional shares pending shareholder approval.

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

Three Months Ended March 31, 2014
Risk-free interest rate	1.94%
Expected volatility of common stock	45.0%
Expected life of options	5.9 years
Dividend yield	0.00%

The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of exchange traded options and, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of stock options. A summary of stock option activity for the three months ended March 31, 2014 is as follows:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	583,697	$25.39
Granted	150,000	17.25
Exercised	—	—		$—
Forfeited	—	—

Outstanding as of March 31, 2014	733,697	$23.73	6.78	$—

Vested and expected to vest at March 31, 2014	311,986	$24.10	6.02	$—
Exercisable at March 31, 2014	277,822	$23.96	5.90	$—

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2014 was $6.80 per option. The fair value of stock options vested and share-based payment expense recognized for the three months ended March 31, 2014 was $479,000 and is included in salaries, wages and employee benefits. At March 31, 2014, the total unrecognized compensation cost related to nonvested share-based payment awards was $3,566,000, which is expected to be recognized over a remaining weighted-average period of 3.5 years.

Payments in Common Stock

For services rendered as members of the Company’s Board of Directors, the Company has elected to compensate those members in common stock of the Company. Grant dates occur on the last day of each month and the shares granted are fully vested and non-forfeitable. Shares are generally issued in arrears in three month blocks. Pursuant to the Plan, during the quarter ended March 31, 2014, the Company granted to members of its Board of Directors an aggregate 10,494 shares of its common stock with a grant date fair value of $153,000, which is included in other operating expenses on the Company’s statement of operations. On March 5, 2014, the Company issued 2,983 of those shares, with grant date fair value of $53,000.

Pursuant to the Plan, on March 5 and 6, 2014, the Company issued an aggregate 14,958 shares of its common stock with a grant date fair value of $244,000 to a member of senior management and members of the Company’s Board of Directors in payment of certain compensation accrued at December 31, 2013.

Pursuant to the Plan, for services rendered, the Company granted to a consultant of the Company 843 shares of common stock with a grant date fair value of $12,000. The shares granted are fully vested and non-forfeitable. On March 5, 2014, the Company issued to the consultant 518 of those shares with a grant date fair value of $8,000.

The common shares described above have not been registered under the Securities Act of 1933, as amended, and may not be transferred without an effective registration statement or pursuant to an appropriate exemption from such act.

Note 10 – Earnings per Share

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2014

(Unaudited)

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

Dilutive common shares related to the convertible subordinated notes are calculated in accordance with the if-converted method. Under the if-converted method, if dilutive, net income (loss) attributable to the Company’s stockholders is adjusted to add back the amount of after-tax interest charges recognized in the period, including any deemed interest from a beneficial conversion feature, and the convertible subordinated notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding. These securities are only dilutive to the extent that the after-tax interest charges per common share exceed basic earnings per share.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share and the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator :
Net earnings (loss) attributable to USMD Holdings, Inc. - basic	$(2,953)	$56
Effect of potentially dilutive securities:
Interest on convertible subordinated notes, net of tax	—	—

Net earnings (loss) attributable to USMD Holdings, Inc. - diluted	$(2,953)	$56

Denominator :
Weighted-average common shares outstanding	10,126	10,044
Effect of potentially dilutive securities:
Stock options	—	—
Convertible subordinated notes	—	—

Weighted-average common shares outstanding assuming dilution	10,126	10,044

Earnings (loss) per share attributable to USMD Holdings, Inc.:
Basic	$(0.29)	$0.01
Diluted	$(0.29)	$0.01

The following table presents the potential shares excluded from the diluted earnings (loss) per share calculation because the effect of including theses potential shares would be antidilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	729	391
Convertible subordinated notes	1,042	—

	1,771	391

Note 11 – Commitments and Contingencies

Financial Guarantees

As of March 31, 2014, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $20.4 million. The guarantees provide for recourse against the investee; however, if the Company were required to perform under the guarantees, recovery of any amount from investees would be unlikely. The remaining terms of these guarantees range from 10 to 72 months. The Company records a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2014

(Unaudited)

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

Certain subsidiaries of the Company in the ordinary course of business are party to various medical negligence lawsuits and wrongful termination lawsuits. In addition, subsidiaries of the Company have received notices of potential claims. For medical negligence lawsuits where the Company can reasonably estimate a range of loss, the Company estimates a reasonably possible range of loss of $-0- to $0.8 million. In the remaining lawsuits and the potential claims, the parties are in the early stages of discovery and/or the plaintiffs have not made specific demands for damages. Due to these circumstances, the Company is unable to estimate a reasonably possible range of loss related to these lawsuits and claims. The Company is insured against the claims described above and believes based on the facts known to date that any damage award related to such claims would be recoverable from its insurer.

The Company is subject to various additional claims and legal proceedings that have arisen in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Gain Contingency

On October 26, 2012, a subsidiary of the Company entered into a Mediation Settlement Agreement with an entity to which the subsidiary had provided management services under a long term contract. The entity agreed to pay the Company the sum of $650,000 to settle certain claims between the Company and the entity arising from the entity’s early termination of the contract. The Mediation Settlement Agreement required the entity to pay the Company $100,000 in November 2012 and to make fifty-five monthly payments of $10,000 on the first day of each month beginning December 2012. The Company concluded that collection of the settlement amount is not reasonably assured and has recorded the gain as amounts are collected. Effective April 11, 2014, the Company and the entity entered into a Lump Sum Settlement Agreement, whereby, for one lump sum payment of $342,500 received and recorded by the Company on April 18, 2014, all outstanding liabilities due under the Mediation Settlement Agreement are deemed to be fully paid and satisfied.

Operating Lease Commitments

At March 31, 2014, future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

April through December, 2014	$9,376
2015	11,800
2016	9,661
2017	7,915
2018	6,941
2019	6,180
Thereafter	27,969

Total	$79,842

Note 12 – Related Party Transactions

The Company provides management, clinical and support services to various nonconsolidated affiliates in which it has limited partnership or ownership interests. Management services revenue and accounts receivable from these entities are as follows:

	Management and Other Services Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31, 2014	December 31, 2013
	2014	2013
	(in thousands)
USMD Arlington	$2,508	$2,410	$372	$388
USMD Fort Worth	1,050	1,015	394	446
Other equity method investees	541	199	147	203

	$4,099	$3,624	$913	$1,037

One consolidated lithotripsy entity provides lithotripsy services to USMD Arlington and USMD Fort Worth. For the three months ended March 31, 2014 and 2013, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $0.5 million in both years.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2014

(Unaudited)

The Company leases space from USMD Arlington for certain of its physicians and its Arlington-based cancer treatment center. For the three months ended March 31, 2014 and 2013, the Company recognized rent expense related to USMD Arlington totaling $0.4 million in both years.

Note 13 – Subsequent Events

In May 2014, the Company introduced a unified brand – USMD Health System – that will reinforce its physician-led integrated health system message. In the coming months, the Company will replace the historical brands of acquired companies with the USMD Health System brand. The Company has on its balance sheets a $10.7 million indefinite lived intangible asset representing the trade names of acquired companies. As a result of the new branding, the Company will determine the current estimated fair value of the trade name asset, and, if the estimated fair value of the asset is less than the carrying value, the carrying value of the asset will be reduced to its current fair value and any remaining amount will be amortized over the estimated life of the asset.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, the terms “Holdings,” the “Company,” “we,” “us” and “our” refer to USMD Holdings, Inc. and its consolidated subsidiaries, unless otherwise stated or indicated by context.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains, and from time to time management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent management’s current expectations regarding future events, many of which, by their nature, are inherently uncertain and outside its control. The forward-looking statements contained in this Quarterly Report are based on information as of the date of this Quarterly Report on Form 10-Q. Many of these forward-looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. Whenever possible, we identify these statements by using words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions for future-tense or we may use conditional constructions (“will,” “may,” “should,” “could,” etc.). We caution you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and our actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law. Many factors that could cause actual results to differ from those in the forward-looking statements including, among others, those discussed under “Risk Factors,” in our Registration Statement on Form S-4 and those described elsewhere in this Quarterly Report on Form 10-Q and from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

Executive Overview

Background

We are an innovative early-stage physician-led integrated health system committed to maintaining the vital doctor-patient relationship that we believe results in higher quality and more affordable patient care. An integrated health system is considered early-stage when it has not yet established all the components necessary to be considered a fully integrated health system. Our focus and the focus of our healthcare providers is to deliver higher quality, more convenient, cost effective healthcare to our patients. We believe that our model brings primary care and specialist physicians together and places them in their proper role as leaders of healthcare delivery and that this important shift brings quality and patient satisfaction back to the forefront by making our providers responsible for patient outcomes and the overall clinical experience.

Through our subsidiaries and affiliates, we provide healthcare services to patients and management and operational services to healthcare providers. We operate in one physician-led integrated health system segment and provide healthcare services to patients in physician clinics, hospitals and other healthcare facilities, including cancer treatment centers and anatomical pathology and clinical laboratories. A wholly owned subsidiary of Holdings is the sole member of a Texas Certified Non-Profit Healthcare Organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, we provide management and operational services to two short-stay hospitals (in Arlington, Texas and Fort Worth, Texas) and provide management and/or operational services to six cancer treatment centers in five states and 22 lithotripsy service providers (i.e., kidney stone treatment) primarily located in the South-Central United States.

A subsidiary of the Company is an equal co-member of a Texas non-profit corporation that has been approved by the Texas Medical Board as a certified non-profit healthcare organization (“WNI-DFW”). WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model where we receive from the third party payer a fixed payment per member per month (“pmpm”) for a defined patient population to manage the healthcare of that population. In such a model, we are responsible for all cost of care of the population. The entity accomplishes this by managing patient care and by contracting with healthcare providers to provide needed healthcare services for the patient population. This differs from the fee-for-service model where we are paid based on specific services performed. Our WNI-DFW co-member is an industry leader in medical risk management and efficient healthcare delivery services. Under this model, our co-member provides broad care coordination and administrative services. USMD Physician Services provides physician services to the managed patient population. We consolidate the operations of WNI-DFW into our financial statements.

We intend to expand our physician-led integrated health system in the North Texas service area. Our success is dependent upon our ability to increase the number of physicians and specialists in our system, increase our Medicare Advantage managed patient population and expand the service offerings within our physician-led integrated health system – to move from an early-stage integrated health system to a fully integrated health system. Our near term growth and success is dependent upon our ability to execute our expansion strategy and to organize and successfully assimilate those new components into our healthcare delivery model.

At March 31, 2014, USMD Physician Services operated out of 62 clinics and other healthcare facilities and employed 131 primary care and pediatric physicians and 84 physician specialists.

For the periods presented, we had the following productivity statistics:

	Three Months Ended March 31,
	2014	2013
Patient encounters (i)	221,235	222,328
RVU’s (ii)	353,369	364,007
Lab tests (iii)	343,798	296,641
Imaging procedures (iii)	11,263	11,514
Cancer treatment center fractions treated (iii)	11,190	13,994
Lithotripsy cases (iii)	2,116	2,280
Capitated members	6,881	—
Capitated member months (iv)	18,001	—

i.	A patient encounter is registered when a patient sees his or her physician.
ii.	Relative Value Units (“RVUs”) are equivalent to physician work RVUs as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVUs as measures of physician productivity and utilization and RVUs are also a component of physician compensation.
iii.	Lab tests, imaging procedures, cancer treatment center fractions and lithotripsy cases are all production metrics based on Current Procedural Terminology codes.
iv.	Member months represent the aggregate number of months of healthcare services WNI-DFW has provided to capitated members.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Three Months Ended March 31,				Three Month Variance
	2014		2013		2014 vs. 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$44,206	65.0%	$45,151	79.4%	$(945)	-2.1%
Capitated revenue	13,218	19.4%	480	0.8%	12,738	2653.8%
Management and other services revenue	5,827	8.6%	5,982	10.5%	(155)	-2.6%
Lithotripsy revenue	4,759	7.0%	5,279	9.3%	(520)	-9.9%

Net operating revenue	68,010	100.0%	56,892	100.0%	11,118	19.5%

Operating expenses:
Salaries, wages and employee benefits	39,686	58.4%	37,459	65.8%	2,227	5.9%
Medical supplies and services expense	17,740	26.1%	5,280	9.3%	12,460	236.0%
Rent expense	3,712	5.5%	3,399	6.0%	313	9.2%
Provision for doubtful accounts	(15)	0.0%	(36)	-0.1%	21	-58.3%
Other operating expenses	8,111	11.9%	6,514	11.4%	1,597	24.5%
Depreciation and amortization	1,877	2.8%	1,943	3.4%	(66)	-3.4%

	71,111	104.6%	54,559	95.9%	16,552	30.3%

Income (loss) from operations	(3,101)	-4.6%	2,333	4.1%	(5,434)	-232.9%
Other income, net	1,594	2.3%	563	1.0%	1,031	183.1%

Income (loss) before provision for income taxes	(1,507)	-2.2%	2,896	5.1%	(4,403)	-152.0%
Provision (benefit) for income taxes	(416)	-0.6%	356	0.6%	(772)	-216.9%

Net income (loss)	(1,091)	-1.6%	2,540	4.5%	(3,631)	-143.0%
Less: net income attributable to noncontrolling interests	(1,862)	-2.7%	(2,484)	-4.4%	622	-25.0%

Net income (loss) attributable to USMD Holdings, Inc.	$(2,953)	-4.3%	$56	0.1%	$(3,009)	-5373.2%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (dollars in thousands):

	Three Months Ended March 31,				Three Month Variance
	2014		2013		2014 vs. 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$35,617	52.4%	$36,502	64.2%	$(885)	-2.4%
Imaging	841	1.2%	1,065	1.9%	(224)	-21.0%
Diagnostic laboratories	3,435	5.1%	3,121	5.5%	314	10.1%
Cancer treatment center	3,568	5.2%	3,788	6.7%	(220)	-5.8%

Total patient encounter based clinic net patient service revenue	43,461	63.9%	44,476	78.2%	(1,015)	-2.3%
Other physician revenue	745	1.1%	675	1.2%	70	10.4%

Total net patient service revenue	44,206	65.0%	45,151	79.4%	(945)	-2.1%

Capitated revenue	13,218	19.4%	480	0.8%	12,738	2653.8%

Management and other services revenue:
Hospital management revenue	3,556	5.2%	3,421	6.0%	135	3.9%
Lithotripsy management revenue	372	0.5%	339	0.6%	33	9.7%
Cancer treatment center management revenue	1,197	1.8%	1,504	2.6%	(307)	-20.4%
Other services revenue	702	1.0%	718	1.3%	(16)	-2.2%

	5,827	8.6%	5,982	10.5%	(155)	-2.6%

Lithotripsy revenue	4,759	7.0%	5,279	9.3%	(520)	-9.9%

Net operating revenue	$68,010	100.0%	$56,892	100.0%	$11,118	19.5%

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

Patient encounter based clinic net patient service revenue decreased $1.0 million or 2.3% driven by decreases in patient encounters and RVUs of 0.5% and 2.9%, respectively, for the three months ended March 31, 2014 as compared to 2013. Net patient service revenue per patient encounter decreased 1.8%, resulting from an overall lower acuity case mix combined with an unfavorable shift in payer mix. This shift in acuity is reflected in an approximately 10% decline in RVUs per charge, which generally garners lower reimbursement per patient encounter. The shift in payer mix was reflected by an increase in utilization by beneficiaries enrolled in government program payer sources from 36% to 38% of charges. The change in case mix and payer mix contributed $0.8 million of the decline in net patient service revenue.

- Capitated Revenue

In June 2013, WNI-DFW began operations and we began recording capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue increased $12.7 million to $13.2 million for the three months ended March 31, 2014 from $0.5 million in 2013 due to WNI-DFW.

We anticipate increasing our capitated member counts through WNI-DFW or other entities focused on the Medicare Advantage market as we execute our strategy to move from an early-stage integrated health system to a fully integrated health system.

- Management and Other Services Revenue

Management services revenue includes revenue earned through the provision of management and support services to our nonconsolidated managed entities. Management services revenue decreased 2.6% to $5.8 million for the three months ended March 31, 2014 from $6.0 million in 2013.

Hospital management revenue earned from USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) increased $0.1 million or 3.9% due to a contractual 5.7% inflation adjustment to reimbursable management and support costs. The hospitals will continue to receive annual inflation adjustments to reimbursable management and support costs equivalent to the Bureau of Labor and Statistics Healthcare Services component of the Consumer Price Index. A favorable shift to a higher acuity surgical case mix at the hospitals was mitigated in part by an unfavorable change in commercial vs. government payer mix in 2014 as compared to 2013. This case mix, net of the payer mix-pricing shifts contributed $0.1 million to the increase in hospital management revenue and was offset by a decrease in hospital management revenue related to a 2.2% decrease in surgical case volume in 2014 compared to 2013.

Cancer treatment center management revenue decreased $0.3 million in 2014 as compared to 2013. We earn cancer treatment center management revenue by charging the cancer treatment center a contracted management fee that is based on a percentage of the managed entity’s account collections, net income, a combination of collections and net income, or a fixed monthly fee with reimbursement of variable support costs. We negotiate the management fee with each cancer treatment center and it differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of cancer treatment center management revenue. In the second and fourth quarters of 2013, two contractual management arrangements with mature cancer treatment center groups affecting six cancer treatment centers were terminated. We also began managing four newly opened cancer treatment centers during the second quarter of 2013. The net effect of this activity resulted in a $0.3 million decrease in consolidated cancer treatment center management revenue for the three months ended March 31,

2014 as compared to 2013. A slight decrease in same facility cancer treatment center volumes was offset by a slight increase in management services revenues per managed cancer center treatment due to higher collections at the center with the highest management fee rate. Same facility year over year individual entity contractual rates did not change in 2014.

- Lithotripsy Revenue

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which decreased 9.9% or $0.5 million, to $4.8 million for the three months ended March 31, 2014 from $5.3 million in 2013. Lithotripsy entity case counts decreased 7.2% resulting in a decrease in lithotripsy revenue of $0.3 million in 2014 as compared to 2013. A decrease in average contract price rate for the consolidated lithotripsy entities resulted in an additional $0.2 million decline. We anticipate downward pricing pressure to continue to negatively impact lithotripsy revenue in 2014.

Operating Expenses

While executing plans to expand our physician-led integrated health system in the North Texas service area, we increased our number of health care providers by 19 full time equivalent positions and we prepared our physician clinics to handle increased expenses related to an increase in patients served and patient encounters.

Salaries, wages and employee benefits increased to $39.7 million for the three months ended March 31, 2014 from $37.5 million in 2013. The increase is primarily related to the growth in headcount of physicians and physician support staff. Salaries, wages and employee benefits as a percentage of net operating revenue declined to 58.4% for the three months ended March 31, 2014 from 65.8% in 2013. In April 2014, we eliminated certain staff positions.

Medical supplies and services expense increased $12.5 million to $17.7 million for the three months ended March 31, 2014 from $5.3 million in 2013 due primarily to the operations at WNI-DFW. WNI-DFW began managing patient care in June 2013 and the related cost of healthcare services resulted in an increase of $11.9 million. In addition during the second quarter of 2013, we began purchasing certain oncology drugs which have a higher cost of revenue. The remaining increase of $0.6 million is primarily due to these drugs.

Rent expense increased $0.3 million to $3.7 million for the three months ended March 31, 2014 from $3.4 million in 2013 due primarily to the relocation of one of our business offices and the consolidation of certain physician clinics during 2013. The new business office and physician clinics have more space and higher rents than the locations they replaced.

Other operating expenses consist primarily of professional fees, purchased services, repairs and maintenance and other expense. Other operating expenses increased 24.5% to $8.1 million for the three months ended March 31, 2014 from $6.5 million in 2013. The increase is primarily related to a $0.4 million increase related to consulting fees, a $0.3 million increase in purchased services, a $0.2 million increase in repairs and maintenance and a $0.2 million increase in management fees. The first quarter of 2014 included significant expenses for external resources associated with the conversion to our new financial accounting and reporting systems, the building of infrastructure for new managed care members and the implementation of software and training related to Centers for Medicare and Medicaid Services regulations which will impact our future coding and billing process (ICD-10). We do not anticipate the continuance of these initiatives or their associated costs into the remainder of 2014.

Other Income, net

Other income, net increased $1.0 million to $1.6 million for the three months ended March 31, 2014 from $0.6 million in 2013 due primarily to a $1.4 million increase in equity in income of nonconsolidated affiliates. Increased ownership interests in USMD Arlington as a result of the September 2013 acquisition of Class P partnership interests accounted for a $0.6 million increase. An additional $0.8 million increase in equity in income of nonconsolidated affiliates is a result of increased profitability at USMD Arlington and USMD Fort Worth and the beginning of operations at cancer treatment centers in Alaska and Missouri. Net interest expense increased $0.4 million primarily due to the issuance of convertible subordinated notes for the acquisition of the Class P partnership interests.

Provision (Benefit) for Income Taxes

Holdings’ effective tax rates were 27.7% and 12.3% for the three months ended March 31, 2014 and 2013, respectively. The increase in the effective rate is primarily due to the impact net income attributable to noncontrolling interests has on the tax rate when a pretax loss exists, as it did for the quarter ended March 31, 2014, and the impact of recording the tax provision using the estimated annual effective tax rate in a period of pretax loss.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Holdings’ ownership interests in our consolidated entities. Net income attributable to noncontrolling interests decreased $0.6 million to $1.9 million for the three months ended March 31, 2014 from $2.5 million in 2013. The decrease is primarily related to a decline in net income of the consolidated lithotripsy entities.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations including distributions from USMD Arlington and USMD Fort Worth. As of March 31, 2014, we had $2.3 million of unrestricted cash and cash equivalents available for general corporate purposes. This amount is net of $7.9 million of cash held by consolidated entities that is only available to the specific consolidated entity. We believe these sources of cash will be adequate to fund our working capital requirements, debt service obligations, capital expenditures and other ongoing cash needs until 2019, when the convertible subordinated notes are due. In addition, under certain circumstances, we utilize common stock as a form of liquidity, primarily in payment of certain compensation and when acquiring physician practices.

Under our existing credit agreement, we currently have a limited ability to expand our debt financing. No additional borrowings are available under existing corporate credit facilities. We believe that additional or replacement liquidity is available to us through alternative combination debt/equity financings. However, adequate funds may not be available when needed or may be available only on terms not acceptable to us. Such financings could have a negative impact on our long-term cash flows and results of operations and may be dilutive to existing stockholders.

Our credit agreement provides for a revolving credit facility commitment of up to $3.0 million through June 30, 2015. The revolving credit facility is available for working capital needs. As of March 31, 2014, we had borrowed $3.0 million under the facility and no additional amounts were available to borrow under the revolving credit facility. As of March 31, 2014, we maintained a restricted cash compensating balance of $5.0 million as collateral related to borrowings under our credit agreement. On April 18, 2014, the $5.0 million restricted cash was used to pay in full our $5.0 million Tranche C Term Loan.

Our consolidated lithotripsy entities have historically secured bank debt and capital leases to finance the acquisition of lithotripter equipment.

As we continue to execute our strategy to expand our physician-led integrated health system in the North Texas service area, we will continue to incur acquisition, integration and infrastructure investment costs. As our business model begins maturing, we believe cash flows from operations will provide the cash flow necessary to support integration costs and infrastructure investment. Significant acquisitions may be financed with our equity, existing cash and/or additional debt. However, certain growth plans and infrastructure investment may be curtailed dependent upon the availability of cash and debt. In addition, our WNI-DFW joint venture may require additional capital infusions from us.

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Three Months Ended March 31,		Three Months Variance
	2014	2013	2014 vs. 2013
Cash flows from operating activities:
Net income (loss)	$(1,091)	$2,540	$(3,631)
Net income (loss) to net cash reconciliation adjustments	600	4,731	(4,131)
Change in operating assets and liabilities, net of effects of business combinations	1,810	(3,930)	5,740

Net cash provided by operating activities	1,319	3,341	(2,022)

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(46)	—	(46)
Capital expenditures	(406)	(1,142)	736
Investments in nonconsolidated affiliates	—	(200)	200
Proceeds from sale of property and equipment	77	45	32

Net cash used in investing activities	(375)	(1,297)	922

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,314)	(1,264)	(50)
Principal payments on related party long-term debt	(157)	(143)	(14)
Payment of debt issuance costs	(62)	(63)	1
Distributions to noncontrolling interests, net of contributions	(2,318)	(2,189)	(129)

Net cash used in financing activities	(3,851)	(3,659)	(192)

Net decrease in cash and cash equivalents	(2,907)	(1,615)	(1,292)
Cash and cash equivalents at beginning of year	13,137	6,878	6,259

Cash and cash equivalents at end of period	$10,230	$5,263	$4,967

Operating Activities

During 2014, we had increases in accounts payable and accrued liabilities that were partially offset by increases in accounts receivable.

The increase in accounts receivable is primarily due to an increase in clinic patient services accounts receivable. Days outstanding increased from 34 days at December 31, 2013 to 35 days at March 31, 2014. The net growth in accounts payable and accrued liabilities is primarily due to a $6.0 million increase in incurred but not reported medical claims related to our increase in WNI-DFW capitated members and a net decrease of $0.7 million in accounts payable and other accrued liabilities.

Investing Activities

Net cash used in investing activities of $0.4 million in 2014 was primarily attributable to capital expenditures. Cash paid for capital expenditures was primarily for medical equipment, technology infrastructure and leasehold improvements.

We anticipate capital expenditures of $2.0 million to $2.5 million in 2014, primarily related to investments in our technology infrastructure, imaging equipment and the replacement of certain lithotripsy equipment at our consolidated lithotripsy entities.

Financing Activities

The increase in payments on long-term debt and capital lease obligations during 2014 is primarily related to the increase in consolidated lithotripsy partnership equipment notes payable. During the third quarter of 2013, one of the Company’s consolidated lithotripsy partnerships executed a $0.5 million note payable with a third party to finance the purchase of equipment from another consolidated lithotripsy partnership.

As a result of Amendment No. 4 (see Credit Agreement below) suspending scheduled payments of principal and interest on our subordinated related party notes payable through September 30, 2014, our principal payments on related party long-term debt will decline $0.3 million in aggregate, during the second and third quarters of 2014.

Distributions to noncontrolling interests, net of contributions, were $2.3 million in 2014. The decrease is primarily related to a decline in profitability at those entities.

Credit Agreement

For the principal terms of the Credit Agreement, see Note 10, Long-Term Debt, Capital Lease Obligations and Other Long-Term Liabilities, in our December 31, 2013 Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K.

On February 25, 2014, we entered into Amendment No. 3 to the Credit Agreement which, among other things, extended the maturity date of the Revolver from February 28, 2014 to June 30, 2015. In addition, the amendment reduced the minimum fixed charge coverage ratio requirement and established the senior leverage ratio requirement.

In March 2014, we determined that we had not been in compliance with our fixed charge coverage ratio or senior leverage ratio covenants. Effective April 14, 2014, we obtained from the Credit Agreement lenders a permanent waiver of the existing covenant violations. In addition, we entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”) which modified the fixed charge coverage ratio and senior leverage ratio covenant requirements and established a minimum adjusted EBITDA financial covenant. In addition, Amendment No. 4 reduced the Revolver commitment amount from $10,000,000 to $3,000,000 and modified the Tranche C Term Loan maturity date to April 21, 2014. Amendment No. 4 also prohibits scheduled payments of principal and interest on our subordinated related party notes payable through September 30, 2014.

As amended, the Credit Agreement requires we maintain a fixed charge coverage ratio greater than or equal to 0.35:1.00 for the period of four consecutive fiscal quarters ending March 31, 2014 and 1.25:1.00 for any period of four consecutive fiscal quarters from and including June 30, 2014 through August 31, 2017. In addition, we are required to maintain a senior leverage ratio less than or equal to 3.10:1.00 for the period of four consecutive fiscal quarters ending March 31, 2014, 1.25:1.00 for the period of four consecutive fiscal quarters ending June 30, 2014 and 1.00:1.00 for any period of four consecutive fiscal quarters from and including September 30, 2014 through August 31, 2017. Finally, we must maintain a minimum adjusted EBITDA of $0.8 million for any calendar month beginning with the month ended April 30, 2014. We were in compliance with the financial covenant requirements as of March 31, 2014.

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

As of March 31, 2014, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $20.4 million. The guarantees provide for recourse against the investee; however, if we are required to perform under one or more guarantees, recovery of any amount would be unlikely. The remaining terms of these guarantees range from 10 to 72 months. We record a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe the likelihood that we will have to perform under these agreements is remote.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to the December 31, 2013 consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data in our Annual Report on Form 10-K filed with the SEC. Those significant accounting policies that we consider to be the most critical to aid in fully understanding and evaluating reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K filed with the SEC.

Subsequent to the filing of our 2013 Annual Report on Form 10-K, there have been no material changes to our critical accounting policies.

Recent Accounting Pronouncements

Subsequent to the filing of our 2013 Annual Report on Form 10-K, there have been no recently issued and/or adopted accounting policies that we believe would have a material impact on our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

On June 1, 2013, we began consolidating the balance sheets, results of operations and cash flows of WNI-DFW. We are in the process of extending to WNI-DFW our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act. The internal controls and processes of WNI-DFW will be included in our assessment and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2014.

During our evaluation of the effectiveness of internal controls over financial reporting as of December 31, 2013, our management identified material weaknesses in the areas of Human Resources Benefits Management and Financial Covenant Compliance and Disclosure. We designed and implemented mitigating controls addressing both material weaknesses in the first quarter. These controls will be tested during the year as part of our Section 404 compliance program.

Except as noted above, there have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding material pending legal proceedings in which we are involved, see Note 11- Commitments and Contingencies in our March 31, 2014 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

In the first quarter of 2014, we granted 21,260 shares of our common stock to a member of senior management and certain members of our board of directors as compensation for their services in 2013 and 2014.

In the first quarter of 2014, we granted 843 shares of our common stock to a consultant as compensation for certain consulting services performed.

In the first quarter of 2014, we issued 5,713 shares of our common stock in connection with our acquisition of two physician practices. The shares had an estimated fair value of $82,000.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, with respect to the issuance of these shares. The issuances did not involve a public offering and the certificates representing these shares bear a restricted legend indicating that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. The recipients were either “accredited investors” or had access to similar documentation and information as would be required in a registration statement under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amendment No. 3 to Credit Agreement dated February 25, 2014 by and among registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 27, 2014).

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carolyn P. Jones, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carolyn P. Jones, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Carolyn Jones
Carolyn Jones, Chief Financial Officer
(On behalf of registrant and as Principal Financial Officer)

Date: May 15, 2014