Form 10-Q
period 2014-06-30
USMD Holdings, Inc.
filed 2014-08-14
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The registrant had 10,153,348 shares of common stock outstanding as of August 8, 2014.

USMD HOLDINGS, INC.

PART 1 – FINANCIAL INFORMATION

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS(1)
Current assets:
Cash and cash equivalents	$16,259	$13,137
Restricted cash	—	5,000
Accounts receivable, net of allowance for doubtful accounts of $1,293 and $1,758 at June 30, 2014 and December 31, 2013, respectively	23,053	23,970
Inventories	1,558	1,580
Deferred tax assets	3,483	742
Prepaid expenses and other current assets	3,283	3,177

Total current assets	47,636	47,606
Property and equipment, net	21,113	23,491
Investments in nonconsolidated affiliates	59,244	61,822
Goodwill	118,176	118,176
Intangible assets, net of accumulated amortization of $11,985 and $2,675 at June 30, 2014 and December 31, 2013, respectively	17,728	27,033
Other assets	385	324

Total assets	$264,282	$278,452

LIABILITIES(2) AND EQUITY
Current liabilities:
Accounts payable	$5,842	$2,500
Accrued payroll	10,425	12,599
Other accrued liabilities	14,222	10,757
Other current liabilities	842	1,059
Current portion of long-term debt	6,571	7,473
Current portion of related party long-term debt	665	650
Current portion of capital lease obligations	384	369

Total current liabilities	38,951	35,407
Other long-term liabilities	1,564	1,485
Deferred compensation payable	4,457	4,641
Long-term debt, less current portion	27,630	33,939
Related party long-term debt, less current portion	2,912	3,084
Capital lease obligations, less current portion	487	683
Deferred tax liabilities	20,581	23,688

Total liabilities	96,582	102,927
Commitments and contingencies
Equity:
USMD Holdings, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 10,153,348 and 10,121,462 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	102	101
Additional paid-in capital	159,614	158,360
Retained earnings	4,314	13,650
Accumulated other comprehensive loss	(2)	(2)

Total USMD Holdings, Inc. stockholders’ equity	164,028	172,109
Noncontrolling interests in subsidiaries	3,672	3,416

Total equity	167,700	175,525

Total liabilities and equity	$264,282	$278,452

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
(1) Assets of consolidated variable interest entity (“VIE”) included in total assets above (after elimination of intercompany transactions and balances):
Cash and cash equivalents	$6,470	$1,257
Accounts receivable	2,623	175
Deferred tax asset	2,718	671

Total current assets	$11,811	$2,103

The assets of the consolidated VIE can only be used to settle the obligations of the VIE.

(2) Liabilities of consolidated VIE included in total liabilities above (after elimination of intercompany transactions and balances):
Other accrued liabilities	$9,858	$2,108

Total current liabilities	$9,858	$2,108

The liabilities of the consolidated VIE are obligations of the VIE and the creditors have no recourse to USMD Holdings, Inc.

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Patient service revenue	$45,566	$44,251	$90,268	$90,257
Provision for doubtful accounts related to patient service revenue	(767)	107	(1,263)	(748)

Net patient service revenue	44,799	44,358	89,005	89,509
Capitated revenue	15,642	1,382	28,860	1,862
Management and other services revenue	6,286	7,091	12,113	13,073
Lithotripsy revenue	5,429	5,386	10,188	10,665

Net operating revenue	72,156	58,217	140,166	115,109

Operating expenses:
Salaries, wages and employee benefits	41,142	39,017	80,828	76,476
Medical supplies and services expense	18,282	6,194	36,022	11,474
Rent expense	3,963	3,776	7,675	7,175
Provision for doubtful accounts	63	49	48	13
Other operating expenses	8,563	6,797	16,674	13,311
Depreciation and amortization	10,299	1,939	12,176	3,882

Total operating expenses	82,312	57,772	153,423	112,331

Income (loss) from operations	(10,156)	445	(13,257)	2,778
Other income (expense):
Interest expense, net	(721)	(342)	(1,393)	(657)
Equity in income of nonconsolidated affiliates, net	3,255	2,847	5,519	3,667
Other gain (loss), net	(217)	(116)	(215)	(58)

Total other income, net	2,317	2,389	3,911	2,952

Income (loss) before provision for income taxes	(7,839)	2,834	(9,346)	5,730
Provision (benefit) for income taxes	(3,907)	168	(4,323)	524

Net income (loss)	(3,932)	2,666	(5,023)	5,206
Less: net income attributable to noncontrolling interests	(2,451)	(2,408)	(4,313)	(4,892)

Net income (loss) attributable to USMD Holdings, Inc.	$(6,383)	$258	$(9,336)	$314

Earnings (loss) per share attributable to USMD Holdings, Inc.
Basic	$(0.63)	$0.03	$(0.92)	$0.03
Diluted	$(0.63)	$0.03	$(0.92)	$0.03
Weighted average common shares outstanding
Basic	10,149	10,081	10,138	10,062
Diluted	10,149	10,087	10,138	10,062

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(3,932)	$2,666	$(5,023)	$5,206
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	4	—	12

Total other comprehensive income	—	4	—	12

Comprehensive income (loss)	(3,932)	2,670	(5,023)	5,218
Less: comprehensive income attributable to noncontrolling interests	(2,451)	(2,408)	(4,313)	(4,892)

Comprehensive income (loss) attributable to USMD Holdings, Inc. common stockholders	$(6,383)	$262	$(9,336)	$326

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	USMD Holdings, Inc. Common Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total USMD Holdings, Inc.	Noncontrolling Interests in Subsidiaries	Total Equity
	Shares Outstanding	Par Value
Balance at December 31, 2013	10,121	$101	$158,360	$(2)	$13,650	$172,109	$3,416	$175,525
Net income (loss)	—	—	—	—	(9,336)	(9,336)	4,313	(5,023)
Share-based payment expense - stock options	—	—	769	—	—	769	—	769
Share-based payment expense - common stock	5	1	74	—	—	75	—	75
Common stock issued in business combinations	12	—	167	—	—	167	—	167
Common stock issued for payment of accrued liabilities	15	—	244	—	—	244	—	244
Capital contributions from noncontrolling shareholders	—	—	—	—	—	—	119	119
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(4,176)	(4,176)

Balance at June 30, 2014	10,153	$102	$159,614	$(2)	$4,314	$164,028	$3,672	$167,700

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(5,023)	$5,206
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	1,311	761
Depreciation and amortization of property and equipment	2,866	2,987
Amortization of intangible assets and debt issuance costs	9,400	991
Accretion of debt discount	234	—
Loss on sale or disposal of assets, net	215	62
Equity in income of nonconsolidated affiliates, net	(5,519)	(3,667)
Distributions from nonconsolidated affiliates	8,097	3,375
Share-based payment expense	1,115	184
Deferred income tax benefit	(5,848)	(31)
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(394)	(3,019)
Inventories	60	(203)
Prepaid expenses and other assets	(106)	(82)
Current liabilities	4,389	3,694
Other noncurrent liabilities	(105)	(404)

Net cash provided by operating activities	10,692	9,854

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(80)	—
Capital expenditures	(576)	(1,519)
Investments in nonconsolidated affiliates	—	(200)
Proceeds from sale of property and equipment	77	101

Net cash used in investing activities	(579)	(1,618)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(7,626)	(2,521)
Principal payments on related party long-term debt	(157)	(291)
Payment of debt issuance costs	(151)	(63)
Restricted cash	5,000	—
Borrowings on revolving credit facility	—	3,000
Proceeds from exercise of stock options	—	100
Capital contributions from noncontrolling interests	119	562
Distributions to noncontrolling interests	(4,176)	(5,504)

Net cash used in financing activities	(6,991)	(4,717)

Net increase in cash and cash equivalents	3,122	3,519
Cash and cash equivalents at beginning of year	13,137	6,878

Cash and cash equivalents at end of period	$16,259	$10,397

Supplemental non-cash investing and financing information:
Liabilities paid in common stock	$244	$647
Fair value of common stock issued in business combinations	$167	$—
Fair value of assets acquired in business combinations, excluding cash	$247	$—
Other liabilities financed	$—	$461
Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$939	$499
Interest to related parties	$83	$189
Income tax	$1,720	$1,116
Cash received for—
Income tax refund	$—	$802

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 1 – Description of Business, Basis of Presentation and Recently Issued Accounting Pronouncements

Description of Business:

USMD Holdings, Inc. (“USMD” or the “Company”) is a Delaware corporation formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation, Urology Associates of North Texas, L.L.P., a Texas limited liability partnership, and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”) (such transaction, the “Contribution”). USMD described this transaction in its registration statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”). Prior to the consummation of the Contribution, Ventures and USMD entered into a merger agreement with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”) and a merger agreement with Impel Management Services, L.L.C., a Texas limited liability company (“Impel”), pursuant to which the businesses of MCNT and Impel were merged into subsidiaries of Ventures immediately prior to the Contribution, and these businesses were contributed by Ventures to USMD as part of the Contribution. USMD described these transactions in a post-effective amendment to its registration statement filed with the SEC on February 10, 2012, which was declared effective on April 30, 2012. Effective August 31, 2012, USMD and the other parties consummated the Contribution.

The Company is an innovative early-stage physician-led integrated health system. Through its subsidiaries and affiliates, the Company provides healthcare services to patients in physician clinics, hospitals and other healthcare facilities, and the Company also provides management and operational services to hospitals and other healthcare service providers. An integrated health system is considered early-stage when it has not yet established all the components necessary to be considered a fully integrated health system.

A wholly owned subsidiary of the Company is the sole member of a Texas certified non-profit health organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, the Company provides management and operational services to two short-stay hospitals in the Dallas-Fort Worth, Texas metropolitan area and provides management and/or operational services to four cancer treatment centers in three states and 22 lithotripsy service providers primarily located in the South-Central United States. Of these managed entities, the Company has limited ownership interests in the two hospitals, two cancer treatment centers and 18 lithotripsy service providers. The Company consolidates the 18 lithotripsy service providers into its financial statements. In addition, the Company wholly owns and operates two clinical laboratories, one anatomical pathology laboratory, one cancer treatment center and one lithotripsy service provider in the Dallas-Fort Worth, Texas metropolitan area.

Basis of Presentation:

The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information in this report not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of the Company’s management, are necessary for fair presentation of the condensed consolidated financial statements. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 15, 2014.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU-2014-09”). ASU 2014-09 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contact, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The provisions of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the update recognized at the date of the initial application along with additional disclosures. ASU 2014-09 is effective for the Company beginning January 1, 2017. Early adoption is not permitted. Management is evaluating the impact that adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2014

(Unaudited)

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). Among other provisions and in addition to expanded disclosures, ASU 2014-08 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-08 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed or is classified as held for sale. This disclosure is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU 2014-08 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted.

The Company may, from time-to-time, identify business units that do not meet the Company’s ongoing or future business strategy. In accordance with ASU 2014-08, in the event that an individually significant business unit is identified for disposal but does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, the results of the identified business unit would continue to be reported as a component of the Company’s consolidated results. However, in this event and in accordance with ASU 2014-08, additional disclosures would be required.

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

Note 2 – Variable Interest Entity

In April 2013, the Company became an equal co-member of a Texas non-profit corporation that has been approved by the Texas Medical Board as a certified non-profit health organization (“WNI-DFW”). WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which an entity receives from the third party payer a fixed payment per member per month for a defined patient population, and the entity is then responsible for arranging and/or providing all of the healthcare services required by that patient population. The entity accomplishes this by managing patient care and by contracting with healthcare providers to provide needed healthcare services for the patient population. In such a model, the contracting entity is then responsible for incurring or paying for the cost of healthcare services required by that patient population. The entity generates a net surplus if the cost of all healthcare services provided to the patient population is less than the payments received from the third party payer, and it generates a net deficit if the cost of such services is higher than the payments received. In early May 2013, the Company and its equal co-member both made a $100,000 capital contribution to WNI-DFW. On June 1, 2013, WNI-DFW commenced operations.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2014

(Unaudited)

The following table summarizes the carrying amount of the assets and liabilities of WNI-DFW included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances) (in thousands):

	June 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$6,470	$1,257
Accounts receivable	2,623	175
Deferred tax asset	2,718	671

Total current assets	$11,811	$2,103

Current liabilities:
Other accrued liabilities	$9,858	$2,108

Total current liabilities	$9,858	$2,108

The assets of WNI-DFW can only be used to settle obligations of WNI-DFW. The creditors of WNI-DFW have no recourse to the general credit of the Company. The Company is contractually obligated to fund net deficits of WNI-DFW. In January 2014, as a result of a deficit at WNI-DFW, the Company advanced WNI-DFW $0.7 million.

The results of operations and cash flows of WNI-DFW are included in the Company’s consolidated financial statements beginning June 1, 2013.

For the three and six months ended June 30, 2014, WNI-DFW contributed capitated revenue of $15.6 million and $28.9 million, respectively, and income before provision for income taxes of $2.6 million and $3.4 million (after elimination of intercompany transactions), respectively. For both the three and six months ended June 30, 2013, WNI-DFW contributed capitated revenue of $0.9 million and income before provision for income taxes of $39,000 (after elimination of intercompany transactions), respectively.

Estimated Medical Claims Liability

In connection with the operations of WNI-DFW, the Company makes estimates related to incurred but not reported medical claims (“IBNR”) of WNI-DFW. The patient population to which WNI-DFW provides health services has limited medical claims activity from which claims-based actuarial judgments can be made. In addition, the full population is relatively small for precise actuarial determinations. Therefore, in addition to calculating IBNR using an actuarial estimate based on historical medical claims activity, management includes an adjustment factor based on broader patient populations deemed to be similar in risk profile to the WNI-DFW managed patient population. If actual results are not consistent with the Company’s estimate, the Company may be exposed to variances in medical supplies and services expense that may be material. At June 30, 2014 and 2013, the Company has recorded IBNR payable of $7.8 million and $0.8 million, which is included in other accrued liabilities.

Note 3 – Business Combinations

In February and March 2014, the Company acquired three small physician practices and the physicians became employees of the Company. As consideration for the acquired practices, the Company paid $80,000 in cash and issued to the former owners of the acquired practices 12,385 shares of the Company’s common stock with an estimated fair value of $167,000.

The following table summarizes the estimated fair values of assets acquired at the business combination date. No liabilities were assumed in the transactions.

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

Note 4 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USMD Hospital at Arlington, L.P.	$48,773	46.40%	$50,055	46.40%
USMD Hospital at Fort Worth, L.P.	9,721	30.88%	11,246	30.88%
Other	750	4%-34%	521	4%-34%

	$59,244		$61,822

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2014

(Unaudited)

At June 30, 2014, USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) were significant equity investees, as that term is defined by SEC Regulation S-X Rule 8-03(b)(3). Financial information for USMD Arlington and USMD Forth Worth is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
USMD Arlington:
Revenue	$23,491	$24,383	$43,552	$44,149
Income from operations	$5,907	$7,050	$9,797	$10,242
Income from continuing operations	$5,113	$7,700	$8,316	$10,112
Net income	$5,113	$7,700	$8,316	$10,112

USMD Fort Worth:
Revenue	$10,150	$9,633	$18,544	$17,583
Income from operations	$2,472	$2,392	$4,385	$3,464
Income from continuing operations	$2,285	$2,200	$4,010	$3,022
Net income	$2,285	$2,200	$4,010	$3,022

Note 5 – Patient Service Revenue

The Company’s patient service revenue by payer is summarized in the table that follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$14,051	31.4%	$12,931	29.2%	$26,668	30.0%	$25,612	28.6%
Medicaid	371	0.8	384	0.9	734	0.8	771	0.9
Managed care and commercial payers	30,374	67.8	29,884	67.4	61,089	68.6	61,735	69.0
Self-pay	770	1.7	1,052	2.4	1,777	2.0	2,139	2.4

Patient service revenue before provision for doubtful accounts	45,566	101.7	44,251	99.8	90,268	101.4	90,257	100.8
Patient service revenue provision for doubtful accounts	(767)	(1.7)	107	0.2	(1,263)	(1.4)	(748)	(0.8)

Net patient service revenue	$44,799	100.0%	$44,358	100.0%	$89,005	100.0%	$89,509	100.0%

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

Balance at December 31, 2013	Provision for Doubtful Accounts Related to Patient Service Revenue	Provision for Doubtful Accounts	Write-offs	Balance at June 30, 2014
$1,758	1,263	48	(1,776)	$1,293

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2014

(Unaudited)

Note 6 – Intangible Assets – Trade Names

In May 2014, the Company introduced a unified brand – USMD Health System – that will reinforce its physician-led integrated health system message. Over time, the Company will replace the historical brands of acquired companies with the USMD Health System brand. Prior to introduction of the new brand, the Company had on its balance sheet indefinite- and finite-lived intangible assets representing the trade names of acquired companies with carrying values of $10.7 million and $0.3 million, respectively.

As result of the branding initiative, management concluded that the indefinite-lived trade names were now finite-lived assets. In connection with this change, the Company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of the trade names to determine whether any impairment existed. The Company concluded that the estimated fair value of the trade names was less than the associated carrying value and that an impairment write-down was required. As a result of this determination, the Company recorded an impairment loss of $8.4 million, which is included in “depreciation and amortization” on the Company’s consolidated statements of operations for the three and six months ended June 30, 2014. The estimated fair values of the trade names were calculated using an income approach – relief from royalty method, which assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trade name asset (see Note 9). The new $2.6 million carrying value of the trade names will be amortized on a straight line basis over the five year estimated useful life of the trade names. The actual useful life of the trade names will vary dependent upon certain factors including the availability of funding to execute the branding initiative.

Note 7 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accrued payables	$4,343	$5,285
Accrued bonus	636	1,860
Other accrued liabilities	1,027	1,299
IBNR payable	7,767	1,918
Income taxes payable	449	395

	$14,222	$10,757

Note 8 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Holdings:
Credit Agreement:
Term debt	$8,563	$15,687
Revolving credit facility	3,000	3,000
Convertible subordinated notes, net of unamortized discount of $3,269 and $3,503 at June 30, 2014 and December 31, 2013, respectively	21,073	20,839
Subordinated related party notes payable	3,577	3,734
Other note payable	85	120

	36,298	43,380
Consolidated lithotripsy entities:
Notes payable	1,480	1,766
Capital lease obligations	871	1,052

	2,351	2,818

Total long-term debt and capital lease obligations	38,649	46,198
Less: current portion	(7,620)	(8,492)

Long-term debt and capital lease obligations, less current portion	$31,029	$37,706

Credit Agreement

On August 31, 2012, in connection with the Contribution, USMD and its wholly owned subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and additional lenders (as amended, the “Credit Agreement”). On February 25, 2014, the Company entered into Amendment No. 3 to the Credit Agreement, which, among other things, extended the maturity date of the revolving credit facility from February 28, 2014 to June 30, 2015. In addition, the amendment reduced the minimum fixed charge coverage ratio requirement and established a senior leverage ratio covenant.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2014

(Unaudited)

In March 2014, the Company determined that it had not been in compliance with its fixed charge coverage ratio or senior leverage ratio covenants. Effective April 14, 2014, the Company entered into Waiver and Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 permanently waives the existing covenant violations, modified the fixed charge coverage ratio and senior leverage ratio covenants and established a minimum adjusted EBITDA financial covenant. In addition, the amendment reduced the revolving credit facility commitment amount from $10,000,000 to $3,000,000 and accelerated the maturity date of one of the term loans (the “Tranche C Term Loan”) to April 21, 2014. Amendment No. 4 also prohibits scheduled payments of principal and interest on the Company’s subordinated related party notes payable through September 30, 2014.

As amended, the Credit Agreement requires the Company to maintain a fixed charge coverage ratio greater than or equal to 0.35:1.00 for the period of four consecutive fiscal quarters ended March 31, 2014 and 1.25:1.00 for any period of four consecutive fiscal quarters beginning June 30, 2014 through August 31, 2017. In addition, as amended, the Company is required to maintain a senior leverage ratio less than or equal to 3.10:1.00 for the period of four consecutive fiscal quarters ended March 31, 2014, 1.25:1.00 for the period of four consecutive fiscal quarters ended June 30, 2014 and 1.00:1.00 for any period of four consecutive fiscal quarters beginning September 30, 2014 through August 31, 2017. Finally, the Company must maintain a minimum Adjusted EBITDA (as defined in the Credit Agreement) of $0.8 million for any calendar month beginning with the month ended April 30, 2014. As of June 30, 2014, the Company was in compliance with its Credit Agreement covenant requirements.

Pursuant to the Credit Agreement, the Company was required to maintain a compensating balance of $5.0 million as collateral for its borrowings under the Credit Agreement. This amount was historically recorded as restricted cash on the Company’s consolidated balance sheets. The Credit Agreement provided that the balance be held in an account at JPMorgan Chase Bank, N.A. Amendment No. 4 modified the payment terms of the $5.0 million Tranche C Term Loan to allow the lender to utilize the $5.0 million compensating balance to pay off the Tranche C Term Loan on or before its April 21, 2014 maturity date. On April 18, 2014, the Tranche C Term Loan was paid in full with the compensating balance funds.

At June 30, 2014, no amounts were available to borrow under the Company’s revolving credit facility.

Long-Term Debt Maturities

Maturities of the Company’s long-term debt (as amended) are as follows as of June 30, 2014 (in thousands):

July through December, 2014	$2,346
2015	6,737
2016	3,693
2017	2,926
2018	949
Thereafter	24,396

Total	$41,047

Note 9 – Fair Value of Financial Instruments

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

The Company measures certain financial and nonfinancial assets, including property and equipment, goodwill, intangible assets other than goodwill and investments in nonconsolidated affiliates, at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets.

In connection with the Company’s new branding initiative announced in May 2014, certain acquired trade names with a carrying value of $11.0 million were written down to their estimated fair value of $2.6 million, resulting in an impairment loss of $8.4 million (Level 3 fair value measurement). Fair value was estimated using an income approach – relief from royalty method, which assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trade name asset. The cash flow model the Company used to estimate the fair value of the trade names involves several assumptions, most significantly, projected revenue growth rates, a pre-tax royalty rate of 1.0% declining to 0.1% over the estimated five year life of the asset and a discount rate of 17%.

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

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated notes	$21,073	$20,628	$20,839	$25,985
Subordinated related party notes payable	$3,577	$3,346	$3,734	$3,481
Consolidated lithotripsy entity notes payable	$1,480	$1,469	$1,766	$1,767
Other note payable	$85	$88	$120	$124

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2014

(Unaudited)

The Company estimates the fair value of the convertible subordinated notes as the sum of the independently estimated fair values of the debt host instrument and embedded conversion option (Level 3 fair value measurement). The Company calculates the present value of future principal and interest payments of the debt host using borrowing rates currently available to it for similar subordinated debt or debt for which the Company could use to retire the existing debt. The fair value of the embedded conversion option is valued using a Black-Scholes option pricing model. Quoted market prices are not available for the convertible subordinated notes.

The Company estimates the fair value of its subordinated related party notes payable using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt (Level 3 fair value measurement). The Company’s consolidated lithotripsy entities enter into term notes for equipment; borrowing rates are based on individual entity creditworthiness. The Company estimates current borrowing rates for the lithotripsy entity notes payable by adjusting the discount factor of the obligations at the balance sheet date by the variance in borrowing rates between the inception dates and balance sheet date (Level 2 fair value measurement). If the creditworthiness of an individual lithotripsy entity has significantly changed from the debt inception date, management estimates the applicable borrowing rate based on the current facts and circumstances. Quoted market prices are not available for the Company’s notes payable.

Note 10 – Share-Based Payment

Pursuant to the USMD Holdings, Inc. 2010 Equity Compensation Plan (the “Plan”), the Company may grant equity awards to employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. Effective, June 6, 2014, at the annual meeting of stockholders, the stockholders approved an amendment to the Plan that increased the aggregate number of shares that may be issued under the Plan from 1.0 million to 2.5 million. Stock options may be granted with a contractual life of up to ten years. At June 30, 2014, the Company had approximately 1.7 million shares available for grant under the Plan.

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

Six Months Ended June 30, 2014
Risk-free interest rate	1.94%
Expected volatility of common stock	45.0%
Expected life of options	5.9 years
Dividend yield	0.00%

The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of exchange traded options and, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of stock options. A summary of stock option activity for the six months ended June 30, 2014 is as follows:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	583,697	$25.39
Granted	150,000	17.25
Exercised	—	—		$—
Forfeited	(543)	20.23

Outstanding as of June 30, 2014	733,154	$23.73	6.53	$—

Vested and expected to vest at June 30, 2014	346,722	$24.05	5.88	$—
Exercisable at June 30, 2014	277,279	$23.97	5.66	$—

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2014 was $6.80 per option. The fair value of stock options vested and associated share-based payment expense recognized for the six months ended June 30, 2014 was $769,000 and is included in salaries, wages and employee benefits. At June 30, 2014, the total unrecognized compensation cost related to nonvested share-based payment awards was $3.1 million, which is expected to be recognized over a remaining weighted-average period of 3.3 years.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2014

(Unaudited)

Payments in Common Stock

For services rendered as members of the Company’s Board of Directors, the Company has elected to compensate directors in common stock of the Company. Grant dates occur on the last day of each month and shares granted are fully vested and non-forfeitable. Shares are generally issued in arrears in three month blocks. Pursuant to the Plan, during the six months ended June 30, 2014, the Company granted to members of its Board of Directors an aggregate 24,121 shares of its common stock with a grant date fair value of $320,000, which is included in other operating expenses on the Company’s statement of operations. On March 5, 2014, the Company issued 2,983 of those shares, with grant date fair value of $53,000.

Pursuant to the Plan, on March 5 and 6, 2014, the Company issued an aggregate 14,958 shares of its common stock with a grant date fair value of $244,000 to a member of senior management and members of the Company’s Board of Directors in payment of certain compensation accrued at December 31, 2013.

A consultant to the Company has agreed to be partially compensated in common stock for services rendered. Grant dates occur on the last day of each month and shares granted are fully vested and non-forfeitable. Pursuant to the Plan, during the six months ended June 30, 2014, the Company granted to the consultant 1,938 shares of common stock with a grant date fair value of $26,000. At various dates through June 30, 2014, the Company issued to the consultant 1,560 of those shares with a grant date fair value of $21,000.

The common shares described as issued above have not been registered under the Securities Act of 1933, as amended, and may not be transferred without an effective registration statement or pursuant to an appropriate exemption from such act.

Approval of Salary Deferral Plan

On May 5, 2014, USMD’s Board of Directors approved and established the Salary Deferral Plan (“Deferral Plan”). On July 18, 2014, the holder of a majority of USMD’s outstanding voting stock approved the Deferral Plan by written consent in lieu of a special meeting. The Company mailed an information statement on Schedule 14C to shareholders on or about July 22, 2014 informing the shareholders of the creation of the Deferral Plan. The Deferral Plan went into effect on August 11, 2014, 20 days after the information statement was mailed as required by law. The Deferral Plan permits the Company to defer the payment of a predetermined portion of a participant’s base salary each calendar quarter. The plan administrator will decide after the end of each quarter whether deferred amounts will be paid in the form of cash, shares of common stock or a combination of both. Any shares of common stock issued under the Deferral Plan will be issued from the 2.5 million shares of common stock authorized for issuance under the Plan, as amended.

Registration of Common Shares

On July 14, 2014, USMD filed a registration statement on Form S-8 to register with the SEC approximately 1.7 million shares of USMD common stock available to be issued under the Plan. The registration statement became effective upon filing.

Note 11 – Earnings per Share

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2014

(Unaudited)

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share and the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator :
Net earnings (loss) attributable to USMD Holdings, Inc. - basic	$(6,383)	$258	$(9,336)	$314
Effect of potentially dilutive securities:
Interest on convertible subordinated notes, net of tax	—	—	—	—

Net earnings (loss) attributable to USMD Holdings, Inc. - diluted	$(6,383)	$258	$(9,336)	$314

Denominator :
Weighted-average common shares outstanding	10,149	10,081	10,138	10,062
Effect of potentially dilutive securities:
Stock options	—	6	—	—
Convertible subordinated notes	—	—	—	—

Weighted-average common shares outstanding assuming dilution	10,149	10,087	10,138	10,062

Earnings (loss) per share attributable to USMD Holdings, Inc.:
Basic	$(0.63)	$0.03	$(0.92)	$0.03
Diluted	$(0.63)	$0.03	$(0.92)	$0.03

The following table presents the potential shares excluded from the diluted earnings (loss) per share calculation because the effect of including theses potential shares would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	803	455	803	471
Convertible subordinated notes	1,042	—	1,042	—

	1,845	455	1,845	471

Note 12 – Commitments and Contingencies

Financial Guarantees

As of June 30, 2014, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $20.0 million. The guarantees provide for recourse against the investee; however, if the Company were required to perform under the guarantees, recovery of any amount from investees would be unlikely. The remaining terms of these guarantees range from 7 to 68 months. The Company records a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2014

(Unaudited)

Certain subsidiaries of the Company in the ordinary course of business are party to various medical negligence lawsuits and wrongful termination lawsuits. In addition, subsidiaries of the Company have received notices of potential claims. For lawsuits and claims where the Company can reasonably estimate a range of loss, the Company estimates a reasonably possible range of loss of $-0- to $0.8 million. In the remaining lawsuits and the potential claims, the parties are in the early stages of discovery and/or the plaintiffs have not made specific demands for damages. Due to these circumstances, the Company is unable to estimate a reasonably possible range of loss related to these lawsuits and claims. The Company is insured against the claims described above and believes based on the facts known to date that any damage award related to such claims would be recoverable from its insurer.

The Company is subject to various additional claims and legal proceedings that have arisen in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Gain Contingency

On October 26, 2012, a subsidiary of the Company entered into a Mediation Settlement Agreement with an entity to which the subsidiary had provided management services under a long term contract. The entity agreed to pay the Company the sum of $650,000 to settle certain claims between the Company and the entity arising from the entity’s early termination of the contract. The Mediation Settlement Agreement required the entity to pay the Company $100,000 in November 2012 and to make fifty-five monthly payments of $10,000 on the first day of each month beginning December 2012. The Company concluded that collection of the settlement amount was not reasonably assured and recorded the gain as amounts were collected. Effective April 11, 2014, the Company and the entity entered into a Lump Sum Settlement Agreement, whereby, for one lump sum payment of $342,500 received and recorded by the Company on April 18, 2014, all outstanding liabilities due under the Mediation Settlement Agreement are deemed to be fully paid and satisfied.

Operating Lease Commitments

Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

July through December, 2014	$6,475
2015	12,214
2016	10,056
2017	8,165
2018	7,184
2019	6,419
Thereafter	28,416

Total	$78,929

Note 13 – Related Party Transactions

The Company provides management, clinical and support services to various nonconsolidated affiliates in which it has limited partnership or ownership interests. Management and other services revenue and accounts receivable from these entities are as follows:

	Management and Other Services Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
USMD Arlington	$2,659	$2,617	$5,166	$5,028
USMD Fort Worth	1,084	1,115	2,140	2,130
Other equity method investees	450	300	991	532

	$4,193	$4,032	$8,297	$7,690

	Accounts Receivable
	June 30, 2014	December 31, 2013
	(in thousands)
USMD Arlington	$352	$388
USMD Fort Worth	322	446
Other equity method investees	117	203

	$791	$1,037

One consolidated lithotripsy entity provides lithotripsy services to USMD Arlington and USMD Fort Worth. For the three months ended June 30, 2014 and 2013, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $0.6 million and $0.5 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $1.1 million for both periods.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2014

(Unaudited)

The Company leases space from USMD Arlington for certain of its physicians and its Arlington-based cancer treatment center. For the three months ended June 30, 2014 and 2013, the Company recognized rent expense related to USMD Arlington totaling $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized rent expense related to USMD Arlington totaling $0.5 million for both periods.

Note 14 – Subsequent Events

On August 12, 2014, the Company issued to members of its Board of Directors 26,617 shares of its common stock with an aggregate grant date fair value of $319,000 in payment of board compensation earned through July 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, the terms “USMD,” the “Company,” “we,” “us” and “our” refer to USMD Holdings, Inc. and its consolidated subsidiaries, unless otherwise stated or indicated by context.

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements from the perspective of our management that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. This section should be read in conjunction with the accompanying condensed consolidated financial statements.

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

Executive Overview

Background

We are an innovative early-stage physician-led integrated health system committed to maintaining the vital doctor-patient relationship that we believe results in higher quality and more affordable patient care. An integrated health system is considered early-stage when it has not yet established all the components necessary to be considered a fully integrated health system. Our focus, and the focus of our healthcare providers, is to deliver higher quality, more convenient, cost effective healthcare to our patients. We believe that our model brings primary care and specialist physicians together and places them in their proper role as leaders of healthcare delivery and that this important shift brings quality and patient satisfaction back to the forefront by making our providers responsible for patient outcomes and the overall clinical experience.

Through our subsidiaries and affiliates, we provide healthcare services to patients and management and operational services to healthcare providers. We operate in one physician-led integrated health system segment and provide healthcare services to patients in physician clinics, hospitals and other healthcare facilities, including cancer treatment centers and anatomical pathology and clinical laboratories. A wholly owned subsidiary of USMD is the sole member of a Texas certified non-profit health organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area.

Through other wholly owned subsidiaries, we provide management and operational services to two short-stay hospitals (in Arlington, Texas and Fort Worth, Texas) and provide management and/or operational services to four cancer treatment centers in three states and 22 lithotripsy service providers (i.e., kidney stone treatment) primarily located in the South-Central United States. Of these managed entities, we have limited ownership interests in the two hospitals, two cancer treatment centers and 18 lithotripsy service providers. We consolidate the operations of the 18 lithotripsy service providers into our financial statements. In addition, we wholly own and operate two clinical laboratories, one anatomical pathology laboratory, one cancer treatment center and one lithotripsy service provider, all in the Dallas-Fort Worth, Texas metropolitan area.

        A subsidiary of the Company is an equal co-member of a Texas non-profit corporation that has been approved by the Texas Medical Board as a certified non-profit health organization (“WNI-DFW”). WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model where we receive from the third party payer a fixed payment per member per month for a defined patient population to manage the healthcare of that population. In such a model, we are responsible for all cost of care of the population. The entity accomplishes this by managing patient care and by contracting with healthcare providers to provide needed healthcare services for the patient population. This differs from the fee-for-service model where we are paid based on specific services performed. Our WNI-DFW co-member is an industry leader in medical risk management and efficient healthcare delivery services. Under this model, our co-member provides broad care coordination and administrative services. USMD Physician Services provides physician services to the managed patient population. We consolidate the operations of WNI-DFW into our financial statements.

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

At June 30, 2014 and 2013, USMD Physician Services operated out of 61 and 59 clinics and other healthcare facilities, respectively, and employed 129 and 123 primary care and pediatric physicians and 86 and 79 physician specialists, respectively.

For the periods presented, we had the following operating statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Patient encounters (i)	239,424	221,232	460,749	443,650
RVU’s (ii)	375,342	364,766	728,711	728,773
Lab tests (iii)	355,825	297,311	699,623	593,952
Imaging procedures (iii)	11,347	11,333	22,610	22,847
Cancer treatment center fractions treated (iii)	6,151	8,293	13,326	16,905
Lithotripsy cases (iii)	2,499	2,351	4,615	4,631
Capitated member months (iv)	20,768	1,429	38,769	1,429

	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Capitated membership(v)	7,249	6,881	1,752	1,429

i.	A patient encounter is registered when a patient sees his or her physician.
ii.	Relative Value Units (“RVUs”) are equivalent to physician work RVUs as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVUs as measures of physician productivity and utilization. RVUs are also a component of physician compensation.
iii.	Lab tests, imaging procedures, cancer treatment center fractions and lithotripsy cases are all production metrics based on Current Procedural Terminology codes.
iv.	Capitated member months represent the aggregate number of months of healthcare services WNI-DFW has provided to capitated members.
v.	Capitated membership represents the number of members under a capitation arrangement to which we provided healthcare services as of a specified date.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Three Months Ended June 30,				Three Month Variance
	2014		2013		2014 vs. 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$44,799	62.1%	$44,358	76.2%	$441	1.0%
Capitated revenue	15,642	21.7%	1,382	2.4%	14,260	1031.8%
Management and other services revenue	6,286	8.7%	7,091	12.2%	(805)	-11.4%
Lithotripsy revenue.	5,429	7.5%	5,386	9.3%	43	0.8%

Net operating revenue	72,156	100.0%	58,217	100.0%	13,939	23.9%

Operating expenses:
Salaries, wages and employee benefits	41,142	57.0%	39,017	67.0%	2,125	5.4%
Medical supplies and services expense	18,282	25.3%	6,194	10.6%	12,088	195.2%
Rent expense.	3,963	5.5%	3,776	6.5%	187	5.0%
Provision for doubtful accounts	63	0.1%	49	0.1%	14	28.6%
Other operating expenses	8,563	11.9%	6,797	11.7%	1,766	26.0%
Depreciation and amortization	10,299	14.3%	1,939	3.3%	8,360	431.2%

	82,312	114.1%	57,772	99.2%	24,540	42.5%

Income (loss) from operations	(10,156)	-14.1%	445	0.8%	(10,601)	-2382.2%
Other income, net	2,317	3.2%	2,389	4.1%	(72)	-3.0%

Income (loss) before provision for income taxes	(7,839)	-10.9%	2,834	4.9%	(10,673)	-376.6%
Provision (benefit) for income taxes	(3,907)	-5.4%	168	0.3%	(4,075)	-2425.6%

Net income (loss)	(3,932)	-5.4%	2,666	4.6%	(6,598)	-247.5%
Less: net income attributable to noncontrolling interests.	(2,451)	-3.4%	(2,408)	-4.1%	(43)	1.8%

Net income (loss) attributable to USMD Holdings, Inc.	$(6,383)	-8.8%	$258	0.4%	$(6,641)	-2574.0%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (dollars in thousands):

	Three Months Ended June 30,				Three Month Variance
	2014		2013		2014 vs. 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$36,203	50.2%	$35,385	60.8%	$818	2.3%
Imaging	900	1.2%	969	1.7%	(69)	-7.1%
Diagnostic laboratories	3,676	5.1%	3,640	6.3%	36	1.0%
Cancer treatment center	3,232	4.5%	3,358	5.8%	(126)	-3.8%

Total patient encounter based clinic net patient service revenue	44,011	61.0%	43,352	74.5%	659	1.5%
Other physician revenue	788	1.1%	1,006	1.7%	(218)	-21.7%

	44,799	62.1%	44,358	76.2%	441	1.0%

Capitated revenue	15,642	21.7%	1,382	2.4%	14,260	1031.8%

Management and other services revenue:
Hospital management revenue	3,744	5.2%	3,728	6.4%	16	0.4%
Lithotripsy management revenue	340	0.5%	338	0.6%	2	0.6%
Cancer treatment center management revenue	1,026	1.4%	1,393	2.4%	(367)	-26.3%
Other services revenue	1,176	1.6%	1,632	2.8%	(456)	-27.9%

	6,286	8.7%	7,091	12.2%	(805)	-11.4%

Lithotripsy revenue	5,429	7.5%	5,386	9.3%	43	0.8%

Net operating revenue	$72,156	100.0%	$58,217	100.0%	$13,939	23.9%

- Net Patient Service Revenue

Our net patient service revenue (“NPSR”) is driven by a patient encounter at one of our physician clinics. A patient sees the physician at one of our clinics and the physician may prescribe services that may be performed at one of our imaging centers, diagnostic laboratories, cancer treatment center or other affiliated healthcare facilities. The NPSR earned at our imaging centers, diagnostic laboratories and cancer treatment center are almost exclusively derived from the physician clinic patient encounter. Our imaging centers, diagnostic laboratories and cancer treatment center only nominally serve patients or conduct tests not derived from our physician clinic patient encounter. For these reasons, we focus on the overall NPSR per patient encounter metric.

Patient encounter based clinic NPSR increased $0.7 million or 1.5% driven by increases in patient encounters and RVUs of 8.2% and 2.9%, respectively, for the three months ended June 30, 2014 as compared to the same period in 2013. The increase in patient encounters and RVUs resulted in higher volume enhanced NPSR of $3.3 million for 2014 as compared to the same period in 2013. However, NPSR per patient encounter decreased 6.2%, resulting from overall average lower acuity or case mix combined with an unfavorable shift in payer mix. This shift in acuity is reflected in an approximately 10% decline in RVUs per charge, which generally garners lower reimbursement per patient encounter. The shift in payer mix was reflected by an increase in utilization by beneficiaries enrolled in government program payer sources from 39% to 41% of charges. The change in case mix and payer mix contributed a decrease of $2.7 million in NPSR.

- Capitated Revenue

In June 2013, WNI-DFW began operations and we began recording capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue increased $14.2 million to $15.6 million for the three months ended June 30, 2014 from $1.4 million for the same period in 2013 due to increased membership counts at WNI-DFW. Capitated revenue is correlated to capitated membership counts as well as the health risk of the population being managed; the population risk impacts the “per member per month” rate earned.

We anticipate increasing our capitated member counts through WNI-DFW or other entities focused on the Medicare Advantage market as we execute our strategy to move from an early-stage integrated health system to a fully integrated health system.

- Management and Other Services Revenue

Management services revenue includes revenue earned through the provision of management and support services to our nonconsolidated managed entities. Management services revenue decreased 11.4% to $6.3 million for the three months ended June 30, 2014 from $7.1 million for the same period in 2013.

Hospital management revenue earned from USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) were flat at $3.7 million. The contractual 5.7% inflation adjustment to reimbursable support costs was offset by an increase in government vs. commercial payer mix in 2014 as compared to the same period in 2013. The hospitals will continue to receive annual inflation adjustments to reimbursable support costs equivalent to the Bureau of Labor and Statistics Healthcare Services component of the Consumer Price Index.

Cancer treatment center management revenue decreased $0.4 million in 2014 as compared to the same period in 2013. We earn cancer treatment center management revenue by charging the cancer treatment center a contracted management fee that is based on a percentage of the managed entity’s account collections, net income, a combination of collections and net income, or a fixed monthly fee and reimbursement of variable support costs. We negotiate the management fee with each cancer treatment center and it differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of cancer treatment center management revenue. In the second and fourth quarters of 2013, two contractual management arrangements with mature cancer treatment center groups affecting six cancer treatment centers were terminated. We also began managing four newly opened cancer treatment centers during the second quarter of 2013. The net effect of this activity resulted in a $0.3 million decrease in consolidated cancer treatment center management revenue for the three months ended June 30, 2014 as compared to the same period in 2013. Same facility cancer treatment center volumes and collections declined 33% and 31%, respectively, contributing $0.1 million to the decline. Same facility year over year individual entity contractual rates did not change in 2014 as compared to 2013 rates.

Other services revenue primarily consists of healthcare consulting services provided to third parties and income related to the early termination of management agreements. Other services revenue decreased 27.9% to $1.2 million for the three months ended June 30, 2014 from $1.6 million for the same period in 2013. In the second quarter of 2013, the owner of four cancer treatment centers located in Florida that we managed terminated its management agreements with us. We entered into a settlement agreement and received $0.9 million as a result of the early termination of the management agreements. In the second quarter of 2014, we entered into a settlement agreement and received a lump sum payment of $0.3 million in place of continued monthly payments as a result of the early termination of a management agreement.

- Lithotripsy Revenue

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which increased 0.8% for the three months ended June 30, 2014 from the same period in 2013. Lithotripsy entity case counts increased 6.3% resulting in an increase in lithotripsy revenue of $0.3 million in 2014 as compared to the same period in 2013. A decrease in average aggregate contract rates for the consolidated lithotripsy entities, due to shifts in utilization and negotiated rate changes year over year, resulted in a $0.3 million decline. We anticipate downward pricing pressure to continue to negatively impact lithotripsy revenue throughout 2014.

Operating Expenses

Salaries, wages and employee benefits increased 5.4% to $41.1 million for the three months ended June 30, 2014 from $39.0 million for the same period in 2013. The increase is primarily related to a growth in headcount of non-physician clinic management and staff to levels we believe will maximize the productivity and efficiency of the physicians and clinics as a whole. We anticipate that these increases in clinic support staff to these targeted levels will enable physicians to increase patient loads while also improving the quality of patient visits and health outcomes. In addition, physician salary expense remained flat and health and retirement benefit costs increased $0.8 million.

Effective July 2014, we entered into a new compensation model with our physicians that we believe will increase physician productivity, quality and profitability. Full implementation of the terms of the new compensation model occurs eighteen months following July 2014. During that interim period, we may incur higher physician salaries relative to the current run rate.

Medical supplies and services expense increased $12.1 million to $18.3 million for the three months ended June 30, 2014 from $6.2 million for the same period in 2013 due primarily to the operations at WNI-DFW. WNI-DFW began managing patient care in June 2013 and the related cost of healthcare services resulted in an increase of $10.4 million to $11.2 million in 2014 from $0.8 million in 2013. In addition, during 2014, a component of our physician practice has significantly increased the number of treatments requiring certain high-cost oncology drugs, which increased the associated drug expense by $1.1 million as compared to the same period in 2013. The remaining increase of $0.6 million is primarily due to an increase in lab and medical supplies.

Rent expense increased 5.0% to $4.0 million for the three months ended June 30, 2014 from $3.8 million for the same period in 2013 due primarily to the relocation of one of our business offices during the third quarter of 2013 and the net increase in the number of physician clinics during 2014. The new business office has more space and higher rent than the location it replaced.

Other operating expenses consist primarily of professional fees, purchased services, repairs and maintenance, management fees and other expense. Other operating expenses increased 26.0% to $8.6 million for the three months ended June 30, 2014 from $6.8 million for the same period in 2013. The increase is primarily related to a $1.3 million increase in medical management and administrative fees incurred at WNI-DFW and a $0.4 million increase in purchased services. As WNI-DFW member counts and revenues expand, and WNI-DFW gains efficiencies in its provision of care coordination and overall medical management processes, we anticipate that medical management fees incurred at WNI-DFW will continue to grow during 2014 as compared to 2013.

Depreciation and amortization increased $8.4 million for the three months ended June 30, 2014 as compared to the same period in 2013. As a result of a new branding initiative, we concluded that certain indefinite-lived trade name assets were now finite-lived assets. As a result of this change in the nature of the trade names, we recorded an impairment charge of $8.4 million. Beginning June 1, 2014, the remaining $2.6 million carrying value of the trade names will be amortized on a straight line basis over the five year estimated useful life of the trade names. The actual useful life of the trade names will vary dependent upon certain factors including the availability of funding to execute the branding initiative. The newly estimated fair value of the trade names was highly impacted by the determination of the estimated life of those trade names. As plans to execute the branding initiative solidify, future impairments of the carrying value may be necessary.

Other Income, net

Other income, net decreased 3.0% to $2.3 million for the three months ended June 30, 2014 from $2.4 million for the same period in 2013. A $0.4 million increase in equity in income of nonconsolidated affiliates was offset by a $0.4 million increase in net interest expense. The increase in equity in income of nonconsolidated entities was the result of a $0.2 million increase in the equity in income of USMD Arlington and is attributable to a $0.9 million increase due to our acquisition of additional ownership interests in USMD Arlington acquired in September 2013, offset by a $0.7 million decrease related to a reduction in profitability at USMD Arlington. In addition, comparative equity in income of nonconsolidated affiliates increased $0.2 million related to the commencement of operations at cancer treatment centers in Alaska and Missouri during the second quarter of 2013.

The increase in net interest expense was primarily due to the issuance of convertible subordinated notes for the acquisition of the Class P partnership interests.

The remaining decrease is the result of a net loss of $0.2 million on the sale of assets in 2014 as compared to a net loss of $0.1 million on the sale of assets in 2013.

Provision (Benefit) for Income Taxes

USMD’s effective tax rates were 50.1% and 5.9% for the three months ended June 30, 2014 and 2013, respectively. The increase in the effective rate is primarily due to the impact of net income attributable to noncontrolling interests on the tax rate when a pretax loss exists, as it did for the three months ended June 30, 2014, and the impact of recording the tax provision using the estimated annual effective tax rate in a period of pretax loss.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-USMD ownership interests in our consolidated entities. Net income attributable to noncontrolling interests increased 1.8% to $2.5 million for the three months ended June 30, 2014 from $2.4 million for the same period in 2013. The change is related to an increase in net income of the consolidated lithotripsy entities.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Six Months Ended June 30,				Six Month Variance
	2014		2013		2014 vs. 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$89,005	63.5%	$89,509	77.8%	$(504)	-0.6%
Capitated revenue	28,860	20.6%	1,862	1.6%	26,998	1449.9%
Management and other services revenue	12,113	8.6%	13,073	11.4%	(960)	-7.3%
Lithotripsy revenue.	10,188	7.3%	10,665	9.3%	(477)	-4.5%

Net operating revenue	140,166	100.0%	115,109	100.0%	25,057	21.8%

Operating expenses:
Salaries, wages and employee benefits	80,828	57.7%	76,476	66.4%	4,352	5.7%
Medical supplies and services expense	36,022	25.7%	11,474	10.0%	24,548	213.9%
Rent expense.	7,675	5.5%	7,175	6.2%	500	7.0%
Provision for doubtful accounts	48	0.0%	13	0.0%	35	269.2%
Other operating expenses	16,674	11.9%	13,311	11.6%	3,363	25.3%
Depreciation and amortization	12,176	8.7%	3,882	3.4%	8,294	213.7%

	153,423	109.5%	112,331	97.6%	41,092	36.6%

Income (loss) from operations	(13,257)	-9.5%	2,778	2.4%	(16,035)	-577.2%
Other income, net	3,911	2.8%	2,952	2.6%	959	32.5%

Income (loss) before provision for income taxes	(9,346)	-6.7%	5,730	5.0%	(15,076)	-263.1%
Provision (benefit) for income taxes.	(4,323)	-3.1%	524	0.5%	(4,847)	-925.0%

Net income (loss)	(5,023)	-3.6%	5,206	4.5%	(10,229)	-196.5%
Less: net income attributable to noncontrolling interests.	(4,313)	-3.1%	(4,892)	-4.2%	579	-11.8%

Net income (loss) attributable to USMD Holdings, Inc.	$(9,336)	-6.7%	$314	0.3%	$(9,650)	-3073.2%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (dollars in thousands):

	Six Months Ended June 30,				Six Month Variance
	2014		2013		2014 vs. 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$71,501	51.0%	$71,211	61.9%	$290	0.4%
Imaging	1,839	1.3%	2,026	1.8%	(187)	-9.2%
Diagnostic laboratories	7,331	5.2%	7,444	6.5%	(113)	-1.5%
Cancer treatment center	6,801	4.9%	7,146	6.2%	(345)	-4.8%

Total patient encounter based clinic net patient service revenue	87,472	62.4%	87,827	76.3%	(355)	-0.4%
Other physician revenue	1,533	1.1%	1,682	1.5%	(149)	-8.9%

	89,005	63.5%	89,509	77.8%	(504)	-0.6%

Capitated revenue	28,860	20.6%	1,862	1.6%	26,998	1449.9%

Management and other services revenue:
Hospital management revenue	7,300	5.2%	7,149	6.2%	151	2.1%
Lithotripsy management revenue	709	0.5%	677	0.6%	32	4.7%
Cancer treatment center management revenue	2,223	1.6%	2,897	2.5%	(674)	-23.3%
Other services revenue	1,881	1.3%	2,350	2.0%	(469)	-20.0%

	12,113	8.6%	13,073	11.4%	(960)	-7.3%

Lithotripsy revenue	10,188	7.3%	10,665	9.3%	(477)	-4.5%

Net operating revenue	$140,166	100.0%	$115,109	100.0%	$25,057	21.8%

- Net Patient Service Revenue

Patient encounter based clinic NPSR decreased $0.4 million or 0.4%, for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease was driven by a decrease in NPSR per patient encounter of 4.1% while RVUs per charge remained flat and patient encounters increased 3.9%. The decrease in NPSR per patient encounter resulted from overall average lower acuity or case mix combined with an unfavorable shift in payer mix. This shift in acuity is reflected in the increase in encounters even though RVUs remained flat and generally results in lower reimbursement per patient encounter. The shift in payer mix was reflected by an increase in utilization by beneficiaries enrolled in government program payer sources from 37% to 39% of charges. The change in case mix and payer mix contributed a decrease of $3.7 million in NPSR and was partially offset by a $3.2 million increase in NPSR related to the increase in patient encounters.

- Capitated Revenue

In June 2013, WNI-DFW began operations and we began recording capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue increased $27.0 million to $28.9 million for the six months ended June 30, 2014 from $1.9 million for the same period in 2013 due to increased membership counts at WNI-DFW.

- Management and Other Services Revenue

Management services revenue decreased 7.3% to $12.1 million for the six months ended June 30, 2014 from $13.1 million for the same period in 2013.

Hospital management revenue earned from USMD Arlington and USMD Fort Worth increased $0.2 million or 2.1% due to a contractual 5.7% inflation adjustment to reimbursable support costs. The hospitals will continue to receive annual inflation adjustments to reimbursable support costs equivalent to the Bureau of Labor and Statistics Healthcare Services component of the Consumer Price Index. In addition, a favorable shift to a higher acuity surgical case mix at the hospitals was offset by an unfavorable change in commercial versus government payer mix in 2014 as compared to the same period in 2013. This case mix, net of the payer mix-pricing shifts contributed $0.1 million to the increase in hospital management revenue and was offset by a decrease in hospital management revenue related to a decrease in surgical case volume in 2014 compared to 2013.

Cancer treatment center management revenue decreased $0.7 million in 2014 as compared to the same period in 2013. In the second and fourth quarters of 2013, two contractual management arrangements with mature cancer treatment center groups affecting six cancer treatment centers were terminated. We began managing four newly opened cancer treatment centers during the second quarter of 2013. The net effect of this activity resulted in a $0.7 million decrease in consolidated cancer treatment center management revenue for the six months ended June 30, 2014 as compared to the same period in 2013. Same facility cancer treatment center volumes were flat and collections declined 16.5% resulting in a slight impact on cancer treatment center management revenue. Same facility year over year individual entity contractual rates did not change in 2014 as compared to 2013.

Other services revenue primarily consists of healthcare consulting services provided to third parties and income related to the early termination of management agreements. Other services revenue decreased 20.0% to $1.9 million for the six months ended June 30, 2014 from $2.4 million for the same period in 2013. In the second quarter of 2013, the owner of four cancer treatment centers located in Florida that we managed terminated its management agreements with us. We entered into a settlement agreement and received $0.9 million as a result of the early termination of the management agreements. In the second quarter of 2014, we entered into a settlement agreement and received a lump sum payment of $0.3 million in place of continued monthly payments as a result of the early termination of a management agreement.

- Lithotripsy Revenue

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which decreased 4.5% or $0.5 million, to $10.2 million for the six months ended June 30, 2014 from $10.7 million for the same period in 2013. Lithotripsy entity case counts decreased 0.3% resulting in a decrease in lithotripsy revenue of $0.1 million in 2014 as compared to 2013. A decrease in average aggregate contract rate for the consolidated lithotripsy entities, due to shifts in utilization and negotiated rate changes year over year, resulted in an additional $0.4 million decline. We anticipate downward pricing pressure to continue to negatively impact lithotripsy revenue throughout 2014.

Operating Expenses

Salaries, wages and employee benefits increased 5.7% to $80.8 million for the six months ended June 30, 2014 from $76.5 million for the same period in 2013. The increase is primarily related to a growth in headcount of non-physician clinic management and staff to levels we believe will maximize the productivity and efficiency of the physicians and clinics as a whole. We anticipate that these increases in clinic support staff to these targeted levels will enable physicians to increase patient loads while also improving the quality of patient visits and health outcomes. In addition, physician salary expense remained flat, health and retirement benefit costs increased $0.8 million and stock compensation costs increased $0.6 million.

Effective July 2014, we entered into a new compensation model with our physicians that we believe will increase physician productivity, quality and profitability. Full implementation of the terms of the new compensation model occurs eighteen months following July 2014. During that interim period, we may incur higher physician salaries relative to the current run rate.

        Medical supplies and services expense increased $24.5 million to $36.0 million for the six months ended June 30, 2014 from $11.5 million for the same period in 2013 due primarily to the operations at WNI-DFW. WNI-DFW began managing patient care in June 2013 and the related cost of healthcare services resulted in an increase of $22.3 million to $23.1 million in 2014 from $0.8 million in 2013. In addition, during 2014, a component of our physician practice has significantly increased the number of treatments requiring certain high-cost oncology drugs, which increased the associated drug expense by $1.5 million as compared to the same period in 2013. The remaining increase of $0.7 million is primarily due to an increase in lab and medical supplies.

Rent expense increased 7.0% to $7.7 million for the six months ended June 30, 2014 from $7.2 million for the same period in 2013 due primarily to the relocation of one of our business offices during the third quarter of 2013 and the net increase in the number of physician clinics during 2014. The new business office has more space and higher rent than the location it replaced.

Other operating expenses consist primarily of professional fees, purchased services, repairs and maintenance, management fees and other expense. Other operating expenses increased 25.3% to $16.7 million for the six months ended June 30, 2014 from $13.3 million for the same period in 2013. The increase is primarily related to a $1.5 million increase in medical management and administrative fees incurred at WNI-DFW, $0.7 million increase in computer related purchased services, $0.6 million increase related to software subscriptions and licenses and a $0.4 million increase related to consulting fees. As WNI-DFW member counts and revenues expand, and WNI-DFW gains efficiencies in its provision of care coordination and overall medical management processes, we anticipate that medical management fees incurred at WNI-DFW will continue to grow during 2014 as compared to 2013.

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

Depreciation and amortization increased $8.3 million for the six months ended June 30, 2014 as compared to the same period in 2013. As a result of a new branding initiative, we concluded that certain indefinite-lived trade name assets were now finite-lived assets. As a result of this change in the nature of the trade names, we recorded an impairment charge of $8.4 million. Beginning June 1, 2014, the remaining $2.6 million carrying value of the trade names will be amortized on a straight line basis over the five year estimated useful life of the trade names. The actual useful life of the trade names will vary dependent upon certain factors including the availability of funding to execute the branding initiative. The newly estimated fair value of the trade names was highly impacted by the determination of the estimated life of those trade names. As plans to execute the branding initiative solidify, future impairments of the carrying value may be necessary.

Other Income, net

Other income, net increased 32.5% to $3.9 million for the six months ended June 30, 2014 from $3.0 million for the same period in 2013. A $1.8 million increase in equity in income of nonconsolidated affiliates was offset by a $0.7 million increase in net interest expense. The increase in equity in income of nonconsolidated entities was the result of a $1.0 million increase in the equity in income of USMD Arlington and is attributable to a $1.5 million increase due to our acquisition of additional ownership interests in USMD Arlington acquired in September 2013, offset by a $0.5 million decrease related to a reduction in profitability at USMD Arlington. In addition, comparative equity in income of nonconsolidated affiliates increased $0.8 million related to increased profitability at USMD Fort Worth and the commencement of operations at cancer treatment centers in Alaska and Missouri during the second quarter of 2013.

The increase in net interest expense was primarily due to the issuance of convertible subordinated notes for the acquisition of the Class P partnership interests.

The remaining decrease of $0.2 million is the result of a net loss on the sale of assets in 2014.

Provision (Benefit) for Income Taxes

USMD’s effective tax rates were 46.5% and 9.1% for the six months ended June 30, 2014 and 2013, respectively. The increase in the effective rate is primarily due to the impact net income attributable to noncontrolling interests has on the tax rate when a pretax loss exists, as it did for the six months ended June 30, 2014, and the impact of recording the tax provision using the estimated annual effective tax rate in a period of pretax loss.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-USMD ownership interests in our consolidated entities. Net income attributable to noncontrolling interests decreased $0.6 million to $4.3 million for the six months ended June 30, 2014 from $4.9 million for the same period in 2013. The decrease is primarily related to a decline in net income of the consolidated lithotripsy entities.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations including distributions from USMD Arlington and USMD Fort Worth. As of June 30, 2014, we had $8.8 million of cash and cash equivalents available for general corporate purposes. This amount is net of $7.5 million of cash held by consolidated entities that is only available for use by the specific consolidated entity. We believe these sources of cash will be adequate to fund our working capital requirements, debt service obligations, capital expenditures and other ongoing cash needs until 2019, when the convertible subordinated notes are due.

Under certain circumstances we utilize our common stock as a form of liquidity, primarily in payment of certain compensation and when acquiring physician practices. The new physician compensation model allows for up to 25% of the base salary of certain physicians to be deferred under certain conditions, and later paid in cash, our common stock, or a combination of both. The payment of deferred amounts in cash, if any, will occur within 45 days of the end of a given quarter and as soon as reasonably practical following the end of the quarter if paid in common stock, if any, subject to compliance with law.

        In addition, on May 5, 2014, our Board of Directors approved and established the Salary Deferral Plan (“Deferral Plan”). On July 18, 2014, the holder of a majority of our outstanding voting stock approved the Deferral Plan by written consent in lieu of a special meeting. Participation in the Deferral Plan is limited to certain of our executives. The Deferral Plan permits us to defer the payment of a predetermined portion of a participant’s base salary each calendar quarter. The plan administrator will decide after the end of each quarter whether deferred amounts will be paid in the form of cash, shares of common stock or a combination of both. The payment of deferred amounts in cash, if any, will occur within 45 days of the end of a given quarter and on or prior to March 14 of the following calendar year if paid in common stock, if any, subject to compliance with law.

Any shares of common stock issued pursuant to the above deferrals will be issued from the 2.5 million shares of common stock authorized for issuance under the USMD Holdings, Inc. 2010 Equity Compensation Plan, as amended.

We have a limited ability to expand our debt financing. No additional borrowings are available under existing corporate credit facilities and our credit agreement limits the amount of additional debt we may incur. We believe that additional or replacement liquidity is available to us through alternative combination debt/equity financings. However, adequate funds may not be available when needed or may be available only on terms not acceptable to us. If we secure additional financing, such financing could have a negative impact on our long-term cash flows and results of operations and may be dilutive to existing stockholders.

Our credit agreement provides for a revolving credit facility commitment of up to $3.0 million through June 30, 2015. The revolving credit facility is available for working capital needs. As of June 30, 2014, we had borrowed $3.0 million under the facility and no additional amounts were available to borrow under the revolving credit facility. Until this quarter, our credit agreement required us to maintain a restricted cash compensating balance of $5.0 million as collateral related to borrowings under our credit agreement. On April 18, 2014, the $5.0 million restricted cash was used to pay in full a $5.0 million term loan (the “Tranche C Term Loan”).

Our consolidated lithotripsy entities have historically secured bank debt and capital leases to finance the acquisition of lithotripter equipment.

As we continue to execute our strategy to expand our physician-led integrated health system in the North Texas service area, we will continue to incur acquisition, integration and infrastructure investment costs. As our business model matures, we believe cash flows from operations will provide the cash flow necessary to support integration costs and infrastructure investment. Acquisitions may be financed with our equity, existing cash and/or additional debt. However, certain growth plans and infrastructure investment may be curtailed dependent upon the availability of cash and debt. In addition, our WNI-DFW joint venture may require additional cash advances from us.

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Six Months Ended June 30,		Six Months Variance
	2014	2013	2014 vs. 2013
Cash flows from operating activities:
Net income (loss)	$(5,023)	$5,206	$(10,229)
Net income (loss) to net cash reconciliation adjustments	11,871	4,662	7,209
Change in operating assets and liabilities, net of effects of business combinations	3,844	(14)	3,858

Net cash provided by operating activities	10,692	9,854	838

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(80)	—	(80)
Capital expenditures	(576)	(1,519)	943
Investments in nonconsolidated affiliates	—	(200)	200
Proceeds from sale of property and equipment	77	101	(24)

Net cash used in investing activities	(579)	(1,618)	1,039

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(7,626)	(2,521)	(5,105)
Principal payments on related party long-term debt	(157)	(291)	134
Payment of debt issuance costs	(151)	(63)	(88)
Restricted cash	5,000	—	5,000
Borrowings on revolving credit facility	—	3,000	(3,000)
Proceeds from exercise of stock options	—	100	(100)
Distributions to noncontrolling interests, net of contributions	(4,057)	(4,942)	885

Net cash used in financing activities	(6,991)	(4,717)	(2,274)

Net increase in cash and cash equivalents	3,122	3,519	(397)
Cash and cash equivalents at beginning of year	13,137	6,878	6,259

Cash and cash equivalents at end of period	$16,259	$10,397	$5,862

Operating Activities

For the six months ended June 30, 2014, we had cash flows from current liabilities of $4.4 million that were partially offset by a net increase in accounts receivable of $0.4 million. A $3.5 million growth in other accrued liabilities during the period is primarily due to a $5.8 million increase in incurred but not reported medical claims payable, offset by a $1.2 million decrease in accrued bonuses and a $1.2 million decrease in the remaining other accrued liabilities. Accounts payable increased $3.3 million as we extend the vendor payment cycle in 2014. Accrued payroll decreased $2.2 million primarily due to a decrease in certain physician accrued bonuses.

Average days outstanding for accounts receivable derived from net patient services revenue decreased from 37 days at December 31, 2013 to 35 days at June 30, 2014.

Investing Activities

Net cash used in investing activities of $0.6 million in 2014 was primarily attributable to capital expenditures. Cash paid for capital expenditures was primarily for medical equipment and technology infrastructure.

        We anticipate capital expenditures of $2.0 million to $2.5 million in 2014, primarily related to investments in our technology infrastructure, imaging equipment and the replacement of certain lithotripsy equipment at our consolidated lithotripsy entities.

Financing Activities

The increase in payments on long-term debt and capital lease obligations during 2014 is primarily related to the repayment of the $5.0 million Tranche C Term Loan in April 2014 (see Credit Agreement below).

In connection with the execution of Amendment No. 4 (see Credit Agreement below), we agreed to suspend scheduled payments of principal and interest on our subordinated related party notes payable through September 30, 2014. Consequently, our principal payments on related party long-term debt will decline $0.2 million in aggregate during the third quarter of 2014.

Distributions to noncontrolling interests, net of contributions, were $4.1 million in 2014. The decrease is primarily related to a decline in profitability at those entities.

Credit Agreement

For the principal terms of the Credit Agreement, see Note 10, Long-Term Debt, Capital Lease Obligations and Other Long-Term Liabilities, in our December 31, 2013 Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K filed with the SEC on April 15, 2014.

On February 25, 2014, we entered into Amendment No. 3 to the Credit Agreement which, among other things, extended the maturity date of the Revolver from February 28, 2014 to June 30, 2015. In addition, the amendment reduced the minimum fixed charge coverage ratio requirement and established the senior leverage ratio requirement.

In March 2014, we determined that we had not been in compliance with our fixed charge coverage ratio or senior leverage ratio covenants. Effective April 14, 2014, we entered into Waiver and Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 permanently waived the existing covenant violations, modified the fixed charge coverage ratio and senior leverage ratio covenants and established a minimum adjusted EBITDA (as defined in the Credit Agreement) financial covenant. In addition, Amendment No. 4 reduced the Revolver commitment amount from $10,000,000 to $3,000,000 and accelerated the Tranche C Term Loan maturity date to April 21, 2014. Amendment No. 4 also prohibits scheduled payments of principal and interest on our subordinated related party notes payable through September 30, 2014.

As amended, the Credit Agreement requires we maintain a fixed charge coverage ratio greater than or equal to 1.25:1.00 for any period of four consecutive fiscal quarters from and including June 30, 2014 through August 31, 2017. In addition, we are required to maintain a senior leverage ratio less than or equal to 1.25:1.00 for the period of four consecutive fiscal quarters ended June 30, 2014 and 1.00:1.00 for any period of four consecutive fiscal quarters from and including September 30, 2014 through August 31, 2017. Finally, we must maintain a minimum adjusted EBITDA of $0.8 million for any calendar month beginning with the month ended April 30, 2014. As of June 30, 2014, we were in compliance with the financial covenant requirements.

We are taking steps to increase physician productivity and strategically reduce expenses, but there can be no assurance we will be successful in implementing these changes or maintaining compliance with the financial and other covenants in our Credit Agreement. In the event we are unable to comply with these covenants during future periods, it is uncertain whether our lenders will grant waivers for our noncompliance. If there is an event of default by us under our Credit Agreement, our lenders have the option to, among other things, accelerate any and all of our obligations under the Credit Agreement, which would have a material adverse effect on our business, financial condition and results of operations. If the Credit Agreement lenders accelerate our obligations upon an event of default, replacement financing may not be available when needed, or may only be available on terms that could have a negative impact on our business and results of operations.

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

As of June 30, 2014, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $20.0 million. The guarantees provide for recourse against the investee; however, if we are required to perform under one or more guarantees, recovery of any amount would be unlikely. The remaining terms of these guarantees range from 7 to 68 months. We record a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe the likelihood that we will have to perform under these agreements is remote.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to the December 31, 2013 consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data in our Annual Report on Form 10-K filed with the SEC on April 15, 2014. Those significant accounting policies that we consider to be the most critical to aid in fully understanding and evaluating reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K filed with the SEC.

Subsequent to the filing of our 2013 Annual Report on Form 10-K, there have been no material changes to our critical accounting policies.

Recent Accounting Pronouncements

For Information regarding recent accounting pronouncements, see Note 1 - Recently issued Accounting Pronouncements in our June 30, 2014 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the identification of material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, management concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures remained not effective.

Changes in Internal Control over Financial Reporting

During our evaluation of the effectiveness of internal controls over financial reporting as of December 31, 2013, our management identified material weaknesses in the areas of Human Resources Benefits Management and Financial Covenant Compliance and Disclosure. In the first quarter of 2014, we designed and implemented mitigating controls addressing both material weaknesses. These controls will be tested during 2014 as part of our Section 404 compliance program.

Except as noted above, there have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding material pending legal proceedings in which we are involved, see Note 12- Commitments and Contingencies in our June 30, 2014 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2014, we granted 13,627 shares of our common stock to certain members of our board of directors as compensation for their services during the quarter.

During the quarter ended June 30, 2014, we granted 1,095 shares of our common stock to a consultant as compensation for certain consulting services performed.

During the quarter ended June 30, 2014, we issued 6,672 shares of our common stock in connection with our acquisition of a physician practice. The shares had an estimated fair value of $85,000.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, with respect to the issuance of these shares. The issuances did not involve a public offering and these shares bear a restricted legend indicating that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. The recipients were either “accredited investors” or had access to similar documentation and information as would be required in a registration statement under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amendment No. 4 to Credit Agreement dated April 14, 2014 by and among registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as agent, and certain other lenders (incorporated by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K filed on April 15, 2014).

10.2	First Amendment to the USMD Holdings, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 11, 2014).

10.3	Severance Agreement dated as of March 6, 2014 by and between registrant and Michael Bukosky (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 25, 2014).

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carolyn P. Jones, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carolyn P. Jones, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Carolyn Jones
Carolyn Jones, Chief Financial Officer
(On behalf of registrant and as Principal Financial Officer)

Date: August 14, 2014