Form 10-Q
period 2014-09-30
USMD Holdings, Inc.
filed 2014-11-14
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The registrant had 10,181,258 shares of common stock outstanding as of November 11, 2014.

USMD HOLDINGS, INC.

PART 1 – FINANCIAL INFORMATION

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS(1)
Current assets:
Cash and cash equivalents	$26,669	$13,137
Restricted cash	—	5,000
Accounts receivable, net of allowance for doubtful accounts of $1,420 and $1,758 at September 30, 2014 and December 31, 2013, respectively	21,741	23,970
Inventories	2,136	1,580
Deferred tax assets, net	4,591	742
Prepaid expenses and other current assets	3,951	3,177

Total current assets	59,088	47,606
Property and equipment, net	20,019	23,491
Investments in nonconsolidated affiliates	59,005	61,822
Goodwill	118,176	118,176
Intangible assets, net	17,190	27,033
Other assets	350	324

Total assets	$273,828	$278,452

LIABILITIES(2) AND EQUITY
Current liabilities:
Accounts payable	$9,845	$2,500
Accrued payroll	16,044	12,599
Other accrued liabilities	18,682	10,757
Other current liabilities	656	1,059
Current portion of long-term debt	3,946	7,473
Current portion of related party long-term debt	665	650
Current portion of capital lease obligations	391	369

Total current liabilities	50,229	35,407
Other long-term liabilities	1,628	1,485
Deferred compensation payable	4,457	4,641
Long-term debt, less current portion	27,694	33,939
Related party long-term debt, less current portion	2,912	3,084
Capital lease obligations, less current portion	387	683
Deferred tax liabilities, net	20,177	23,688

Total liabilities	107,484	102,927
Commitments and contingencies
Equity:
USMD Holdings, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 10,181,258 and 10,121,462 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	102	101
Additional paid-in capital	160,174	158,360
Retained earnings	2,568	13,650
Accumulated other comprehensive loss	(2)	(2)

Total USMD Holdings, Inc. stockholders’ equity	162,842	172,109
Noncontrolling interests in subsidiaries	3,502	3,416

Total equity	166,344	175,525

Total liabilities and equity	$273,828	$278,452

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
(1) Assets of consolidated variable interest entity (“VIE”) included in total assets above (after elimination of intercompany transactions and balances):
Cash and cash equivalents	$15,655	$1,257
Accounts receivable	651	175
Prepaid expenses	27	—
Deferred tax asset	3,750	—

Total current assets	20,083	1,432
Deferred tax asset	—	671

Total assets	$20,083	$2,103

The assets of the consolidated VIE can only be used to settle the obligations of the VIE.

(2) Liabilities of consolidated VIE included in total liabilities above (after elimination of intercompany transactions and balances):
Accounts payable	$4,245	$—
Accrued payroll	378	—
Other accrued liabilities	12,945	2,108

Total current liabilities	$17,568	$2,108

The liabilities of the consolidated VIE are obligations of the VIE and the creditors have no recourse to USMD Holdings, Inc.

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Patient service revenue	$48,907	$45,874	$139,175	$136,131
Provision for doubtful accounts related to patient service revenue	(1,013)	(1,581)	(2,276)	(2,329)

Net patient service revenue	47,894	44,293	136,899	133,802
Capitated revenue	18,500	3,759	47,360	5,621
Management and other services revenue	5,296	6,067	17,409	19,140
Lithotripsy revenue	5,742	5,492	15,930	16,157

Net operating revenue	77,432	59,611	217,598	174,720

Operating expenses:
Salaries, wages and employee benefits	42,637	38,557	123,465	115,033
Medical supplies and services expense	22,517	8,459	58,539	19,933
Rent expense	4,105	3,770	11,780	10,945
Provision for doubtful accounts	138	99	186	112
Other operating expenses	7,725	6,674	24,399	19,985
Depreciation and amortization	1,997	1,900	14,173	5,782

Total operating expenses	79,119	59,459	232,542	171,790

Income (loss) from operations	(1,687)	152	(14,944)	2,930
Other income (expense):
Interest expense, net	(706)	(464)	(2,099)	(1,121)
Equity in income of nonconsolidated affiliates, net	2,666	2,321	8,185	5,988
Other gain (loss), net	(15)	—	(230)	(58)

Total other income, net	1,945	1,857	5,856	4,809

Income (loss) before income taxes	258	2,009	(9,088)	7,739
Provision (benefit) for income taxes	(663)	(110)	(4,986)	414

Net income (loss)	921	2,119	(4,102)	7,325
Less: net income attributable to noncontrolling interests	(2,667)	(2,555)	(6,980)	(7,447)

Net loss attributable to USMD Holdings, Inc.	$(1,746)	$(436)	$(11,082)	$(122)

Loss per share attributable to USMD Holdings, Inc.
Basic	$(0.17)	$(0.04)	$(1.09)	$(0.01)
Diluted	$(0.17)	$(0.04)	$(1.09)	$(0.01)
Weighted average common shares outstanding
Basic	10,177	10,088	10,151	10,071
Diluted	10,177	10,088	10,151	10,071

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$921	$2,119	$(4,102)	$7,325
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	1	—	13

Total other comprehensive income	—	1	—	13

Comprehensive income (loss)	921	2,120	(4,102)	7,338
Less: comprehensive income attributable to noncontrolling interests	(2,667)	(2,555)	(6,980)	(7,447)

Comprehensive loss attributable to USMD Holdings, Inc. common stockholders	$(1,746)	$(435)	$(11,082)	$(109)

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	USMD Holdings, Inc. Common Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total USMD Holdings, Inc.	Noncontrolling Interests in Subsidiaries	Total Equity
	Shares Outstanding	Par Value
Balance at December 31, 2013	10,121	$101	$158,360	$(2)	$13,650	$172,109	$3,416	$175,525
Net income (loss)	—	—	—	—	(11,082)	(11,082)	6,980	(4,102)
Share-based payment expense - stock options	—	—	998	—	—	998	—	998
Share-based payment expense - common stock issued	33	1	406	—	—	407	—	407
Common stock issued in business combinations	12	—	167	—	—	167	—	167
Common stock issued for payment of accrued liabilities	15	—	243	—	—	243	—	243
Capital contributions from noncontrolling shareholders	—	—	—	—	—	—	119	119
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(7,013)	(7,013)

Balance at September 30, 2014	10,181	$102	$160,174	$(2)	$2,568	$162,842	$3,502	$166,344

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(4,102)	$7,325
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	2,462	2,441
Depreciation and amortization of property and equipment	4,310	4,438
Amortization of intangible assets and debt issuance costs	9,996	1,489
Accretion of debt discount	378	56
Loss on sale or disposal of assets, net	230	62
Equity in income of nonconsolidated affiliates, net	(8,185)	(5,988)
Distributions from nonconsolidated affiliates	11,002	5,308
Share-based payment expense	1,664	457
Deferred income tax benefit	(7,360)	(943)
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(233)	(5,524)
Inventories	(518)	(609)
Prepaid expenses and other assets	(774)	(926)
Current liabilities	18,296	8,141
Other noncurrent liabilities	(41)	154

Net cash provided by operating activities	27,125	15,881

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(104)	—
Capital expenditures	(935)	(2,357)
Investments in nonconsolidated affiliates	—	(200)
Proceeds from sale of property and equipment	80	64

Net cash used in investing activities	(959)	(2,493)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(8,924)	(3,457)
Principal payments on related party long-term debt	(157)	(441)
Payment of debt issuance costs	(159)	(134)
Restricted cash	5,000	—
Proceeds from (repayments of) borrowings under revolving credit facility	(1,500)	3,000
Proceeds from exercise of stock options	—	100
Capital contributions from noncontrolling interests	119	562
Distributions to noncontrolling interests	(7,013)	(7,768)

Net cash used in financing activities	(12,634)	(8,138)

Net increase in cash and cash equivalents	13,532	5,250
Cash and cash equivalents at beginning of year	13,137	6,878

Cash and cash equivalents at end of period	$26,669	$12,128

Supplemental non-cash investing and financing information:
Liabilities paid in common stock	$243	$646
Fair value of common stock issued in business combinations	$167	$—
Fair value of assets acquired in business combinations, excluding cash	$271	$109
Other liabilities financed	$—	$461
Record convertible debt beneficial conversion discount, net of tax	$—	$2,424
Investment in nonconsolidated affiliate financed with debt	$—	$24,342
Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$1,370	$702
Interest to related parties	$83	$279
Income tax	$1,915	$1,448
Cash received for—
Income tax refund	$11	$810

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 1 – Description of Business, Basis of Presentation and Recently Issued Accounting Pronouncements

Description of Business:

USMD Holdings, Inc. (“USMD” or the “Company”) is a Delaware corporation formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation, Urology Associates of North Texas, L.L.P., a Texas limited liability partnership, and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”) (such transaction, the “Contribution”). USMD described this transaction in its registration statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”). Prior to the consummation of the Contribution, Ventures and USMD entered into a merger agreement with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”), and a merger agreement with Impel Management Services, L.L.C., a Texas limited liability company (“Impel”), pursuant to which the businesses of MCNT and Impel were merged into subsidiaries of Ventures immediately prior to the Contribution, and these businesses were contributed by Ventures to USMD as part of the Contribution. USMD described these transactions in a post-effective amendment to its registration statement filed with the SEC on February 10, 2012, which was declared effective on April 30, 2012. Effective August 31, 2012, USMD and the other parties consummated the Contribution.

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

Basis of Presentation:

The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information in this report not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of the Company’s management, are necessary for fair presentation of the condensed consolidated financial statements. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 15, 2014.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2014

(Unaudited)

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU-2014-09”). ASU 2014-09 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contact, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The provisions of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the update recognized at the date of the initial application along with additional disclosures. ASU 2014-09 is effective for the Company beginning January 1, 2017. Early adoption is not permitted. Management is evaluating the impact that adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2014

(Unaudited)

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

September 30, 2014

(Unaudited)

The following table summarizes the carrying amount of the assets and liabilities of WNI-DFW included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances) (in thousands):

	September 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$15,655	$1,257
Accounts receivable	651	175
Prepaid expenses	27	—
Deferred tax asset	3,750	—

Total current assets	20,083	1,432
Deferred tax asset	—	671

Total assets	$20,083	$2,103

Current liabilities:
Accounts payable	$4,245	$—
Accrued payroll	378	—
Other accrued liabilities	12,945	2,108

Total current liabilities	$17,568	$2,108

The assets of WNI-DFW can only be used to settle obligations of WNI-DFW. The creditors of WNI-DFW have no recourse to the general credit of the Company. Upon notification from WNI-DFW, the Company is contractually obligated to fund certain cash requirements of WNI-DFW. In January 2014, as a result of a deficit at WNI-DFW, the Company advanced WNI-DFW $0.7 million.

Beginning June 1, 2013, the results of operations and cash flows of WNI-DFW are included in the Company’s consolidated financial statements. For the three and nine months ended September 30, 2014, WNI-DFW contributed capitated revenue of $18.5 million and $47.4 million, respectively, and income before provision for income taxes of $1.7 million and $5.2 million (after elimination of intercompany transactions), respectively. For the three and nine months ended September 30, 2013, WNI-DFW contributed capitated revenue of $3.1 million and $4.0 million, respectively, and income before provision for income taxes of $0.3 million for both periods (after elimination of intercompany transactions).

Estimated Medical Claims Liability

In connection with the operations of WNI-DFW, the Company makes estimates related to incurred but not reported medical claims (“IBNR”) of WNI-DFW. The patient population to which WNI-DFW provides health services has limited medical claims activity from which claims-based actuarial judgments can be made. In addition, the full population is relatively small for precise actuarial determinations. Therefore, in addition to calculating IBNR using an actuarial estimate based on historical medical claims activity, management includes an adjustment factor based on broader patient populations deemed to be similar in risk profile to the WNI-DFW managed patient population. If actual results are not consistent with the Company’s estimate, the Company may be exposed to variances in medical supplies and services expense that may be material. At September 30, 2014 and December 31, 2013, the Company has recorded IBNR payable of $10.7 million and $1.9 million, respectively, which is included in other accrued liabilities.

Note 3 – Business Combinations

In February, March and August, 2014, the Company acquired four small physician practices and the physicians became employees or contractors of the Company. As consideration for the acquired practices, the Company paid $104,000 in cash and issued to the former owners of the acquired practices 12,385 shares of the Company’s common stock with an estimated fair value of $167,000. The following table summarizes the estimated fair values of assets acquired at the business combination date. No liabilities were assumed in the transactions.

Inventories	$38,022
Property and equipment	212,565
Identifiable intangible assets - noncompete agreements	20,536

Assets acquired	$271,123

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2014

(Unaudited)

The physicians entered into employment agreements with the Company and these agreements include covenants not to compete. The Company recorded noncompete agreement intangible assets totaling $20,536 with a weighted-average amortization period of 3.1 years.

Note 4 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

USMD Hospital at Arlington, L.P.	$48,727	46.40%	$50,055	46.40%
USMD Hospital at Fort Worth, L.P.	10,098	30.88%	11,246	30.88%
Other	180	4%-34%	521	4%-34%

	$59,005		$61,822

At September 30, 2014, USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) were significant equity investees, as that term is defined by SEC Regulation S-X Rule 8-03(b)(3). Financial information for USMD Arlington and USMD Forth Worth is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
USMD Arlington:
Revenue	$24,159	$22,895	$67,711	$67,044
Income from operations	$5,212	$5,527	$15,009	$15,769
Income from continuing operations	$4,916	$4,901	$13,232	$15,013
Net income	$4,916	$4,901	$13,232	$15,013

USMD Fort Worth:
Revenue	$10,873	$9,405	$29,417	$26,988
Income from operations	$3,064	$2,113	$7,449	$5,577
Income from continuing operations	$2,861	$1,924	$6,871	$4,946
Net income	$2,861	$1,924	$6,871	$4,946

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2014

(Unaudited)

Note 5 – Patient Service Revenue

The Company’s patient service revenue by payer is summarized in the table that follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$14,498	30.3%	$13,743	31.0%	$41,166	30.1%	$40,393	30.2%
Medicaid	350	0.7	309	0.7	1,084	0.8	1,079	0.8
Managed care and commercial payers	33,185	69.3	30,775	69.5	94,274	68.9	91,472	68.4
Self-pay	874	1.8	1,047	2.4	2,651	1.9	3,187	2.4

Patient service revenue before provision for doubtful accounts	48,907	102.1	45,874	103.6	139,175	101.7	136,131	101.7
Patient service revenue provision for doubtful accounts	(1,013)	(2.1)	(1,581)	(3.6)	(2,276)	(1.7)	(2,329)	(1.7)

Net patient service revenue	$47,894	100.0%	$44,293	100.0%	$136,899	100.0%	$133,802	100.0%

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

Balance at December 31, 2013	Provision for Doubtful Accounts Related to Patient Service Revenue	Provision for Doubtful Accounts	Write-offs	Balance at September 30, 2014

$1,758	2,276	186	(2,800)	$1,420

Note 6 – Intangible Assets

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

As result of the branding initiative, management concluded that the indefinite-lived trade names were now finite-lived assets. In connection with this change, the Company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of the trade names to determine whether any impairment existed. The Company concluded that the estimated fair value of the trade names was less than the associated carrying value and that an impairment write-down was required. As a result of this determination, the Company recorded an impairment loss of $8.4 million, which is included in “depreciation and amortization” on the Company’s consolidated statement of operations for the nine months ended September 30, 2014. The estimated fair values of the trade names were calculated using an income approach – relief from royalty method, which assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trade name asset (see Note 9). The new $2.6 million carrying value of the trade names will be amortized on a straight line basis over the five year estimated useful life of the trade names. The actual useful life of the trade names will vary dependent upon certain factors including the availability of funding to execute the branding initiative.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2014

(Unaudited)

The components of amortizable intangible assets consist of the following:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$5,246	$(689)	$4,557	$5,246	$(544)	$4,702
Trade names	11,168	(8,706)	2,462	462	(123)	339
Customer relationships	767	(533)	234	767	(341)	426
Noncompete agreements	12,547	(2,610)	9,937	12,527	(1,667)	10,860

	$29,728	$(12,538)	$17,190	$19,002	$(2,675)	$16,327

For the nine months ended September 30, 2014, amortization of intangible assets totaled $9.9 million including the $8.4 million impairment loss noted above. Total estimated amortization expense for the Company’s intangible assets through the end of 2014 and during the next five years is as follows (in thousands):

October through December 2014	$566
2015	$2,144
2016	$1,974
2017	$1,972
2018	$1,972
2019	$1,665

Note 7 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued payables	$3,785	$5,285
Accrued bonus	980	1,860
Other accrued liabilities	1,216	1,299
IBNR payable	10,714	1,918
Income taxes payable	1,987	395

	$18,682	$10,757

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2014

(Unaudited)

Note 8 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Holdings:
Credit Agreement:
Term debt	$7,500	$15,687
Revolving credit facility	1,500	3,000
Convertible subordinated notes, net of unamortized discount of $3,125 and $3,503 at September 30, 2014 and December 31, 2013, respectively	21,217	20,839
Subordinated related party notes payable	3,577	3,734
Other note payable	68	120

	33,862	43,380
Consolidated lithotripsy entities:
Notes payable	1,355	1,766
Capital lease obligations	778	1,052

	2,133	2,818

Total long-term debt and capital lease obligations	35,995	46,198
Less: current portion	(5,002)	(8,492)

Long-term debt and capital lease obligations, less current portion	$30,993	$37,706

Credit Agreement

On August 31, 2012, in connection with the Contribution, USMD and its wholly owned subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and additional lenders (as amended, the “Credit Agreement”). On February 25, 2014, the Company entered into Amendment No. 3 to Credit Agreement, which, among other things, extended the maturity date of the revolving credit facility (the “Revolver”) from February 28, 2014 to June 30, 2015. In addition, the amendment reduced the minimum fixed charge coverage ratio requirement and established a senior leverage ratio covenant.

In March 2014, the Company determined that it had not been in compliance with its fixed charge coverage ratio or senior leverage ratio covenants. Effective April 14, 2014, the Company entered into Waiver and Amendment No. 4 to Credit Agreement (“Amendment No. 4”). Amendment No. 4 permanently waived the existing covenant violations, modified the fixed charge coverage ratio and senior leverage ratio covenants and established a minimum adjusted EBITDA financial covenant. In addition, the amendment reduced the Revolver commitment amount from $10.0 million to $3.0 million and accelerated the maturity date of one of the term loans (the “Tranche C Term Loan”) to April 21, 2014. Amendment No. 4 also prohibited scheduled payments of principal and interest on the Company’s subordinated related party notes payable through September 30, 2014.

Effective September 23, 2014, the Company entered into Amendment No. 5 to Credit Agreement (“Amendment No. 5”). Among other things, Amendment No. 5 delays commencement of principal and interest payments on certain subordinated debt from September 30, 2014 to December 31, 2014. Amendment No. 5 also requires the Company to repay $1.5 million in principal under the Revolver. This payment was made on September 22, 2014. The Company may reborrow such amount under the Revolver in accordance with the terms of the Credit Agreement.

The Credit Agreement requires the Company to maintain a fixed charge coverage ratio greater than or equal to 0.35:1.00 for the period of four consecutive fiscal quarters ended March 31, 2014 and 1.25:1.00 for any period of four consecutive fiscal quarters beginning June 30, 2014 through August 31, 2017. In addition, the Company is required to maintain a senior leverage ratio less than or equal to 3.10:1.00 for the period of four consecutive fiscal quarters ended March 31, 2014, 1.25:1.00 for the period of four consecutive fiscal quarters ended June 30, 2014 and 1.00:1.00 for any period of four consecutive fiscal quarters beginning September 30, 2014 through August 31, 2017. Finally, the Company must maintain a minimum adjusted EBITDA (as defined in the Credit Agreement) of $0.8 million for any calendar month beginning with the month ended April 30, 2014. As of September 30, 2014, the Company was in compliance with its Credit Agreement covenant requirements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2014

(Unaudited)

Pursuant to the Credit Agreement, the Company was required to maintain a compensating balance of $5.0 million as collateral for its borrowings under the Credit Agreement. This amount was historically recorded as restricted cash on the Company’s consolidated balance sheets. The Credit Agreement provided that the balance be held in an account at JPMorgan Chase Bank, N.A. Amendment No. 4 modified the payment terms of the $5.0 million Tranche C Term Loan to allow the lender to utilize the $5.0 million compensating balance to pay off the Tranche C Term Loan on or before its amended April 21, 2014 maturity date. On April 18, 2014, the Tranche C Term Loan was paid in full with the compensating balance funds. At September 30, 2014, $1.5 million was available to borrow under the Company’s revolving credit facility.

Long-Term Debt Maturities

Maturities of the Company’s long-term debt (as amended) are as follows as of September 30, 2014 (in thousands):

October through December, 2014	$1,369
2015	5,214
2016	3,711
2017	2,921
2018	785
2019	24,342

Total	$38,342

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

In connection with the Company’s branding initiative announced in May 2014, certain acquired trade names with a carrying value of $11.0 million were written down to their estimated fair value of $2.6 million, resulting in an impairment loss of $8.4 million (Level 3 fair value measurement). Fair value was estimated using an income approach – relief from royalty method, which assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trade name asset. The cash flow model the Company used to estimate the fair value of the trade names involves several assumptions, most significantly, projected revenue growth rates, a pre-tax royalty rate of 1.0% declining to 0.1% over the estimated five year life of the asset and a discount rate of 17%.

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

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated notes	$21,217	$19,488	$20,839	$25,985
Subordinated related party notes payable	$3,577	$3,399	$3,734	$3,481
Consolidated lithotripsy entity notes payable	$1,355	$1,357	$1,766	$1,767
Other note payable	$68	$69	$120	$124

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2014

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

Note 10 – Share-Based Payment

Pursuant to the USMD Holdings, Inc. 2010 Equity Compensation Plan (the “Equity Compensation Plan”), the Company may grant equity awards to employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. Effective, June 6, 2014, at the annual meeting of stockholders, the stockholders approved an amendment to the Equity Compensation Plan that increased the aggregate number of shares that may be issued under the Equity Compensation Plan from 1.0 million to 2.5 million. Stock options may be granted with a contractual life of up to ten years. At September 30, 2014, the Company had approximately 1.6 million shares available for grant under the Equity Compensation Plan.

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

Nine Months Ended September 30, 2014
Risk-free interest rate	1.94%
Expected volatility of common stock	45.0%
Expected life of options	5.9 years
Dividend yield	0.00%

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2014

(Unaudited)

The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of exchange traded options and, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of stock options. A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	583,697	$25.39
Granted	150,000	17.25
Exercised	—	—		$—
Forfeited	(543)	20.23

Outstanding as of September 30, 2014	733,154	$23.73	6.28	$—

Vested and expected to vest at September 30, 2014	382,084	$24.00	5.71	$—
Exercisable at September 30, 2014	277,279	$23.97	5.41	$—

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2014 was $6.80 per option. The fair value of stock options vested and associated share-based payment expense recognized for the three and nine months ended September 30, 2014 was $229,000 and $998,000, respectively, and is included in salaries, wages and employee benefits. At September 30, 2014, the total unrecognized compensation cost related to nonvested share-based payment awards was $2.9 million, which is expected to be recognized over a remaining weighted-average period of 3.1 years.

Payments in Common Stock

For services rendered as members of the Company’s Board of Directors, the Company has elected to compensate directors in common stock of the Company. Grant dates occur on the last day of each month and shares granted are fully vested and non-forfeitable. Shares are generally issued in arrears in three month blocks. Pursuant to the Equity Compensation Plan, during the nine months ended September 30, 2014, the Company granted to members of its Board of Directors an aggregate 41,675 shares of its common stock with a grant date fair value of $478,000, which is included in other operating expenses on the Company’s statement of operations. During the nine months ended September 30, 2014, in payment of board compensation earned through July 31, 2014, the Company issued 29,600 of previously granted shares with an aggregate grant date fair value of $373,000. The shares were issued pursuant to the Equity Compensation Plan.

Pursuant to the Equity Compensation Plan, on March 5 and 6, 2014, the Company issued an aggregate 14,958 shares of its common stock with a grant date fair value of $243,000 to a member of senior management and members of the Company’s Board of Directors in payment of certain compensation accrued at December 31, 2013.

A consultant to the Company has agreed to be partially compensated in common stock for services rendered. Grant dates occur on the last day of each month and shares granted are fully vested and non-forfeitable. Pursuant to the Equity Compensation Plan, during the nine months ended September 30, 2014, the Company granted to the consultant 3,343 shares of common stock with a grant date fair value of $38,000. During the nine months ended September 30, 2014, the Company issued to the consultant 2,853 of those shares with a grant date fair value of $34,000.

Of the shares of common stock described above, 19,501 shares have not been registered under the Securities Act of 1933, as amended, and may not be transferred without an effective registration statement or pursuant to an appropriate exemption from such act.

Registration of Common Shares

On July 14, 2014, USMD filed a registration statement on Form S-8 to register with the SEC approximately 1.7 million shares of USMD common stock available for issuance under the Equity Compensation Plan and the Deferral Plan. The registration statement became effective upon filing.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2014

(Unaudited)

Salary Deferral Plan

On May 5, 2014, USMD’s Board of Directors approved and established the Salary Deferral Plan (the “Deferral Plan”). On July 18, 2014, the holder of a majority of USMD’s outstanding voting stock approved the Deferral Plan by written consent in lieu of a special meeting. The Company mailed an information statement on Schedule 14C to shareholders on or about July 22, 2014 informing the shareholders of the creation of the Deferral Plan. The Deferral Plan went into effect on August 11, 2014, 20 days after the information statement was mailed as required by law. The Deferral Plan permits the Company to defer the payment of a predetermined portion of a participant’s base salary each calendar quarter. The plan administrator will decide after the end of each quarter whether deferred amounts will be paid in the form of cash, shares of common stock or a combination of both. Any shares of common stock issued under the Deferral Plan will be issued from the shares of common stock authorized for issuance under the Equity Compensation Plan, as amended.

In August 2014, pursuant to the Deferral Plan, the Company granted 15,700 shares of its common stock with a grant date fair value of $150,000 to certain of its executives in payment of salary amounts deferred during the second quarter of 2014. The Company anticipates issuing the common shares granted under the Deferral Plan in the first quarter of 2015.

Note 11 – Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to the Company’s stockholders by the weighted-average number of common shares outstanding during the period, including fully vested and unissued common shares. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Securities that are potentially dilutive to common shares include outstanding stock options and the convertible subordinated notes. Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be antidilutive.

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

September 30, 2014

(Unaudited)

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share and the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss attributable to USMD Holdings, Inc. - basic	$(1,746)	$(436)	$(11,082)	$(122)
Effect of potentially dilutive securities:
Interest on convertible subordinated notes, net of tax	—	—	—	—

Net loss attributable to USMD Holdings, Inc. - diluted	$(1,746)	$(436)	$(11,082)	$(122)

Denominator:
Weighted-average common shares outstanding	10,177	10,088	10,151	10,071
Effect of potentially dilutive securities:
Stock options	—	—	—	—
Convertible subordinated notes	—	—	—	—

Weighted-average common shares outstanding assuming dilution	10,177	10,088	10,151	10,071

Loss per share attributable to USMD Holdings, Inc.:
Basic	$(0.17)	$(0.04)	$(1.09)	$(0.01)
Diluted	$(0.17)	$(0.04)	$(1.09)	$(0.01)

The following table presents the potential shares excluded from the diluted loss per share calculation because the effect of including theses potential shares would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	802	576	802	576
Convertible subordinated notes	1,042	1,042	1,042	1,042

	1,844	1,618	1,844	1,618

Note 12 – Commitments and Contingencies

Financial Guarantees

As of September 30, 2014, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $19.6 million. The guarantees provide for recourse against the investee; however, if the Company were required to perform under the guarantees, recovery of any amount from investees would be unlikely. The remaining terms of these guarantees range from four to 65 months. The Company records a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2014

(Unaudited)

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

Certain subsidiaries of the Company in the ordinary course of business are party to various medical negligence lawsuits and wrongful termination lawsuits. In addition, subsidiaries of the Company have received notices of potential claims. For lawsuits and claims where the Company can reasonably estimate a range of loss, the Company estimates a reasonably possible range of loss of $0.5 million to $1.2 million. In the remaining lawsuits and the potential claims, the parties are in the early stages of discovery and/or the plaintiffs have not made specific demands for damages. Due to these circumstances, the Company is unable to estimate a reasonably possible range of loss related to these lawsuits and claims. The Company is insured against the claims described above and believes based on the facts known to date that any damage award related to such claims would be recoverable from its insurer.

The Company is subject to various additional claims and legal proceedings that have arisen in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Resolution Agreement

On October 26, 2012, a subsidiary of the Company entered into a Mediation Settlement Agreement with an entity to which the subsidiary had provided management services under a long term contract. The entity agreed to pay the Company the sum of $650,000 to settle certain claims between the Company and the entity arising from the entity’s early termination of the contract. The Mediation Settlement Agreement required the entity to pay the Company $100,000 in November 2012 and to make 55 monthly payments of $10,000 on the first day of each month beginning December 2012. The Company concluded that collection of the settlement amount was not reasonably assured and recorded the gain as amounts were collected. Effective April 11, 2014, the Company and the entity entered into a Lump Sum Settlement Agreement, whereby for one lump sum payment of $342,500 received and recorded by the Company on April 18, 2014, all outstanding liabilities due under the Mediation Settlement Agreement are deemed to be fully paid and satisfied.

Financial Advisory Commitment

The Company has in place with an investment banking firm a financial advisory services agreement, as amended, (“FAS Agreement”). Under the FAS Agreement, the Company is obligated to compensate the firm in cash for certain financial transactions in amounts generally equal to the greater of a minimum $1.0 million to $2.5 million dependent upon the transaction type or a percentage of the potential transaction value, as further defined in the FAS Agreement. If the Company enters into a qualifying financial transaction during a one year period subsequent to termination of the FAS Agreement, the investment banking firm is entitled to compensation under the terms of the FAS Agreement. The FAS Agreement remains in effect until terminated by either party. As of September 30, 2014, the Company has not closed any transaction for which compensation is due to the investment banking firm.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2014

(Unaudited)

Operating Lease Commitments

Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

October through December, 2014	$3,238
2015	12,649
2016	10,896
2017	8,963
2018	8,023
2019	7,315
Thereafter	33,907

Total	$84,991

Note 13 – Related Party Transactions

The Company provides management, clinical and support services to various nonconsolidated affiliates in which it has limited partnership or ownership interests. Management and other services revenue and accounts receivable from these entities are as follows:

	Management and Other Services Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
USMD Arlington	$2,689	$2,624	$7,855	$7,797
USMD Fort Worth	847	1,082	2,987	3,213
Other equity method investees	406	413	1,398	944

	$3,942	$4,119	$12,240	$11,954

	Accounts Receivable
	September 30, 2014	December 31, 2013
	(in thousands)
USMD Arlington	$370	$388
USMD Fort Worth	—	446
Other equity method investees	154	203

	$524	$1,037

One consolidated lithotripsy entity provides lithotripsy services to USMD Arlington and USMD Fort Worth. For the three months ended September 30, 2014 and 2013, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $0.5 million and $0.6 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $1.6 million for both periods.

The Company leases space from USMD Arlington for certain of its physicians and its Arlington-based cancer treatment center. For the three months ended September 30, 2014 and 2013, the Company recognized rent expense related to USMD Arlington totaling $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recognized rent expense related to USMD Arlington totaling $1.4 million and $1.3 million, respectively.

Note 14 – Subsequent Events

One-Time Termination Benefits

In September 2014, in order to improve flexibility in the revenue cycle process, the Company entered into an arrangement to outsource the majority of its revenue cycle function to an external provider. Management expects that this arrangement will result in the termination of most of the Company’s revenue cycle employees as of or before early December 2014. Employees were first advised of the outsourcing in September; however, an approved termination benefit plan was not yet in place.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2014

(Unaudited)

In October 2014, the Company notified the first group of impacted employees of the approved termination plan and its benefits and recognized a liability of $0.4 million, which approximates fair value of the estimated one-time termination benefit. The 67 employees in this group were terminated effective October 31, 2014. Management expects to communicate termination benefits to the second and final group of 26 employees in mid-to-late November. At that date, management expects to recognize a termination benefit liability of approximately $0.3 million and those employees will be terminated in late November and early December. The Company anticipates paying all termination benefits prior to December 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Through our subsidiaries and affiliates, we provide healthcare services to patients and management and operational services to healthcare providers. We provide healthcare services to patients in physician clinics, hospitals and other healthcare facilities, including cancer treatment centers and anatomical pathology and clinical laboratories. A wholly owned subsidiary of USMD is the sole member of a Texas certified non-profit health organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area.

A subsidiary of the Company is an equal co-member of a Texas non-profit corporation that has been approved by the Texas Medical Board as a certified non-profit health organization (“WNI-DFW”). WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model where we receive from the third party payer a fixed payment per member per month for a defined patient population to manage the healthcare of that population. In such a model, we are responsible for all cost of care of the population. The entity accomplishes this by managing patient care and by contracting with healthcare providers to provide needed healthcare services for the patient population. This differs from the fee-for-service model where we are paid based on specific services performed. The members are entitled to any residual amounts and bear the risk of any deficits. Our WNI-DFW co-member is an industry leader in medical risk management and efficient healthcare delivery services. Under this model, our co-member provides broad care coordination and administrative services. USMD Physician Services provides physician services to the managed patient population. We consolidate the operations of WNI-DFW into our financial statements.

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

We intend to expand our physician-led integrated health system in the North Texas service area, with a specific focus on expansion of our risk contracting business. Our success is dependent upon our ability to: i) increase the number of physicians and specialists in our system; ii) increase our Medicare Advantage managed patient population; iii) expand the service offerings within our physician-led integrated health system – to move from an early-stage integrated health system to a fully integrated health system; iv) reasonably estimate the risk profile of patient populations; and v) control costs of care. Our near term growth and success is dependent upon our ability to execute our expansion strategy and to organize and successfully assimilate those new components into our healthcare delivery model.

For the periods presented, we had the following operating statistics:

	September 30,
	2014	2013
Clinics and other health care facilities operated out of by USMD Physician Services	60	60
Primary care and pediatric physicians employed	131	123
Physician specialists employed	89	82

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Patient encounters (i)	270,892	220,109	731,641	663,669
RVU’s (ii)	392,499	378,898	1,140,543	1,120,256
Lab tests (iii)	321,466	295,433	1,021,089	889,385
Imaging procedures (iii)	16,009	10,986	38,619	33,833
Cancer treatment center fractions treated (iii)	4,262	7,360	17,588	24,265
Lithotripsy cases (iii)	2,626	2,398	7,241	7,029
Capitated member months (iv)	24,040	4,758	62,809	6,187

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Capitated membership(v)	8,417	7,249	6,881	1,752

i.	A patient encounter is registered when a patient sees his or her physician.
ii.	Relative Value Units (“RVUs”) are equivalent to physician work RVUs as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVUs as measures of physician productivity and utilization. RVUs are also a component of physician compensation.
iii.	Lab tests, imaging procedures, cancer treatment center fractions and lithotripsy cases are all production metrics based on Current Procedural Terminology codes.
iv.	Capitated member months represent the aggregate number of months of healthcare services WNI-DFW has provided to capitated members.
v.	Capitated membership represents the number of members under a capitation arrangement to which we provided healthcare services as of a specified date.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Three Months Ended September 30,				Three Month Variance
	2014		2013		2014 vs. 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$47,894	61.9%	$44,293	74.3%	$3,601	8.1%
Capitated revenue	18,500	23.9%	3,759	6.3%	14,741	392.2%
Management and other services revenue	5,296	6.8%	6,067	10.2%	(771)	-12.7%
Lithotripsy revenue	5,742	7.4%	5,492	9.2%	250	4.6%

Net operating revenue	77,432	100.0%	59,611	100.0%	17,821	29.9%

Operating expenses:
Salaries, wages and employee benefits	42,637	55.1%	38,557	64.7%	4,080	10.6%
Medical supplies and services expense	22,517	29.1%	8,459	14.2%	14,058	166.2%
Rent expense	4,105	5.3%	3,770	6.3%	335	8.9%
Provision for doubtful accounts	138	0.2%	99	0.2%	39	39.4%
Other operating expenses	7,725	10.0%	6,674	11.2%	1,051	15.7%
Depreciation and amortization	1,997	2.6%	1,900	3.2%	97	5.1%

	79,119	102.2%	59,459	99.7%	19,660	33.1%

Income (loss) from operations	(1,687)	-2.2%	152	0.3%	(1,839)	-1209.9%
Other income, net	1,945	2.5%	1,857	3.1%	88	4.7%

Income before income taxes	258	0.3%	2,009	3.4%	(1,751)	-87.2%
Income tax benefit	(663)	-0.9%	(110)	-0.2%	(553)	502.7%

Net income	921	1.2%	2,119	3.6%	(1,198)	56.5%
Less: net income attributable to noncontrolling interests	(2,667)	-3.4%	(2,555)	-4.3%	(112)	4.4%

Net loss attributable to USMD Holdings, Inc.	$(1,746)	-2.3%	$(436)	-0.7%	$(1,310)	300.5%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (dollars in thousands):

	Three Months Ended September 30,				Three Month Variance
	2014		2013		2014 vs. 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$37,949	49.0%	$35,799	60.1%	$2,150	6.0%
Imaging	1,678	2.2%	929	1.6%	749	80.6%
Diagnostic laboratories	3,728	4.8%	3,393	5.7%	335	9.9%
Cancer treatment center	2,509	3.2%	3,331	5.6%	(822)	-24.7%

Total patient encounter based clinic net patient service revenue	45,864	59.2%	43,452	72.9%	2,412	5.6%
Other physician revenue	2,030	2.6%	841	1.4%	1,189	141.4%

	47,894	61.9%	44,293	74.3%	3,601	8.1%

Capitated revenue	18,500	23.9%	3,759	6.3%	14,741	392.2%

Management and other services revenue:
Hospital management revenue	3,524	4.6%	3,628	6.1%	(104)	-2.9%
Lithotripsy management revenue	338	0.4%	346	0.6%	(8)	-2.3%
Cancer treatment center management revenue	715	0.9%	1,251	2.1%	(536)	-42.8%
Other services revenue	719	0.9%	842	1.4%	(123)	-14.6%

	5,296	6.8%	6,067	10.2%	(771)	-12.7%

Lithotripsy revenue	5,742	7.4%	5,492	9.2%	250	4.6%

Net operating revenue	$77,432	100.0%	$59,611	100.0%	$17,821	29.9%

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

Patient encounter based clinic NPSR increased $2.4 million or 5.6% driven by increases in patient encounters and RVUs of 23.1% and 3.6%, respectively, for the three months ended September 30, 2014 as compared to the same period in 2013. The increase in patient encounters and RVUs resulted in higher volume enhanced NPSR of $8.6 million for 2014 as compared to the same period in 2013. However, NPSR per patient encounter decreased 14.2%, resulting from overall average lower acuity or case mix combined with an unfavorable shift in payer mix. This shift in acuity is reflected in an approximately 8% decline in RVUs per charge, which generally garners lower reimbursement per patient encounter. The shift in payer mix was reflected by an increase in utilization by beneficiaries enrolled in government program payer sources from 38% to 40% of gross charges. The change in case mix and payer mix contributed a decrease of $6.2 million in NPSR.

Other physician revenue represents non-clinic physician premium payments for quality measures, on-call pay and physician recruit guarantee revenues and increased to $2.0 million for the three months ended September 30, 2014 from $0.8 million for the same period in 2013. The increase is primarily attributable to a $1.1 million increase in premium payments for quality measures.

- Capitated Revenue

In June 2013, WNI-DFW began operations and we began recording capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue increased $14.7 million to $18.5 million for the three months ended September 30, 2014 from $3.8 million for the same period in 2013 due to increased membership counts at WNI-DFW. Capitated revenue is correlated to capitated membership counts as well as the health risk of the population being managed; the population risk impacts the “per member per month” rate earned. We anticipate increasing our capitated member counts through WNI-DFW or other entities focused on the Medicare Advantage market as we execute our strategy to move from an early-stage integrated health system to a fully integrated health system.

- Management and Other Services Revenue

Management services revenue includes revenue earned through the provision of management and support services to our nonconsolidated managed entities. Management services revenue decreased 12.7% to $5.3 million for the three months ended September 30, 2014 from $6.1 million for the same period in 2013.

Hospital management revenue earned from USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) decreased $0.1 million or 2.9% primarily due to a reduction in the contractual inflation adjustment to reimbursable support costs. In addition, a favorable shift to a higher acuity surgical case mix at the hospitals was offset by an unfavorable change in commercial versus government payer mix in 2014 as compared to the same period in 2013. The reduction in reimbursable support costs contributed $0.2 million to the decrease in hospital management revenue and was offset by an increase of $0.1 million as a result of the favorable shift to a higher acuity surgical case mix, net of the payer mix-pricing shifts. The hospitals will continue to receive annual inflation adjustments to reimbursable support costs equivalent to the Bureau of Labor and Statistics Healthcare Services component of the Consumer Price Index.

Cancer treatment center management revenue decreased $0.5 million in 2014 as compared to the same period in 2013. We earn cancer treatment center management revenue by charging the cancer treatment center a contracted management fee that is based on a percentage of the managed entity’s account collections, net income, a combination of collections and net income, or a fixed monthly fee and reimbursement of variable support costs. We negotiate the management fee with each cancer treatment center and it differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of cancer treatment center management revenue. In the second and fourth quarters of 2013, two contractual management arrangements with mature cancer treatment center groups affecting six cancer treatment centers were terminated. In addition, we began managing four newly opened cancer treatment centers during the second quarter of 2013. In the second quarter of 2014, one contractual management arrangement with a mature cancer treatment center and one contractual management arrangement with a newly opened cancer treatment center were terminated. The net effect of the contract terminations and the opening of new cancer treatment centers resulted in a $0.5 million decrease in consolidated cancer treatment center management revenue for the three months ended September 30, 2014 as compared to the same period in 2013. Same facility cancer treatment center management revenue remained flat. Same facility year over year individual entity contractual rates did not change in 2014 as compared to 2013 rates.

Other services revenue primarily consists of healthcare consulting services provided to third parties and income related to the early termination of management agreements. Other services revenue decreased 14.6% to $0.7 million for the three months ended September 30, 2014 from $0.8 million for the same period in 2013 primarily due to a decline in healthcare consulting revenue.

- Lithotripsy Revenue

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which increased 4.6% or $0.2 million to $5.7 million for the three months ended September 30, 2014 from $5.5 million for the same period in 2013. Lithotripsy entity case counts increased 9.5% resulting in an increase in lithotripsy revenue of $0.5 million in 2014 as compared to the same period in 2013. A decrease in average aggregate contract rates for the consolidated lithotripsy entities, due to shifts in utilization and negotiated rate changes year over year, resulted in a $0.3 million decline. We anticipate downward pricing pressure to continue to negatively impact lithotripsy revenue throughout 2014.

Operating Expenses

Salaries, wages and employee benefits increased 10.6% to $42.6 million for the three months ended September 30, 2014 from $38.6 million for the same period in 2013. The increase is primarily related to the new physician compensation model (see below), increased RVUs and headcount growth in non-physician clinic management and staff. Physician and physician extenders salary expense increased $1.8 million, non-physician salary expense increased $1.5 million and health and retirement benefit costs increased $0.6 million.

Effective July 2014, we entered into a new compensation model with our physicians that we believe will increase physician productivity, quality and profitability. Full implementation of the terms of the new compensation model occurs eighteen months after July 2014. During that interim period, we may continue to incur higher physician salaries relative to the historical run rate. We have also increased non-physician clinic management and staff to levels we believe will maximize the productivity and efficiency of the physicians and clinics as a whole. We anticipate that these increases in clinic support staff to these targeted levels will enable physicians to increase patient loads while also improving the quality of patient visits and health outcomes.

Medical supplies and services expense includes external medical claims costs associated with our risk contract patient population (WNI-DFW) as well as medical supplies and services associated with all patients, such as drugs, medications and general medical supplies. Due primarily to the operations at WNI-DFW, medical supplies and services expense increased $14.1 million to $22.5 million for the three months ended September 30, 2014 from $8.5 million for the same period in 2013. WNI-DFW began managing patient care in June 2013 and membership counts have increased substantially since then, contributing to an increase in the related medical expense of $12.1 million to $15.0 million from $2.8 million for the same period in 2013. Medical expense of WNI-DFW includes the direct medical cost of caring for the patient population including incurred but not reported medical claims (“IBNR”). In addition, during 2014, a component of our physician practice significantly increased the number of treatments requiring certain high-cost oncology drugs, which comprised the majority of an increase in drug expense of $1.4 million as compared to the same period in 2013. The remaining increase of $0.6 million is primarily due to an increase in lab and medical supplies expense.

Rent expense increased 8.9% to $4.1 million for the three months ended September 30, 2014 from $3.8 million for the same period in 2013 due primarily to an increase in leased space, annual CPI rent adjustments and a $0.1 million increase in equipment lease expense.

Other operating expenses consist primarily of professional fees, purchased services, repairs and maintenance, management fees and other expense. Other operating expenses increased 15.7% to $7.7 million for the three months ended September 30, 2014 from $6.7 million for the same period in 2013. The increase is primarily related to a $0.7 million increase in medical management and administrative fees incurred at WNI-DFW. In addition, general and administrative expenses of WNI-DFW increased $0.4 million. As WNI-DFW member counts and revenues expand, and WNI-DFW gains efficiencies in its provision of care coordination and overall medical management services, we anticipate that medical management fees incurred at WNI-DFW will continue to grow.

Depreciation and amortization increased $0.1 million for the three months ended September 30, 2014 as compared to the same period in 2013. As a result of a branding initiative announced in May 2014, certain indefinite-lived trade name intangible assets became finite-lived assets. The increase in depreciation and amortization is due to amortization of these trade names.

Other Income, net

Other income, net increased 4.7% to $1.9 million for the three months ended September 30, 2014 from $1.8 million for the same period in 2013. A $0.3 million increase in equity in income of nonconsolidated affiliates was offset by a $0.2 million increase in net interest expense.

The increase in equity in income of nonconsolidated entities was the result of a $1.0 million increase in the equity in income of USMD Arlington and USMD Fort Worth offset by a $0.7 million decrease in the equity in income of other nonconsolidated affiliates. The increase in the equity in income of USMD Arlington is attributable to a $0.7 million increase due to our September 2013 acquisition of additional ownership interests in USMD Arlington. The increase in the equity in income of USMD Fort Worth is attributable to a $0.3 million increase related to increased profitability at USMD Fort Worth. Comparative equity in income of other nonconsolidated affiliates decreased $0.7 million during the third quarter of 2014 primarily due to a reduction in profitability at the cancer treatment center in Alaska.

The comparative increase in net interest expense was primarily due to the September 2013 issuance of convertible subordinated notes for the acquisition of the USMD Arlington Class P partnership interests.

Income Tax Benefit

USMD’s effective tax rates were 309% and 5.5% for the three months ended September 30, 2014 and 2013, respectively. The increase in the effective rate is primarily due to the impact of net income attributable to noncontrolling interests during a near-break-even period, as existed for the three months ended September 30, 2014.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-USMD ownership interests in our consolidated entities. Net income attributable to noncontrolling interests increased 4.4% to $2.7 million for the three months ended September 30, 2014 from $2.6 million for the same period in 2013. The change is related to an increase in net income of the consolidated lithotripsy entities.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Nine Months Ended September 30,				Nine Month Variance
	2014		2013		2014 vs. 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$136,899	62.9%	$133,802	76.6%	$3,097	2.3%
Capitated revenue	47,360	21.8%	5,621	3.2%	41,739	742.6%
Management and other services revenue	17,409	8.0%	19,140	11.0%	(1,731)	-9.0%
Lithotripsy revenue	15,930	7.3%	16,157	9.2%	(227)	-1.4%

Net operating revenue	217,598	100.0%	174,720	100.0%	42,878	24.5%

Operating expenses:
Salaries, wages and employee benefits	123,465	56.7%	115,033	65.8%	8,432	7.3%
Medical supplies and services expense	58,539	26.9%	19,933	11.4%	38,606	193.7%
Rent expense	11,780	5.4%	10,945	6.3%	835	7.6%
Provision for doubtful accounts	186	0.1%	112	0.1%	74	66.1%
Other operating expenses	24,399	11.2%	19,985	11.4%	4,414	22.1%
Depreciation and amortization	14,173	6.5%	5,782	3.3%	8,391	145.1%

	232,542	106.9%	171,790	98.3%	60,752	35.4%

Income (loss) from operations	(14,944)	-6.9%	2,930	1.7%	(17,874)	-610.0%
Other income, net	5,856	2.7%	4,809	2.8%	1,047	21.8%

Income (loss) before income taxes	(9,088)	-4.2%	7,739	4.4%	(16,827)	-217.4%
Provision (benefit) for income taxes	(4,986)	-2.3%	414	0.2%	(5,400)	-1304.3%

Net income (loss)	(4,102)	-1.9%	7,325	4.2%	(11,427)	-156.0%
Less: net income attributable to noncontrolling interests	(6,980)	-3.2%	(7,447)	-4.3%	467	-6.3%

Net loss attributable to USMD Holdings, Inc.	$(11,082)	-5.1%	$(122)	-0.1%	$(10,960)	8983.6%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (dollars in thousands):

	Nine Months Ended September 30,				Nine Month Variance
	2014		2013		2014 vs. 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$109,451	50.3%	$107,010	61.2%	$2,441	2.3%
Imaging	3,517	1.6%	2,955	1.7%	562	19.0%
Diagnostic laboratories	11,059	5.1%	10,837	6.2%	222	2.0%
Cancer treatment center	9,310	4.3%	10,477	6.0%	(1,167)	-11.1%

Total patient encounter based clinic net patient service revenue	133,337	61.3%	131,279	75.1%	2,058	1.6%
Other physician revenue	3,562	1.6%	2,523	1.4%	1,039	41.2%

	136,899	62.9%	133,802	76.6%	3,097	2.3%

Capitated revenue	47,360	21.8%	5,621	3.2%	41,739	742.6%

Management and other services revenue:
Hospital management revenue	10,824	5.0%	10,777	6.2%	47	0.4%
Lithotripsy management revenue	1,047	0.5%	1,024	0.6%	23	2.2%
Cancer treatment center management revenue	2,937	1.3%	4,148	2.4%	(1,211)	-29.2%
Other services revenue	2,601	1.2%	3,191	1.8%	(590)	-18.5%

	17,409	8.0%	19,140	11.0%	(1,731)	-9.0%

Lithotripsy revenue	15,930	7.3%	16,157	9.2%	(227)	-1.4%

Net operating revenue	$217,598	100.0%	$174,720	100.0%	$42,878	24.5%

- Net Patient Service Revenue

Patient encounter based clinic NPSR increased $2.1 million or 1.6%, for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase was driven by an increase in patient encounters of 10.2% and an increase in RVUs of 1.8% but was partially offset by a decrease in NPSR per patient encounter of 7.9%. The increase in patient encounters and RVUs resulted in higher volume enhanced NPSR of $12.4 million for 2014 as compared to the same period in 2013. However, NPSR per patient encounter decreased 7.9%, resulting from overall average lower acuity or case mix combined with an unfavorable shift in payer mix. This shift in acuity is reflected in an approximately 9% decline in RVUs per charge, which generally results in lower reimbursement per patient encounter. The shift in payer mix was reflected by an increase in utilization by beneficiaries enrolled in government program payer sources from 38% to 40% of gross charges. The change in case mix and payer mix contributed to a decrease of $10.3 million in NPSR.

Other physician revenue represents non-clinic physician premium payments for quality measures, on-call pay and physician recruit guarantee revenues and increased to $3.6 million for the nine months ended September 30, 2014 from $2.5 million for the same period in 2013. The increase is primarily attributable to a $1.1 million increase in premium payments for quality measures.

- Capitated Revenue

In June 2013, WNI-DFW began operations and we began recording capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue increased $41.7 million to $47.4 million for the nine months ended September 30, 2014 from $5.6 million for the same period in 2013 due to increased membership counts at WNI-DFW.

- Management and Other Services Revenue

Management services revenue decreased 9.0% to $17.4 million for the nine months ended September 30, 2014 from $19.1 million for the same period in 2013.

Hospital management revenue earned from USMD Arlington and USMD Fort Worth remained flat at $10.8 million. An increase in surgical case volume and a favorable shift to a higher acuity surgical case mix at the hospitals contributed $0.1 million to the increase in hospital management revenue in 2014 as compared to the same period in 2013 and were offset by a $0.1 million net reduction in the contractual inflation adjustment to reimbursable support costs. The hospitals will continue to receive annual inflation adjustments to reimbursable support costs equivalent to the Bureau of Labor and Statistics Healthcare Services component of the Consumer Price Index.

Cancer treatment center management revenue decreased $1.2 million in 2014 as compared to the same period in 2013. In the second and fourth quarters of 2013, two contractual management arrangements with mature cancer treatment center groups affecting six cancer treatment centers were terminated. We also began managing four newly opened cancer treatment centers during the second quarter of 2013. In the second quarter of 2014, one contractual management arrangement with a mature cancer treatment center and one contractual management arrangement with a newly opened cancer treatment center were terminated. The net effect of the contract terminations and the opening of new cancer treatment centers resulted in a $1.1 million decrease in consolidated cancer treatment center management revenue for the nine months ended September 30, 2014 as compared to the same period in 2013. Same facility cancer treatment volumes and collections declined 20% and 17%, respectively, contributing $0.1 million to the decline. Same facility year over year individual entity contractual rates did not change in 2014 as compared to 2013 rates.

Other services revenue primarily consists of healthcare consulting services provided to third parties and income related to the early termination of management agreements. Other services revenue decreased 18.5% to $2.6 million for the nine months ended September 30, 2014 from $3.2 million for the same period in 2013. In the second quarter of 2013, the owner of four cancer treatment centers located in Florida that we managed terminated its management agreements with us. We entered into a settlement agreement and received $0.9 million as a result of the early termination of the management agreements. In the second quarter of 2014, we entered into a settlement agreement and received a lump sum payment of $0.3 million in place of continued monthly payments as a result of the early termination of a management agreement.

- Lithotripsy Revenue

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which decreased 1.4% or $0.2 million, to $15.9 million for the nine months ended September 30, 2014 from $16.2 million for the same period in 2013. Lithotripsy entity case counts increased 3.0% resulting in an increase in lithotripsy revenue of $0.5 million in 2014 as compared to 2013. A decrease in average aggregate contract rate for the consolidated lithotripsy entities, due to shifts in utilization and negotiated rate changes year over year, resulted in a $0.7 million decline. We anticipate downward pricing pressure to continue to negatively impact lithotripsy revenue throughout 2014.

Operating Expenses

Salaries, wages and employee benefits increased 7.3% to $123.5 million for the nine months ended September 30, 2014 from $115.0 million for the same period in 2013. Non-physician salary expense increased $4.2 million and is primarily related to a growth in headcount of non-physician clinic management and staff to levels we believe will maximize the productivity and efficiency of the physicians and clinics as a whole. We anticipate that these increases in clinic support staff to these targeted levels will enable physicians to increase patient loads while also improving the quality of patient visits and health outcomes. In addition, physician and physician extenders salary expense increased $1.9 million due to increased RVUs and the new physician compensation model (see below). Health and retirement benefit costs increased $1.9 million.

Effective July 2014, we entered into a new compensation model with our physicians that we believe will increase physician productivity, quality and profitability. Full implementation of the terms of the new compensation model occurs eighteen months after July 2014. During that interim period, we may continue to incur higher physician salaries relative to the historical run rate.

Medical supplies and services expense includes external medical claims costs associated with our risk contract patient population (WNI-DFW) as well as medical supplies and services associated with all patients, such as drugs, medications and general medical supplies. Due primarily to the operations at WNI-DFW, medical supplies and services expense increased $38.6 million to $58.5 million for the nine months ended September 30, 2014 from $19.9 million for the same period in 2013. WNI-DFW began managing patient care in June 2013 and membership counts have increased substantially since then, contributing to an increase in the related medical expense of $34.4 million to $38.1 million from $3.6 million for the same period in 2013. Medical expense of WNI-DFW includes the direct medical cost of caring for the patient population including IBNR. In addition, during 2014, a component of our physician practice significantly increased the number of treatments requiring certain high-cost oncology drugs, which comprised the majority of an increase in drug expense of $2.9 million as compared to the same period in 2013. The remaining increase of $1.3 million is primarily due to an increase in medical supplies expense.

Rent expense increased 7.6% to $11.8 million for the nine months ended September 30, 2014 from $10.9 million for the same period in 2013 due to the relocation of one of our business offices during the third quarter of 2013, an increase in leased space, annual CPI rent adjustments and a $0.3 million increase in equipment lease expense. The new business office has more space and higher rent than the location it replaced.

Other operating expenses consist primarily of professional fees, purchased services, repairs and maintenance, management fees and other expense. Other operating expenses increased 22.1% to $24.4 million for the nine months ended September 30, 2014 from $20.0 million for the same period in 2013. The increase is primarily related to a $2.4 million increase in medical management and administrative fees incurred at WNI-DFW. As WNI-DFW member counts and revenues expand, and as WNI-DFW gains efficiencies in its provision of care coordination and overall medical management services, we anticipate that medical management fees incurred at WNI-DFW will continue to grow. In addition, general and administrative expenses of WNI-DFW increased $0.5 million, information technology expenses increased $0.8 million, professional fees increased $0.6 million, purchased services increased $0.3 million and utilities increased $0.3 million during the nine months ended September 30, 2014 as compared to the same period in 2013.

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

Depreciation and amortization increased $8.4 million for the nine months ended September 30, 2014 as compared to the same period in 2013. As a result of a branding initiative announced in May 2014, we concluded that certain indefinite-lived trade name assets were now finite-lived assets. As a result of this change in the nature of the trade names, in May 2014, we recorded an impairment charge of $8.4 million. Beginning June 1, 2014, the remaining $2.6 million carrying value of the trade names is being amortized on a straight line basis over the five year estimated useful life of the trade names. The actual useful life of the trade names will vary dependent upon certain factors including the availability of funding to execute the branding initiative. The newly estimated fair value of the trade names was highly impacted by the determination of the estimated life of those trade names. As plans to execute the branding initiative solidify, estimated useful lives may be reduced and future impairments of the carrying value may be necessary.

Other Income, net

Other income, net increased 21.8% to $5.9 million for the nine months ended September 30, 2014 from $4.8 million for the same period in 2013. A $2.2 million increase in equity in income of nonconsolidated affiliates was offset by a $1.0 million increase in net interest expense.

The increase in equity in income of nonconsolidated entities was the result of a $1.7 million increase in the equity in income of USMD Arlington and is attributable to a $2.2 million increase due to our September 2013 acquisition of additional ownership interests in USMD Arlington, offset by a $0.5 million decrease related to a reduction in profitability at USMD Arlington. In addition, comparative equity in income of nonconsolidated affiliates increased $0.5 million related to increased profitability of $0.9 million at USMD Fort Worth and the cancer treatment center in Missouri offset by a $0.4 million reduction in profitability at the cancer treatment center in Alaska.

The comparative increase in net interest expense was primarily due to the September 2013 issuance of convertible subordinated notes for the acquisition of the USMD Arlington Class P partnership interests.

The remaining decrease of $0.2 million is the result of a net loss on the sale of assets in 2014.

Provision (Benefit) for Income Taxes

USMD’s effective tax rates were 54.9% and 5.3% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the effective rate is primarily due to the impact net income attributable to noncontrolling interests has on the tax rate when a pretax loss exists, as it did for the nine months ended September 30, 2014, and the impact of recording the tax provision using the estimated annual effective tax rate in a period of pretax loss.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-USMD ownership interests in our consolidated entities. Net income attributable to noncontrolling interests decreased $0.4 million to $7.0 million for the nine months ended September 30, 2014 from $7.4 million for the same period in 2013. The decrease is primarily related to a decline in net income of the consolidated lithotripsy entities.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations including distributions from USMD Arlington and USMD Fort Worth. As of September 30, 2014, we had $9.4 million of cash and cash equivalents available for general corporate purposes. This amount is net of $17.3 million of cash held by consolidated entities that is only available for use by the specific consolidated entity. We believe these sources of cash will be adequate to fund our working capital requirements, debt service obligations, capital expenditures and other ongoing cash needs until 2019, when the convertible subordinated notes are due.

We continue to seek ways to conserve cash and maintain our liquidity. Under certain circumstances we utilize our common stock as a form of liquidity, primarily in payment of certain compensation and when acquiring physician practices. The new physician compensation model allows for up to 25% of the base salary of certain physicians to be deferred under certain conditions, and later paid in cash, our common stock, or a combination of both. The payment of deferred amounts in cash, if any, will occur within 45 days of the end of a given quarter and as soon as reasonably practical following the end of the quarter if paid in common stock, if any, subject to compliance with law.

In addition, on May 5, 2014, our Board of Directors approved and established the Salary Deferral Plan (the “Deferral Plan”). On July 18, 2014, the holder of a majority of our outstanding voting stock approved the Deferral Plan by written consent in lieu of a special meeting. Participation in the Deferral Plan is limited to certain of our executives. The Deferral Plan permits us to defer the payment of a predetermined portion of a participant’s base salary each calendar quarter. The plan administrator will decide after the end of each quarter whether deferred amounts will be paid in the form of cash, shares of common stock or a combination of both. The payment of deferred amounts in cash, if any, will occur within 45 days of the end of a given quarter and on or prior to March 14 of the following calendar year if paid in common stock, if any, subject to compliance with law. Any shares of common stock issued pursuant to the Deferral Plan will be issued from the shares of common stock authorized for issuance under the USMD Holdings, Inc. 2010 Equity Compensation Plan, as amended.

Our credit agreement provides for a revolving credit facility (“Revolver”) commitment of up to $3.0 million through June 30, 2015. The Revolver is available for working capital needs, subject to certain criteria. As of September 30, 2014, we had borrowed $1.5 million under the facility and an additional $1.5 million was available to borrow under the Revolver. Our consolidated lithotripsy entities have historically secured bank debt and capital leases to finance the acquisition of lithotripter equipment.

Through April 18, 2014, our credit agreement required us to maintain a restricted cash compensating balance of $5.0 million as collateral related to borrowings under our credit agreement. On April 18, 2014, the $5.0 million restricted cash was used to pay in full a $5.0 million term loan (the “Tranche C Term Loan”).

Our ability to borrow additional amounts under the Revolver and other existing corporate credit facilities is limited and our credit agreement limits the amount of additional debt we may incur. We are seeking additional or replacement liquidity and believe that such liquidity may be available to us through alternative debt/equity financings. However, there is no guarantee we will be able to find such additional or replacement liquidity. In addition, adequate funds may not be available when needed or may be available only on terms not acceptable to us. If we are unable to secure additional financing on terms acceptable to us, our operations and/or growth could be materially adversely impacted. Even if we secure additional financing, such financing could have a negative impact on our long-term cash flows and results of operations and may be dilutive to existing stockholders.

As we continue to execute our strategy to expand our physician-led integrated health system in the North Texas service area, we will continue to incur acquisition, integration and infrastructure investment costs. Acquisitions and significant expansion may be financed with our equity, existing cash and/or additional debt. As our business model matures, we believe cash flows from operations will provide the cash flow necessary to support integration costs and infrastructure investment. However, certain growth plans and infrastructure investment may be curtailed depending upon the availability of cash and additional sources of financing. In addition, our WNI-DFW joint venture may require additional cash advances from us. We believe that additional financing will enable us to successfully execute our expansion strategy.

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(4,102)	$7,325
Net income (loss) to net cash reconciliation adjustments	14,497	7,320
Change in operating assets and liabilities, net of effects of business combinations	16,730	1,236

Net cash provided by operating activities	27,125	15,881

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(104)	—
Capital expenditures	(935)	(2,357)
Investments in nonconsolidated affiliates	—	(200)
Proceeds from sale of property and equipment	80	64

Net cash used in investing activities	(959)	(2,493)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(8,924)	(3,457)
Principal payments on related party long-term debt	(157)	(441)
Payment of debt issuance costs	(159)	(134)
Restricted cash	5,000	—
Proceeds from (repayments of) borrowings under revolving credit facility	(1,500)	3,000
Proceeds from exercise of stock options	—	100
Distributions to noncontrolling interests, net of contributions	(6,894)	(7,206)

Net cash used in financing activities	(12,634)	(8,138)

Net increase in cash and cash equivalents	13,532	5,250
Cash and cash equivalents at beginning of year	13,137	6,878

Cash and cash equivalents at end of period	$26,669	$12,128

Operating Activities

For the nine months ended September 30, 2014, we had cash flows from current liabilities of $18.3 million that were partially offset by a net increase in current assets of $1.5 million.

A $7.9 million increase in other accrued liabilities during the period is primarily due to an $8.8 million increase in incurred but not reported medical claims payable and a $1.6 million increase in federal taxes payable, both due to growth at WNI-DFW, offset by a $0.9 million decrease in accrued bonuses and a $1.6 million decrease in the remaining other accrued liabilities. Accounts payable increased $7.3 million due to a $3.8 million increase in accounts payable of WNI-DFW and due to an extension of the vendor payment cycle in 2014. Accrued payroll increased $3.4 million primarily due to the timing of payroll; there were significantly more days accrued at September 30, 2014 than at December 31, 2013.

Average days outstanding for accounts receivable derived from net patient services revenue decreased from 37 days at December 31, 2013 to 36 days at September 30, 2014.

Investing Activities

Net cash used in investing activities of $0.9 million in 2014 was primarily attributable to capital expenditures. Cash paid for capital expenditures was primarily for medical equipment and technology infrastructure.

We anticipate capital expenditures of approximately $1.5 million in 2014, primarily related to investments in our technology infrastructure, imaging equipment and the replacement of certain lithotripsy equipment at our consolidated lithotripsy entities.

Financing Activities

The increase in payments on long-term debt and capital lease obligations during 2014 is primarily related to the repayment of the $5.0 million Tranche C Term Loan in April 2014 with the restricted cash balance (see Credit Agreement below).

In connection with amendments to our credit agreement (see Credit Agreement below), we agreed to suspend payments of principal and interest on our subordinated related party notes payable for payments scheduled in April 2014 through December 31, 2014. In addition, one amendment to our credit agreement required us to repay $1.5 million under the Revolver.

Distributions to noncontrolling interests decreased in 2014 primarily related to a decline in profitability at those entities.

Credit Agreement

For the principal terms of the Credit Agreement, see Note 10, Long-Term Debt, Capital Lease Obligations and Other Long-Term Liabilities, in our December 31, 2013 Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K filed with the SEC on April 15, 2014.

On February 25, 2014, we entered into Amendment No. 3 to Credit Agreement which, among other things, extended the maturity date of the Revolver from February 28, 2014 to June 30, 2015. In addition, the amendment reduced the minimum fixed charge coverage ratio requirement and established the senior leverage ratio requirement.

In March 2014, we determined that we had not been in compliance with our fixed charge coverage ratio or senior leverage ratio covenants. Effective April 14, 2014, we entered into Waiver and Amendment No. 4 to Credit Agreement (“Amendment No. 4”). Amendment No. 4 permanently waived the existing covenant violations, modified the fixed charge coverage ratio and senior leverage ratio covenants and established a minimum adjusted EBITDA (as defined in the Credit Agreement) financial covenant. In addition, Amendment No. 4 reduced the Revolver commitment amount from $10.0 million to $3.0 million and accelerated the Tranche C Term Loan maturity date to April 21, 2014. Amendment No. 4 also prohibited scheduled payments of principal and interest on our subordinated related party notes payable through September 30, 2014.

Effective September 23, 2014, we entered into Amendment No. 5 to Credit Agreement (“Amendment No. 5”). Among other things, Amendment No. 5 delays commencement of principal and interest payments on certain subordinated debt from September 30, 2014 to December 31, 2014. Amendment No. 5 also requires the Company to repay $1.5 million in principal under the Revolver. This payment was made on September 22, 2014. The Company may reborrow such amount under the Revolver in accordance with the terms of the Credit Agreement.

The Credit Agreement requires we maintain a fixed charge coverage ratio greater than or equal to 1.25:1.00 for any period of four consecutive fiscal quarters from and including June 30, 2014 through August 31, 2017. In addition, we are required to maintain a senior leverage ratio less than or equal to 1.25:1.00 for the period of four consecutive fiscal quarters ended June 30, 2014 and 1.00:1.00 for any period of four consecutive fiscal quarters from and including September 30, 2014 through August 31, 2017. Finally, we must maintain a minimum adjusted EBITDA of $0.8 million for any calendar month beginning with the month ended April 30, 2014. As of September 30, 2014, we were in compliance with the financial covenant requirements.

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

As of September 30, 2014, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $19.6 million. The guarantees provide for recourse against the investee; however, if we are required to perform under one or more guarantees, recovery of any amount would be unlikely. The remaining terms of these guarantees range from four to 65 months. We record a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe it is not probable that we will have to perform under these agreements.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Description of Business, Basis of Presentation and Recently Issued Accounting Pronouncements to our September 30, 2014 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the identification of material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, management concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures remained not effective.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding material pending legal proceedings in which we are involved, see Note 12 - Commitments and Contingencies in our September 30, 2014 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amendment No. 5 to Credit Agreement dated September 23, 2014 by and among registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	USMD Holdings, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed on July 14, 2014).

10.3	First Amendment to USMD Holdings, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed on July 14, 2014).

10.4	USMD Salary Deferral Plan (incorporated by reference to Exhibit 99.2 of the registrant’s Registration Statement on Form S-8 filed on July 14, 2014).

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carolyn P. Jones, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carolyn P. Jones, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Carolyn Jones

Carolyn Jones, Chief Financial Officer

(On behalf of registrant and as Principal Financial Officer)

Date: November 14, 2014