Form 10-K
period 2014-12-31
USMD Holdings, Inc.
filed 2015-04-15
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2014 was $15,722,599; 1,319,010 shares of common stock were held by non-affiliates. For the purpose of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2014 have been deemed affiliates.

As of March 15, 2015, there were 10,267,993 shares of the registrant’s common stock, par value $0.01 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

USMD HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

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

As used in this Annual Report on Form 10-K, the terms “USMD,” the “Company,” “we,” “us” and “our” refer to USMD Holdings, Inc. and its consolidated subsidiaries (collectively, “USMD”), unless otherwise stated or indicated by context.

The Business of USMD

On August 31, 2012, USMD Holdings, Inc., a Delaware corporation, combined with the following five business entities to form a single physician-led integrated health system (such transaction the “Contribution”) based in North Texas: USMD Inc., a Texas corporation, Urology Associates of North Texas, L.L.P., a Texas limited liability partnership, UANT Ventures, L.L.P., a Texas limited liability partnership, The Medical Clinic of North Texas, P.A., a Texas professional association and Impel Management Services, L.L.C., a Texas limited liability company. We are an innovative, early-stage physician-led integrated health system committed to maintaining the vital doctor-patient relationship that we believe results in higher quality and more affordable patient care. An integrated health system is considered early-stage when it has not yet established all the components necessary to be considered a fully integrated health system. Our focus, and the focus of our healthcare providers, is to deliver higher quality, more convenient, cost effective healthcare to our patients. We believe that our model brings primary care and specialist physicians together and places them in their proper role as leaders of healthcare delivery and that this important shift brings quality and patient satisfaction back to the forefront where it belongs by making our providers responsible for patient outcomes and the overall clinical experience.

Through our subsidiaries and affiliates, we provide healthcare services to patients and management and operational services to healthcare providers. We operate in one physician-led integrated health system segment. We provide healthcare services to patients in physician clinics, hospitals and other healthcare facilities, including cancer treatment centers and anatomical pathology and clinical laboratories. A wholly owned subsidiary of USMD is the sole member of a Texas Certified Non-Profit Health Organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, we provide management and operational services to two short-stay hospitals in the Dallas-Fort Worth, Texas metropolitan area and provide management and/or operational services to three cancer treatment centers in three states and 22 lithotripsy service providers (i.e., kidney stone treatment) primarily located in the South-Central United States.

Where we provide management or operational services, we generally have a limited ownership interest in the healthcare provider entity being managed. Of the managed entities identified above, we have limited ownership interests in the two hospitals, two cancer treatment centers and 20 lithotripsy service providers. We consolidate the 18 lithotripsy service providers into our financial statements. In addition, we wholly own and operate one cancer treatment center, two lithotripsy service providers, two clinical laboratories and one anatomical pathology laboratory in the Dallas-Fort Worth, Texas metropolitan area. We have an ownership interest in one cancer treatment center that we do not manage. At December 31, 2014, we employed 223 physicians and 50 associate practitioners with Family Medicine, Internal Medicine, Obstetrics/Gynecology, Pediatrics, Urology and 12 other medical specialties.

In April 2013, a subsidiary of USMD became an equal co-member of a Texas non-profit corporation that has been approved by the Texas Medical Board as a Certified Non-Profit Health Organization (“WNI-DFW”). WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model where we receive from the third party payer a fixed payment per member per month for a defined patient population to manage the healthcare of that population. In such a model, we are responsible for all cost of care of the population, subject to certain exceptions. WNI-DFW accomplishes this by managing patient care and by contracting with healthcare providers to provide needed healthcare services for the patient population. This differs from the traditional fee-for-service model where we are paid based on specific services performed. Under this model, the members of WNI-DFW are entitled to any residual amounts and bear the risk of any deficits. Our WNI-DFW co-member is an industry leader in medical risk management and efficient healthcare delivery services. Under our arrangement, our co-member provides administrative services, including a utilization management function that works closely with our case management team. USMD Physician Services provides physician services to the managed patient population. We consolidate the operations of WNI-DFW into our financial statements.

USMD Physician Services forms the core of the physician-led early-stage integrated health system based on a physician-centric approach to managing an individual’s health and associated healthcare. Our primary care physicians employ the principles of patient-centered medical home, value-based care and population health management. All of USMD’s primary care clinics have been accredited and recognized by the National Committee for Quality Assurance (“NCQA”) as Level 3 Patient-Centered Medical Homes. This recognition means that USMD’s primary care clinics successfully display and utilize evidence-based, patient-centered processes that focus on highly coordinated patient care and long-term patient relationships. Certain physicians have also achieved Heart/Stroke

Recognition by the NCQA. In September 2014, our primary care physicians and our specialists received the prestigious Texas Physician Practice Quality Improvement Award from the TMF Health Quality Institute. This award recognizes Texas physician practices that are focused on utilizing health information technology to improve preventive care for their patients and recognizes exemplary outcomes achieved by physician practices statewide. In December 2013, our physician practice was selected by the Department of Health and Human Services as a Medicare Shared Savings Plan Accountable Care Organization (“ACO”). Physicians and patients benefit from collaborative, coordinated care within our system, which includes primary care and specialty physicians, short-stay hospitals and ancillary services. We provide care in numerous specialties including urological care in ten subspecialties. We believe our management and operational service offerings enable our physicians and clinicians to focus on patient care by reducing operational distractions and, where implemented, leveraging proven clinical care models. In addition, we provide ancillary services through our affiliated short-stay hospitals and our cancer treatments centers, laboratories and lithotripsy service providers. We believe these integrated ancillary services increase the physician’s ability to manage patient care efficiently.

We intend to expand our physician-led integrated health system in the North Texas service area, with a specific focus on expansion of our risk contracting business. Our success is dependent upon our ability to: i) increase the number of physicians and specialists in our system; ii) increase our risk services managed patient populations; iii) expand the service offerings within our physician-led integrated health system – to move from an early-stage integrated health system to a fully integrated health system; iv) reasonably estimate the risk profile of patient populations and accurately document and code patient conditions within those populations; and v) control costs of care. Our near term growth and success is dependent upon our ability to execute our expansion strategy and to organize and successfully assimilate those new components into our healthcare delivery model. In addition, our current and future success is dependent upon our ability to:

•	deliver a physician-led integrated health system experience focused on continuous improvement;

•	optimize and standardize clinical operations and exceed industry standard clinical and patient satisfaction criteria;

•	increase the number of patients served and patient encounters of USMD and our managed entities;

•	establish high physician satisfaction with a physician leadership structure;

•	maintain productive relationships with physicians, hospital partners and managed care payers; and

•	identify and optimize revenue and cost synergies within our physician-led integrated health system.

Competitive Environment

Our healthcare facilities operate in very competitive environments and we compete for patients with other integrated health systems, physician practices, hospitals, outpatient surgery centers, diagnostic facilities and other free-standing facilities. Many of these competitors have greater resources than we do, may be better equipped than we are and may offer a broader range of services than we do. Our competitors are often national or regional in scope. Our competitiveness depends on the ability of our physician practice to provide quality, cost effective healthcare services, our physician practice obtaining and maintaining competitive contracts with managed care organizations and growing to meet the coverage requirements of self-insured employers. We offer a patient-centered model directed by physicians. We believe that physicians can define the most effective treatment plan for patients and can best define those service requirements that will contribute to the patient’s good health or full recovery. We are working with managed care organizations on initiatives to implement professional capitation in the short term, as well as long term initiatives geared toward full risk capitation. We believe advancing full risk contracts will strengthen USMD and advance our vision of a fully integrated health system. We believe our physician-led model is a key differentiator.

We face competition attracting and retaining healthcare professionals, including physicians, nurses and other medical support personnel. In recent years, there has been a general shortage of these skilled professionals, particularly primary care physicians and nurses. Hospital systems specifically have increased recruitment of physician practices. We believe we offer a compelling model for physicians because physicians manage our system. Physicians report to other physicians and care is coordinated by physicians. A highly competent and professional team manages the operation that supports our physicians, but those professionals report to physician leadership. We believe our physician-led, professionally managed, quality-oriented environment represents an advantage for recruiting and retaining physicians.

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

Our patient service revenue before the provision for doubtful accounts by payer is summarized in the table that follows (dollars in thousands):

	Years Ended December 31,
	2014		2013
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$56,091	30.5%	$52,003	29.2%
Medicaid	1,346	0.7	1,460	0.8
Managed care and commercial payers	126,362	68.7	123,336	69.2
Self-pay	3,625	2.0	4,288	2.4

Patient service revenue before provision for doubtful accounts	187,424	101.9	181,087	101.6
Patient service revenue provision for doubtful accounts	(3,492)	(1.9)	(2,801)	(1.6)

Net patient service revenue	$183,932	100.0%	$178,286	100.0%

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

Patients who are members of managed care plans are not required to pay us for their healthcare services except for coinsurance and deductible portions of their plan coverage calculated after managed care discounts have been applied. While the majority of our patient service revenues are generated from patients covered by managed care plans, the percentage may decrease in the future as we develop and expand our physician-led integrated health system, as the aging U.S. population shifts to Medicare and Medicaid utilization and as more uninsured Americans become covered under the Healthcare Reform Law.

Medicare Reimbursement

Physician services are reimbursed under the Medicare Physician Fee Schedule (“PFS”) system, under which the Centers for Medicare and Medicaid Services (“CMS”) have assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are modified by a geographic adjustment factor to account for local practice costs and are then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. On October 31, 2014, CMS released its 2015 update to the PFS. The SGR formula, if implemented as mandated by statute, would result in estimated reductions of 20.9% to payments under the 2015 PFS. Since 2003, the U.S. Congress has passed multiple legislative acts delaying application of the SGR to the PFS.

For 2014, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 20.1% to all physician payments under the PFS for 2014. In late December 2013, President Obama signed the Bipartisan Budget Act into law, which included a temporary Medicare SGR fix. The SGR provision delayed application of the SGR and provided for a 0.5% increase in PFS rates through March 31, 2014. The Protecting Access to Medicare Act of 2014, enacted on April 1, 2014, extended the 0.5% increase through December 31, 2014 and provided for a zero percent update to the 2015 PFS for services furnished between January 1, 2015 and March 31, 2015. However, the SGR takes effect on April 1, 2015 unless Congress intervenes.

On February 2, 2014, the Senate Finance Committee, the House Ways and Means Committee and the House Energy and Commerce Committee announced that they had agreed upon legislation that would permanently repeal the SGR and establish a more streamlined and improved incentive payment program that will focus on providing value and quality. While the Senate and House Committees have generally agreed on the repeal of the SGR, they have not yet determined how the cost of such permanent repeal will be covered. Historically, Congress has generally acted to avert a large reduction in PFS rates prior to such reduction’s going into effect. These actions have often resulted in payment reductions to other healthcare providers to maintain budget neutrality. Although the historical pattern suggests that Congress will override the SGR formula for the nine months commencing April 1, 2015, we cannot predict whether an override will occur, and, if it does, the impact it may have on our revenues and results of operations.

In addition to the reductions under the PFS, the Budget Control Act of 2011 sets forth certain across-the-board cuts (“sequestrations”) to Medicare reimbursement rates which began in April 2013. These annual reductions of 2% apply to mandatory and discretionary spending in the years 2013 to 2021 and were extended to 2023 by the Bipartisan Budget Act of 2013 and extended again through 2024 by Congressional action in February 2014. Unless Congress takes action in the future to modify these sequestrations, Medicare reimbursements will be reduced by 2% annually. As of December 31, 2014, Congress had not taken any action to reduce or eliminate the sequestration adjustment. Any such action would likely require other payment reductions in order to maintain budget neutrality. We cannot predict how long the sequestration will be in effect, nor can we predict what Medicare payment, eligibility and coverage changes, if any, will be enacted in lieu of the sequestration.

Medicaid

Medicaid programs are funded by both the federal government and state governments to provide healthcare benefits to certain low-income individuals and groups. These programs and the reimbursement methodologies are administered by the states and may vary from year to year. Most state Medicaid program payments are made under a prospective payment system fee schedule, cost reimbursement programs or some combination of these three methods. Medicaid reimbursement is less than Medicare reimbursement for the same services and is often less than the cost of the services provided. Our Medicaid revenues are derived entirely from the federal government and the state of Texas. Like many states, Texas has recently reduced or is currently considering legislation to reduce the level of Medicaid funding (including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement. In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”) was enacted. The Healthcare Reform Law includes provisions allowing states to significantly expand their Medicaid program coverage. However, states that elect not to implement the law’s Medicaid expansion provisions may do so without the loss of existing federal Medicaid funding. As a result, a number of state governors and legislatures, including Texas, have chosen not to participate in the expanded Medicaid program.

Self-Pay

Self-pay revenue refers to i) revenues from patients that are not covered by commercial insurance or government programs for which the patient is individually responsible for the entire amount charged and ii) the patient portion of insured accounts. In order to mitigate self-pay collection risks, we utilize pay-up-front policies where practical.

– Capitated Revenue

WNI-DFW, a consolidated variable interest entity (“VIE”), earns capitated revenue (fixed payment per member per month) by contracting with an entity that operates a health services company that contracts directly with a health plan. Capitated revenue is prepaid monthly based on the number of Medicare Advantage members of the health plan network electing WNI-DFW primary care physicians as their healthcare provider, regardless of actual medical services utilized. Capitated revenue is reported as revenue in the month in which members are entitled to receive healthcare.

– Management and Other Services Revenue

We earn management services revenue through the provision of management and operational support services to our managed healthcare entities pursuant to long-term contractual arrangements. We earn management services revenue primarily through services provided to USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”). Management fees are based on a percentage of each hospital’s adjusted net patient service revenues, as contractually defined. Hospital net patient service revenue depends on a variety of factors, such as surgical case volume, the case mix or intensity of utilization of services and the mix of third-party payer sources. We also earn management services revenue through the provision of broad-based management and clinical services to cancer treatment centers and lithotripsy service providers. Management fees are based on defined criteria, generally a percentage of cash collections, and revenue is recognized as services are provided. In addition, we provide managed entities with management, information technology, operations and/or revenue cycle support, or a subset of those services. The costs of providing those support services are reimbursed to us by the managed entities and are included in management services revenue.

We earn other services revenue through the provision of healthcare consulting services to third parties.

– Lithotripsy Services Revenue

We consolidate 18 lithotripsy service provider entities that we control as the general partner or managing member and we wholly own two lithotripsy service providers. We recognize lithotripsy services revenue through the provision of lithotripsy services to hospitals and other healthcare entities by the lithotripsy entities we consolidate. We typically provide these lithotripsy services to hospital, ambulatory surgery center and physician office clients based on contracted fee-for-service arrangements.

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

Corporate Practice of Medicine

The State of Texas has adopted a legal doctrine known as the “corporate practice of medicine,” which generally prohibits licensed physicians from entering into partnerships, employee relationships, fee-splitting, or other relationships with non-physicians where the physician’s practice of medicine is in any way directed by, or fees are shared with, a non-physician. Under the Texas corporate practice of medicine doctrine, it is unlawful for any for-profit corporation to employ physicians that provide professional medical services. There are recognized exceptions to this general prohibition. One such exception authorizes the Texas Medical Board to certify a non-profit corporation as a Certified Non-Profit Health Organization, and an entity so certified may employ physicians, or may own certain subsidiaries that employ physicians, who provide professional medical services to patients. There are many prerequisites to certification, and several of them are intended to ensure that licensed physicians make all decisions related to patient care.

USMD Physician Services, an indirectly wholly owned subsidiary of USMD, has been certified by the Texas Medical Board as a Certified Non-Profit Health Organization. USMD Physician Services, directly or through subsidiaries it owns, employs physicians who provide professional medical services to patients. USMD Physician Services has entered into a long-term management contract with a wholly owned physician practice management subsidiary to obtain management services for it and its subsidiaries. These management services include non-medical management, operational and administrative services. The managing entity is prohibited from offering medical services or exercising any influence or control over the practice of medicine by USMD Physician Services and its physicians. We believe this arrangement is compliant under the corporate practice of medicine doctrine and related healthcare laws and regulations.

Licensure, Certification and Accreditation

The construction and operation of healthcare facilities are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. In addition, healthcare facilities are subject to periodic inspection by governmental and other authorities to ensure continued compliance with licensing and accreditation standards. We operate many healthcare facilities that are subject to such rules and regulations, and we are paid to manage the construction and operation of facilities for third parties that are subject to these rules and regulations. We believe the healthcare facilities we operate and manage are properly licensed under applicable state laws. The hospitals we own in part and manage are certified for participation in the Medicare and Medicaid programs and are accredited by The Joint Commission. If a healthcare facility we operate or manage were to lose its Medicare or Medicaid certification, the facility would be unable to receive reimbursement from federal healthcare programs, which could also affect its entitlement to receive money under contracts with non-government payers. If such a facility were to lose accreditation by The Joint Commission, the facility could be subject to additional state surveys, and increased scrutiny by CMS and other non-government payers. Management believes our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in the future, we may be required to make changes in our facilities, equipment, personnel and services to remain in compliance. The requirements for licensure, certification and accreditation also include notification or approval in the event of the transfer or change of ownership or certain other changes. Failure to provide required notifications or obtain necessary approvals in these circumstances can result in the inability to complete an acquisition or change of ownership, loss of licensure or other penalties.

Certificates of Need

In some states where we develop, manage and operate healthcare facilities, the construction or expansion of healthcare facilities, the acquisition of existing facilities, the transfer or change of ownership and the addition of new beds or services may be subject to review by and prior approval of, or notifications to, state regulatory agencies under a “Certificate of Need” program. While Texas is not currently a Certificate of Need state, it and other states where currently no such program exists could choose to enact a Certificate of Need program in the future. Such laws generally require a reviewing state agency to determine the public need for additional or expanded healthcare facilities and services. The process is expensive and time consuming, and there is no guarantee that the reviewing agency will authorize the development or expansion of facilities that is sought.

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

We are owned in part by physicians, and members of our Board of Directors and executive management team include licensed physicians. USMD and its subsidiaries have a variety of financial relationships with physicians who refer patients to facilities we own and operate. In addition, one of our wholly owned subsidiaries is the sole member of USMD Physician Services, which through its wholly owned subsidiary employs licensed physicians who provide professional medical services to patients. USMD and its subsidiaries have structured all financial and other relationships with physicians and other healthcare providers to ensure that they do not violate the Anti-Kickback Statute or any other healthcare fraud and abuse law or regulation.

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

The OIG has encouraged persons having information about healthcare providers who offer or accept the types of incentives listed above to report such information to the OIG. The OIG also issues “Special Advisory Bulletins” as a means of providing guidance to healthcare providers. These bulletins, along with other “fraud alerts,” have focused on certain arrangements between physicians and providers that could be subject to heightened scrutiny by government enforcement authorities. In addition to issuing fraud alerts and Special Advisory Bulletins, the OIG from time to time issues compliance program guidance for certain types of healthcare providers. This guidance identifies risk areas under federal fraud and abuse laws and regulations that are specific to certain providers, such as hospitals, physician group practices, or ambulatory surgery centers.

We have implemented a compliance program and established a number of policies and procedures intended to ensure that our arrangements with physicians and other healthcare providers comply with current laws and applicable regulations.

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

Many physicians that refer patients to facilities owned and operated by USMD and its subsidiaries own common stock of USMD. We believe that the ownership of USMD common stock satisfies all of the elements of a recognized Stark Law exception for the ownership of stock of a public company, in pertinent part because USMD common stock is traded on a national exchange and USMD has stockholder equity in excess of $75 million dollars. In addition, many physicians possess ownership interests in partnerships that own hospitals owned in part and managed by USMD. We believe that physician ownership of these entities satisfies all of the elements of the Stark Law’s “Whole Hospital” exception. However, the Healthcare Reform Law prohibits newly created physician owned hospitals from billing for Medicare patients referred by their physician owners, and while it grandfathers existing physician owned hospitals, it does not allow these hospitals to increase aggregate physician ownership, and it significantly restricts their ability to expand services. While some providers and special interest groups are challenging this new law in court, as of this date, it remains in effect. There has been considerable opposition from health systems and others to the expansion of physician owned hospitals during the last 15 years, and it is uncertain what additional rules and regulations may be implemented and how they may affect our business.

CMS has issued three phases of final regulations implementing the Stark Law. Phases I and II became effective in January 2002 and July 2004, respectively, and Phase III became effective in December 2007. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government may interpret many of these exceptions for future enforcement purposes. In addition, these rules and regulations are subject to constant change in form and interpretation. For example, in July 2008, CMS issued a final rule which effectively prohibited many “under arrangements” ventures between a hospital and any referring physician or entity owned, in whole or in part, by a referring physician that had been compliant prior to that date. The new regulations also effectively prohibited unit-of-service-based or “per click” compensation and percentage-based compensation in office space and equipment leases between a provider and any referring physician or entity owned, in whole or in part, by a referring physician.

USMD and its subsidiaries expend considerable time and resources to ensure that all financial and referral arrangements between USMD, its subsidiaries and physicians comply with the Stark Law. However, because the Stark Law and its implementing regulations continue to evolve, we do not always have the benefit of significant regulatory or judicial interpretation of this law and its regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot ensure that every relationship at all times complies fully with the Stark Law. In addition, in the July 2008 final Stark rule, CMS indicated that it will continue to enact further regulations tightening aspects of the Stark Law that it perceives allow for Medicare program abuse, especially those regulations that still permit physicians to profit from their referrals of ancillary services.

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

If a defendant is found liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, may create liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Healthcare Reform Law, the FCA is implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.

In some cases, whistleblowers and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Anti-Kickback Statute and the Stark Law, have thereby submitted false claims under the FCA. The Healthcare Reform Law clarifies this issue with respect to the Anti-Kickback Statute by providing that submission of claims for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. Every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws. In addition, federal law provides an incentive to states to enact false claims laws comparable to the FCA. A number of states in which we operate, including Texas, have adopted their own false claims provisions as well as their own whistleblower provisions under which a private party may file a civil lawsuit in state court. We have adopted and distributed policies pertaining to the FCA and relevant state laws to all employees and they are a part of our compliance program and Code of Conduct.

HIPAA and Related Security Requirements

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically, in order to encourage the conducting of commerce electronically. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for certain of our facilities. The Healthcare Reform Law requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. As part of these standards, each provider must use a National Provider Identifier, and CMS will be requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Implementing the ICD-10 code sets will require significant administrative changes, investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that our clinics could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes result in conditions being reclassified to payment groupings with lower levels of reimbursement than codes assigned under the previous system. However, we believe that the cost of compliance with these regulations has not had, and is not expected to have, a material adverse effect on our cash flows, financial position or results of operations. By regulation, use of the ICD-10 code sets is required beginning October 1, 2015.

The privacy and security regulations promulgated under HIPAA extensively regulate the use and disclosure of individually identifiable health information and require covered entities, including health plans and most healthcare providers, to implement administrative, physical and technical safeguards to protect the security of such information. The application of certain provisions of the security and privacy regulations has been proposed to be extended to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. If this proposal is enacted, these changes would likely require amendments to existing agreements with business associates and would subject business associates and their subcontractors to direct liability under the HIPAA privacy and security regulations. We currently enforce a HIPAA compliance plan, which we believe complies with HIPAA privacy and security requirements and under which a HIPAA compliance group monitors our compliance. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities and on our entities that manage other healthcare providers’ businesses in order to comply with these standards.

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

Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. Several facilities operated or managed by USMD and its subsidiaries are CLIA certified to perform high complexity testing. In addition, we manage several smaller testing sites that are authorized under CLIA to perform moderate complexity testing or have received certificate of waiver. The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties.

We are also subject to state and local laboratory regulation. We believe that we are in compliance with all applicable laboratory requirements, but these regulations are subject to expansion, amendment or changes in interpretation. Our laboratories, and those we manage, have continuing programs to ensure that operations meet all regulatory requirements.

Accountable Care Organizations and Pilot Projects.

The Affordable Care Act requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of ACOs. Beginning in 2012, the program allows providers, physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program, including what steps providers must take to be considered an ACO, how to decide if Medicare program savings have occurred, and what portion of such savings will be paid to ACOs. In addition, HHS will determine to what degree hospitals, physicians and other eligible participants will be able to form and operate an ACO without violating certain existing laws, including the Civil Monetary Penalty Law, the Anti-Kickback Statute and the Stark law. However, the Affordable Care Act does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in ACOs, such as antitrust laws.

Environmental Regulation

We are subject to compliance with various federal, state and local environmental laws, rules and regulations, including the disposal of medical waste generated by our healthcare facilities. Our environmental compliance costs are not significant and we do not anticipate that they will be significant in the future.

Antitrust Laws

The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission. We believe we are in compliance with such federal and state laws.

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

Compliance Program

We maintain a compliance program that reflects our commitment to complying with laws and regulations applicable to our business and meeting our ethical obligations in conducting our business (the “Compliance Program”). We believe our Compliance Program provides a solid framework to meet this commitment; the Compliance Program includes the following:

•	a Chief Compliance Officer who reports to the Board of Directors on a regular basis;

•	a Corporate Compliance Committee consisting of our senior executives;

•	our Code of Conduct, which is applicable to our employees, independent contractors, officers and directors;

•	a disclosure program that includes a mechanism to enable individuals to disclose to the Chief Compliance Officer, or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil or administrative laws;

•	an organizational structure designed to integrate our compliance objectives into our corporate and practice levels; and

•	education, auditing, monitoring and corrective action programs designed to establish methods to promote the understanding of our Compliance Program and adherence to its requirements.

The foundation of our Compliance Program is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All our personnel are required to abide by and annually attest to reading and complying with the Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free hotline to permit individuals to report compliance concerns on an anonymous basis and obtain answers to questions about our Code of Conduct. Our Compliance Program, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer, Corporate Compliance Committee and Board of Directors. Copies of our Code of Conduct and are available on our website, www.usmdinc.com. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K.

Professional and General Liability Coverage

We maintain professional and general liability insurance policies with third-party insurers, subject to deductibles, policy aggregates, exclusions and other restrictions, in accordance with standard industry practice. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. Our business entails an inherent risk of claims of medical malpractice against our physicians and us. We contract and pay premiums for professional liability insurance that indemnifies us and our healthcare professionals on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our physicians to maintain hospital privileges.

Employees

As of December 31, 2014, we had a total of 1,472 employees, including 223 physicians and 50 physician extenders. None of our employees is a party to a collective bargaining agreement and we consider our relationships with our employees to be good.

Available Information

We file annual, quarterly and current reports, proxy statements and other information electronically with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an Internet site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including USMD) file electronically with the SEC. The SEC’s Internet site is www.sec.gov.

Our Internet website address is www.usmdinc.com. You can access our Investors Relations webpage through this website by clicking on the heading “Investor Relations” followed by the “SEC Filings” link. We make available, free of charge, on or through our SEC Filings webpage, our annual reports on Form 10-K, quarterly reports on Form 10-Q, registration statements on Form S-4 and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Securities Act of 1933, as amended (the “Securities Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information provided on our website is not part of this Annual Report on Form 10-K and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this Annual Report on Form 10-K.

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

In addition to our principal executive office and business office operations, as of December 31, 2014, we leased through various entities 61 physician clinic locations to support our operations. Our clinical leases, which represent the largest portion of our rent expense, have various terms ranging from one month to 13 years and monthly lease payments ranging from $1,000 to $93,000. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

All of our properties are located in the Dallas/Fort Worth, Texas metropolitan area. We believe our present facilities are substantially adequate to meet our current and near-term projected needs.

Item 3.	Legal Proceedings

We are from time to time subject to litigation and claims arising in the ordinary course of business, including claims for damages from medical negligence, employment disputes and breach of contract. We believe that the ultimate resolution of any such proceedings, whether the underlying claims are recoverable under our professional and general liability insurance policies or not, will not have a material adverse effect on our financial condition, results of operations or cash flows. For more information regarding legal proceedings in which we are involved, see Note 16, Commitments and Contingencies, to our December 31, 2014 Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “USMD.” As of March 13, 2015, there were 494 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Capital Market for the years ended December 31, 2014 and 2013.

	High	Low
Year ended December 31, 2014
First quarter	$20.57	$12.12
Second quarter	$14.58	$10.10
Third quarter	$12.20	$8.38
Fourth quarter	$11.60	$6.50

Year ended December 31, 2013
First quarter	$19.19	$7.30
Second quarter	$43.99	$12.00
Third quarter	$36.55	$22.00
Fourth quarter	$28.73	$19.05

USMD did not declare or pay cash dividends during 2014 or 2013. We have no plans to pay any cash dividends on our common stock for the foreseeable future and instead plan to retain earnings, if any, for future operations, to finance the growth of the business and service debt. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, credit agreements with our lenders restrict our ability to pay dividends.

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

Executive Overview

We are an innovative, early-stage physician-led integrated health system committed to maintaining the vital doctor-patient relationship that we believe results in higher quality and more affordable patient care. An integrated health system is considered early-stage when it has not yet established all the components necessary to be considered a fully integrated health system. Our focus, and the focus of our healthcare providers, is to deliver higher quality, more convenient, cost effective healthcare to our patients. We believe that our model brings primary care and specialist physicians together and places them in their proper role as leaders of healthcare delivery and that this important shift brings quality and patient satisfaction back to the forefront by making our providers responsible for patient outcomes and the overall clinical experience.

We operate in one physician-led integrated health system segment and through our subsidiaries and affiliates, we provide healthcare services to patients and management and operational services to healthcare providers. We provide healthcare services to patients in physician clinics, hospitals and other healthcare facilities, including cancer treatment centers and anatomical pathology and clinical laboratories. We operate under a traditional fee-for-service model as well as a risk contracting model.

Key Developments

•	In 2015, we are committed to building and operating an Independent Diagnostic Testing Facility (“IDTF”). During 2014, we entered into a lease agreement with USMD Arlington to lease space that will be built out as the IDTF. During 2014 and early 2015, we entered into various lease arrangements to finance the acquisition of equipment for the IDTF. We anticipate the IDTF opening to occur in the second half of 2015. The leases will commence at the same time.

•	In December 2014, with the intent to improve our liquidity, we restructured our credit agreement (see Credit Agreement below).

•	On June 1, 2013, WNI-DFW commenced operations and we began recording capitated revenue and associated expenses, including incurred but not recorded medical claims expense. Currently, WNI-DFW is the primary component of our risk services business and establishes our presence in the North Texas Medicare Advantage market.

•	Effective September 1, 2013, we issued convertible subordinated notes in the aggregate principal amount of $24.3 million (the “Convertible Subordinated Notes”) to certain limited partners of USMD Arlington to acquire their limited partnership interests in USMD Arlington. As a result of this acquisition, our investment in USMD Arlington increased by $24.3 million and our ownership percentage in USMD Arlington increased to 46.4% from 28.4%. Our allocable share of net income or loss from USMD Arlington increased commensurate with our increased ownership.

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

A significant component of our growth plan is the expansion of our risk services, or population health management business. We intend to accomplish this by expanding in both the Medicare Advantage and commercial markets. We currently serve the Medicare Advantage market through WNI-DFW. From the commencement of operations in June 2013 through December 2013, WNI-DFW had an average of approximately 1,640 Medicare Advantage member patients. During 2014 WNI-DFW had a monthly average of 7,400 Medicare Advantage member patients, with 8,712 at year end. Effective January 1, 2015, WNI-DFW has 9,200 Medicare Advantage member patients. We believe the care coordination and population health management infrastructure we have installed enhances clinical outcomes and eliminates wasteful costs often associated with fee-for-service medical care. Our WNI-DFW agreement calls for receipt of 86.5% of the Part C premium for that Medicare Advantage population, which has provided us with the resources needed to develop the care management infrastructure necessary to enhance our patients’ health at reasonable costs. As we grow our population health management business, we will continue to invest in our care coordination and population health management infrastructure. In January 2015, we completed implementation of leading edge population health management software. We believe this system significantly improves our ability to effectively manage the health of our patient populations. We believe that our clinical model for population health management will generate positive long-term returns; however, we are at risk for Part C covered services, except for transplants, mental health and dialysis, so short-term results can be materially impacted by negative health experiences within our managed patient population.

In December 2013, our physician practice was selected by CMS to participate in the Medicare ACO Shared Savings Program. Doctors, hospitals and healthcare providers establish ACOs in order to work together to provide higher-quality coordinated care to patient populations specified by Medicare, with the intent to produce savings as a result of improved quality and operational efficiency. ACOs share with Medicare any savings generated from lowering the growth in healthcare costs when they meet standards for high quality care. The ACOs must meet quality standards to ensure that savings are achieved through improving care coordination and providing care that is appropriate, safe and timely. CMS evaluates ACO quality performance using quality measures on patient and caregiver experience of care, care coordination and patient safety, appropriate use of preventive health services, and improved care for at-risk populations.

Increasing physician counts and expanding service offerings may have a near-term negative impact on margins as we develop our physician-led integrated health system. Our recently implemented physician compensation model is designed to properly incentivize physicians in a value-based care paradigm and the success of this model is integral to our future success. We will face operational and cultural challenges in integrating new physicians and components of our patient-centric model, which continues to evolve and is expected to offer numerous opportunities for improving healthcare delivery and growing our business. In addition, the continued development of our physician-led integrated health system will likely require additional capital infusions or other financing.

Selected Operating Statistics

For the periods presented, we had the following selected operating statistics:

	As of December 31,
	2014	2013
Clinics and other health care facilities operated out of by USMD Physician Services	61	58
Primary care and pediatric physicians employed	134	128
Physician specialists employed	89	84
Capitated membership(v)	8,712	1,752

	Years Ended December 31,
	2014	2013
Patient encounters (i)	904,072	882,295
RVU’s (ii)	1,526,832	1,492,171
Lab tests (iii)	1,330,246	1,183,829
Imaging procedures (iii)	56,097	44,743
Cancer treatment center fractions treated (iii)	21,207	32,334
Lithotripsy cases (iii)	9,809	9,342
Capitated member months (iv)	88,583	11,484

i.	A patient encounter is registered when a patient sees his or her physician.
ii.	Our RVUs are equivalent to physician work RVUs as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVUs as measures of physician productivity and utilization. RVUs are also a component of physician compensation.
iii.	Lab tests, imaging procedures, cancer treatment center fractions and lithotripsy cases are all production metrics based on Current Procedural Terminology codes.
iv.	Capitated member months represent the aggregate number of months of healthcare services WNI-DFW has provided to capitated members.
v.	Capitated membership represents the number of members under a capitation arrangement to which we provided healthcare services as of a specified date.

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

Industry Trends

Healthcare Reform

The Healthcare Reform Law is intended to expand health insurance coverage to uninsured individuals through a combination of private sector health insurance reforms and public program expansion and to reform the healthcare delivery system in order to improve quality and lower the overall cost of providing healthcare. Many provisions within the Healthcare Reform Law could impact us in the future, resulting in potential variances in third-party reimbursement rates, payer mix and patient encounter volumes.

The most significant provisions of the Healthcare Reform Law that seek to decrease the number of uninsured individuals mostly became effective January 1, 2014. However, the shared responsibility provisions that require employers with greater than 50 employees to provide health insurance or pay fines have been delayed until January 1, 2016. Because of the many variables involved and the staggered implementation timeline, we cannot predict with any assurance the ultimate effect of the Healthcare Reform Law and related regulations and interpretive legislation on our business. We believe that we are well positioned to respond effectively to the opportunities and challenges presented by this important legislation as a result of our physician-led, high quality, patient-centered care model.

One provision of the Healthcare Reform Law required CMS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of ACOs. The program allows certain healthcare providers to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. Our physician practice was recently selected as an ACO by HHS. As an ACO, we will strive to improve the clinical outcomes of our Medicare fee for service patients participating in the ACO and to achieve those improved outcomes at a reduced relative cost. We will have the opportunity to share with CMS in any financial savings created.

Value-Based Care and Patient-Centered Medical Home

We believe the U.S. healthcare system continues to evolve in a manner that focuses on value-based reimbursement systems, with an increasing focus on population health management. As government and commercial payers strive to control healthcare costs and improve healthcare outcomes, we believe payment methodologies and reimbursement trends will continue to evolve, including payment bundling, value-based payment methodologies linked to the quality and coordination of care as well as risk-sharing arrangements such as capitated payments. In early February 2015, HHS announced that it will accelerate the shift toward payments based on value over volume. HHS aims to have 90% of all payments in the traditional program tied to quality and value and 50% of all Medicare payments tied to quality or value through alternative payment models such as ACOs by 2018. In the same week, a group of health systems, health plans, consumer groups and policy experts announced the formation of the Health Care Transformation Task Force (the “Task Force”). The Task Force aims to have 75% of their business based on value by 2020. We believe this evolution particularly favors physician-led integrated health systems and that we are well positioned today to shift to value-based reimbursement systems.

We also believe that patient-centered medical home models, in which a primary care or specialty physician serves as the care coordinator will grow in prominence. We believe our focus on developing a clinically integrated, comprehensive healthcare delivery network, our commitment to patient-centered care, our collaborations such as those with WNI-DFW and other commercial payers, and our experienced management team position us well to respond to these emerging trends and to manage the changing healthcare regulatory and reimbursement environment.

Electronic Health Records

The American Recovery and Reinvestment Act of 2009 provides for incentive payments under the Medicare and Medicaid programs for certain hospitals and physicians that demonstrate meaningful use of certified electronic health record (“EHR”) technology. Physicians and other professionals may be eligible for either Medicare or Medicaid incentive payments, but not both. We anticipate that nearly all of our physicians will participate in the meaningful use program in 2015. We have incurred and will continue to incur both capital expenditures and operating expenses in order to implement EHR technology and meet the meaningful use requirements; the timing of recognition of EHR incentive income does not correlate with those expenditures and expenses. We believe that the operational benefits of EHR technology, including anticipated improved clinical outcomes and increased operational and administrative efficiencies, will contribute to the development of our integrated health system and our ability to meet targeted quality objectives.

Results of Operations

Year ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (in thousands):

	Years Ended December 31,				Annual Variance
	2014		2013		2014 vs. 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$183,932	62.4%	$178,286	76.0%	$5,646	3.2%
Capitated revenue	66,544	22.6%	9,524	4.1%	57,020	598.7%
Management and other services revenue	22,721	7.7%	25,536	10.9%	(2,815)	-11.0%
Lithotripsy revenue	21,568	7.3%	21,381	9.1%	187	0.9%

Net operating revenue	294,765	100.0%	234,727	100.0%	60,038	25.6%

Operating expenses:
Salaries, wages and employee benefits	166,401	56.5%	153,999	65.6%	12,402	8.1%
Medical services and supplies expense	79,990	27.1%	29,199	12.4%	50,791	173.9%
Rent expense	15,869	5.4%	15,034	6.4%	835	5.6%
Provision for doubtful accounts	183	0.1%	70	0.0%	113	161.4%
Other operating expenses	33,849	11.5%	27,530	11.7%	6,319	23.0%
Electronic Health Record incentive income	(1,164)	-0.4%	(1,643)	-0.7%	479	-29.2%
Impairment of goodwill	20,340	6.9%	—	0.0%	20,340	n/a
Depreciation and amortization	16,192	5.5%	7,626	3.2%	8,566	112.3%

	331,660	112.5%	231,815	98.8%	99,845	43.1%

Income (loss) from operations	(36,895)	-12.5%	2,912	1.2%	(39,807)	-1367.0%
Other income, net	8,465	2.9%	7,889	3.4%	576	7.3%

Income (loss) before income taxes	(28,430)	-9.6%	10,801	4.6%	(39,231)	-363.2%
Provision (benefit) for income taxes	(5,544)	-1.9%	71	0.0%	(5,615)	-7908.5%

Net income (loss)	(22,886)	-7.8%	10,730	4.6%	(33,616)	-313.3%
Less: net income attributable to noncontrolling interests	(9,514)	-3.2%	(9,751)	-4.2%	237	-2.4%

Net income (loss) attributable to USMD Holdings, Inc.	$(32,400)	-11.0%	$979	0.4%	$(33,379)	-3409.5%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (in thousands):

	Years Ended December 31,				Annual Variance
	2014		2013		2014 vs. 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$148,140	50.3%	$143,373	61.1%	$4,767	3.3%
Imaging	4,295	1.5%	3,891	1.7%	404	10.4%
Diagnostic laboratories	14,634	5.0%	14,260	6.1%	374	2.6%
Cancer treatment center	12,306	4.2%	13,364	5.7%	(1,058)	-7.9%

Total patient encounter based clinic net patient service revenue	179,375	60.9%	174,888	74.5%	4,487	2.6%
Other physician revenue	4,557	1.5%	3,398	1.4%	1,159	34.1%

	183,932	62.4%	178,286	76.0%	5,646	3.2%

Capitated revenue	66,544	22.6%	9,524	4.1%	57,020	598.7%

Management and other services revenue:
Hospital management revenue	14,459	4.9%	14,573	6.2%	(114)	-0.8%
Lithotripsy management revenue	1,469	0.5%	1,631	0.7%	(162)	-9.9%
Cancer treatment center management revenue	3,578	1.2%	5,343	2.3%	(1,765)	-33.0%
Other services revenue	3,215	1.1%	3,989	1.7%	(774)	-19.4%

	22,721	7.7%	25,536	10.9%	(2,815)	-11.0%

Lithotripsy revenue	21,568	7.3%	21,381	9.1%	187	0.9%

Net operating revenue	$294,765	100.0%	$234,727	100.0%	$60,038	25.6%

- Net Patient Service Revenue

Our net patient service revenue is driven by a patient encounter at one of our physician clinics. A patient sees the physician at one of our clinics and the physician may prescribe services that may be performed at one of our imaging centers, diagnostic laboratories, cancer treatment center or other affiliated or unaffiliated healthcare facilities. The net patient service revenue earned at our imaging centers, diagnostic laboratories and cancer treatment center are almost exclusively derived from the physician clinic patient encounter. Our imaging centers, diagnostic laboratories and cancer treatment center only nominally serve patients or conduct tests not derived from our physician clinic patient encounter. For these reasons, we focus on the overall net patient service revenue per patient encounter metric.

Patient encounter based clinic net patient service revenue increased $4.5 million or 2.6% while patient encounters and RVUs increased by 2.5% and 2.3%, respectively, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Net patient service revenue per patient encounter remained flat in 2014 as compared to 2013. The $1.1 million decrease at the cancer treatment center is due to a decline in certain commercial payer reimbursement rates. We anticipate downward pricing pressure to continue to negatively impact net patient service revenue at the cancer treatment center during 2015.

Other physician revenue represents non-clinic physician premium payments for quality measures, on-call pay and physician recruitment agreement revenues and increased to $4.6 million for the year ended December 31, 2014 from $3.4 million in 2013. The increase is primarily attributable to a $1.4 million increase in premium payments for quality measures offset by a $0.2 million decline in revenue from physician recruitment agreements.

- Capitated Revenue

In June 2013, WNI-DFW began operations and we began recording capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue increased $57.0 million to $66.5 million for the year ended December 31, 2014 from $9.5 million in 2013 primarily due to increased membership counts at WNI-DFW. Capitated revenue is correlated to capitated membership counts as well as the health risk of the population being managed; the population risk impacts the “per member per month” rate earned. We anticipate increasing our capitated member counts through WNI-DFW and other entities focused on the Medicare Advantage market as we execute our strategy to move from an early-stage integrated health system to a fully integrated health system. During 2014, we invested in resources intended to improve the accuracy of physician documentation and coding of patient conditions. We believe these efforts have resulted in a more accurate assessment by CMS of the risk score of our managed Medicare Advantage population.

- Management and Other Services Revenue

Management services revenue includes revenue earned through the provision of management and support services to our nonconsolidated managed entities, and is generated through our management of hospitals, lithotripsy centers and cancer treatment centers. Management services revenue decreased 11.0% to $22.7 million for the year ended December 31, 2014 from $25.5 million in 2013 for the reasons noted below.

Hospital management revenue earned from USMD Arlington and USMD Fort Worth decreased $0.1 million or 0.8%. An unfavorable shift to a lower acuity surgical case mix at the hospitals and an unfavorable change in commercial versus government payer mix contributed $0.2 million to the decrease in hospital management revenue in 2014 as compared to 2013 and was offset by a $0.1 million increase related to an increase in surgical case volume.

Lithotripsy management revenue decreased $0.2 million, or 9.9%, in 2014 as compared to 2013. Lithotripsy case volume at the managed lithotripsy entities remained flat and management revenue per managed lithotripsy case decreased 9.0%. The decrease in lithotripsy per case management revenue is primarily attributable to a shift in the price mix of the underlying management revenue basis calculation. The composition of the managed entities is the same in 2014 as 2013. Year over year individual entity contractual rates did not change significantly in 2014.

Cancer treatment center management revenue decreased $1.8 million or 33.0% in 2014 as compared to 2013. We earn cancer treatment center management revenue by charging the cancer treatment center a contracted management fee that is based on a percentage of the managed entity’s account collections, net income, a combination of collections and net income, or a fixed monthly fee and reimbursement of variable support costs. We negotiate the management fee with each cancer treatment center and the fee differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of cancer treatment center management revenue. In 2013, contractual management arrangements with six cancer treatment centers were terminated and contractual management arrangements with four cancer treatment centers were started. In 2014, contractual management arrangements with three cancer treatment centers were terminated. The net effect of the contract terminations and the opening of new cancer treatment centers resulted in a $1.6 million decrease in consolidated cancer treatment center management revenue for the year ended December 31, 2014 as compared to 2013. Same facility cancer center collections declined 16%, contributing $0.2 million to the decline. Same facility year over year individual entity contractual rates did not change in 2014 as compared to 2013 rates.

Other services revenue primarily consists of healthcare consulting services provided to third parties and income related to the early termination of management agreements. Other services revenue decreased 19.4% to $3.2 million for the year ended December 31, 2014 from $4.0 million in 2013. In the second quarter of 2013, the owner of four cancer treatment centers that we managed in Florida terminated its management agreements with us. We entered into a settlement agreement and received $1.1 million as a result of the early termination of the management agreements. In the second quarter of 2014, we entered into a settlement agreement and received $0.4 million as a result of the early termination of a management agreement. Healthcare consulting services also decreased $0.1 million in 2014 as compared to 2013.

- Lithotripsy Revenue

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which increased 0.9% to $21.6 million for the year ended December 31, 2014 from $21.4 million in 2013. Lithotripsy entity case counts increased 3.0% resulting in an increase in lithotripsy revenue of $1.1 million in 2014 as compared to 2013. A decrease in average aggregate contract rate for the consolidated lithotripsy entities, due to shifts in utilization and negotiated rate changes year over year, resulted in a $0.9 million decline. We anticipate downward pricing pressure to continue to negatively impact lithotripsy revenue during 2015.

Operating Expenses

Salaries, wages and employee benefits increased $12.4 million to $166.4 million for the year ended December 31, 2014 from $154.0 million in 2013. Non-physician salary expense increased $4.4 million and is primarily related to a growth in headcount of non-physician clinic management and staff to levels intended to improve the productivity and efficiency of the physicians and clinics as a whole and support the growth of our population health management program. We anticipate that these increases in clinic support staff to these targeted levels will enable physicians to increase patient loads while also improving the quality of patient visits and health outcomes. In addition, physician and physician extenders salary expense increased $5.8 million primarily due to a $2.4 million increase related to the new physician compensation model (see below) and a $1.7 million increase related to the increase in RVUs. Health and retirement benefit costs increased $1.7 million. We expect salaries, wages and employee benefits to increase in 2015 as we execute our growth plan.

Effective July 2014, we entered into a new compensation model with our physicians that we believe will increase physician productivity, quality and profitability. Full implementation of the terms of the new compensation model occurs eighteen months after July 2014. During that interim period, we may continue to incur higher physician salaries relative to the historical run rate.

Medical services and supplies expense includes external medical claims costs associated with population health management (WNI-DFW) as well as medical supplies and services associated with all patients, such as drugs, medications and general medical supplies. Due primarily to the operations at WNI-DFW, medical services and supplies expense increased $50.8 million to $80.0 million for the year ended December 31, 2014 from $29.2 million in 2013. WNI-DFW began managing patient care in June 2013, and membership counts have increased substantially since then, contributing to an increase in the related medical expense of $47.3 million to $54.0 million for the year ended December 31, 2014 from $6.7 million in 2013. Medical services expense of WNI-DFW includes the direct medical cost of caring for the patient population including incurred but not reported (“IBNR”) medical claims. In addition, during 2014, a component of our physician practice significantly increased the number of treatments requiring certain high-cost oncology drugs, which comprised the majority of an increase in drug expense of $1.9 million as compared to the same period in 2013. The remaining increase of $1.7 million is primarily due to an increase in medical supplies expense.

Rent expense increased 5.6% to $15.9 million for the year ended December 31, 2014 from $15.0 million for the same period in 2013 due to an increase in leased square footage and a $0.4 million increase in equipment lease expense.

Other operating expenses consist primarily of management fees, consulting and professional fees, purchased services, repairs and maintenance, utilities and other expense. Other operating expenses increased 23.0% to $33.8 million for the year ended December 31, 2014 from $27.5 million in 2013. The increase is primarily related to a $3.2 million increase in medical management and administrative fees incurred at WNI-DFW. As WNI-DFW member counts and revenues grow, and as WNI-DFW gains efficiencies in its provision of care coordination and overall medical management services, we anticipate that medical management fees incurred at WNI-DFW will continue to increase. Information technology expenses increased $0.5 million, consulting and professional fees, including management and professional staff augmentation, increased $0.9 million and utilities increased $0.4 million in 2014 as compared to 2013. In addition, purchased services increased $1.1 million in 2014 as compared to 2013; of the increase, $0.6 million is related to the outsourcing of our revenue cycle process beginning in November. The first quarter of 2014 included significant expenses for external resources associated with the initial conversion to our new financial accounting and reporting system, the building of infrastructure for new managed care members and the implementation of software and training related to CMS regulations, which will impact our future coding and billing process (ICD-10). In addition, throughout the year, we continued to invest in external resources to assist us in building an infrastructure that is scalable and positioned for growth.

The physicians of USMD Physician Services generate EHR incentive income. The incentive income decreased $0.5 million to $1.1 million for the year ended December 31, 2014 from $1.6 million in 2013.

As a result of our 2014 annual goodwill impairment review, we recorded goodwill impairment of $20.3 million in our Cancer Treatment Services reporting unit. The impairment of goodwill is primarily the result of a reduction in the near-term and long-term projected operating results and cash flows utilized in assessing goodwill for impairment. The reduction in forecast amounts is primarily related to delays in the Company’s ability to execute its strategic plan commensurate with its past forecasts exacerbated by a decrease in actual results of the reporting unit in 2014.

Depreciation and amortization increased $8.6 million for the year ended December 31, 2014 as compared to 2013. In May 2014, we introduced a unified brand – USMD Health System – that will reinforce our physician-led integrated health system message. Over time, we will replace the historical brands of acquired companies with the USMD Health System brand. As a result of this branding initiative, certain indefinite-lived trade name assets became finite-lived assets. As a result of this change in the nature of the trade names, in May 2014, we recorded an impairment charge of $8.4 million. Beginning June 1, 2014, the remaining $2.6 million carrying value of the trade names is being amortized on a straight line basis over the five year estimated useful life of the trade names. The actual useful lives of the trade names will vary dependent upon certain factors including the availability of funding to execute the branding initiative. The newly estimated fair value of the trade names was highly impacted by the determination of the estimated life of those trade names. As plans to execute the branding initiative solidify, estimated useful lives may be reduced and future impairments of the carrying value may be necessary.

Other Income, net

Other income, net increased 7.3% to $8.5 million for the year ended December 31, 2014 from $7.9 million in 2013. A $1.8 million increase in equity in income of nonconsolidated affiliates was offset by a $0.9 million increase in net interest expense.

The increase in equity in income of nonconsolidated entities was the result of a $2.0 million increase in the equity in income of USMD Arlington and is attributable to a $2.3 million increase due to our September 2013 acquisition of additional partnership interests in USMD Arlington, offset by a $0.3 million decrease related to a reduction in profitability at USMD Arlington. In addition, comparative equity in income of the remaining nonconsolidated affiliates decreased $0.2 million.

The comparative increase in net interest expense was primarily due to the September 2013 issuance of convertible subordinated notes for the acquisition of partnership interests in USMD Arlington. Interest expense related to payments made to debt holders increased $0.6 million and interest expense related to deferred financing costs increased $0.3 million.

The remaining decrease of $0.3 million is the result of a net loss on the sale of assets in 2014.

Provision (Benefit) for Income Taxes

Our effective tax rates were 19.5% and 0.7% for the years ended December 31, 2014 and 2013, respectively. The increase in the effective rate is primarily due to the impact net income attributable to noncontrolling interests has on the tax rate when a pretax loss exists, as it did for the year ended December 31, 2014, offset by the tax effect of the goodwill impairment.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-USMD ownership interests in our consolidated entities. Net income attributable to noncontrolling interests decreased $0.2 million to $9.5 million for the year ended December 31, 2014 from $9.7 million in 2013. The decrease is related to a decline in net income of the consolidated lithotripsy entities.

Liquidity and Capital Resources

Our principal uses of cash are to meet working capital requirements, fund debt obligations and for capital expenditures. Our primary sources of liquidity include existing cash, cash flows from operations including distributions from USMD Arlington and USMD Fort Worth and borrowings under our revolving credit facility. Distributions from USMD Arlington and USMD Fort Worth can vary materially depending on hospital profitability and the individual cash requirements of the hospital. At December 31, 2014, we had $4.1 million of cash and cash equivalents available for general corporate purposes. This amount is net of $11.8 million of cash held by consolidated entities that is only available for use by the specific consolidated entity. We believe these sources of cash will be adequate to fund our working capital requirements, debt service obligations, ongoing capital expenditures and other ongoing cash needs until 2019, when the convertible subordinated notes are due. Significant capital expenditures, including expansion related capital expenditures, may be financed with debt or capital lease, funded with borrowings under the revolving credit facility or paid for with existing cash. Our consolidated lithotripsy entities have historically secured bank debt or capital leases to finance the acquisition of lithotripter and related equipment.

Under certain circumstances we utilize our common stock as a form of liquidity, primarily in payment of certain compensation and when acquiring physician practices. The new physician compensation model allows for up to 25% of the base salary of certain physicians to be deferred under certain conditions, and later paid in cash, our common stock, or a combination of both. The payment of deferred amounts in cash, if any, will occur within 45 days of the end of a given quarter and as soon as reasonably practicable following the end of the quarter if paid in common stock, if any, subject to compliance with law.

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

Our credit agreement provides for a revolving credit facility (“Revolver”) commitment of up to $10.0 million through December 21, 2016. The Revolver is available for working capital needs and capital expenditures (up to $1.5 million per year), both subject to certain criteria. At December 31, 2014, we had no borrowings under the Revolver and $8.1 million was available to borrow under the Revolver. As we continue to execute our strategy to expand our physician-led integrated health system in the North Texas service area, we will continue to incur acquisition, integration and infrastructure investment costs. Acquisitions and significant expansion may be financed with our equity, existing cash and/or additional debt. As our business model matures, we believe cash flows from operations will provide the cash flow necessary to support integration costs and infrastructure investment. However, certain growth plans and infrastructure investment may be curtailed depending upon the availability of cash and additional sources of financing. In addition, our WNI-DFW joint venture may require cash advances from us. We believe that additional financing will enable us to successfully execute our expansion strategy.

Our ability to borrow additional amounts under the Revolver is limited and our credit agreement limits the amount of additional debt we may incur. We are seeking additional liquidity and believe that such liquidity may be available to us through alternative debt/equity financings. However, there is no guarantee we will be able to find such additional liquidity. In addition, adequate funds may not be available when needed or may be available only on terms not acceptable to us. If we are unable to secure additional financing on terms acceptable to us, our growth could be materially adversely impacted. Even if we secure additional financing, such financing could have a negative impact on our long-term cash flows and results of operations and may be dilutive to existing stockholders.

We may close a transaction in the second quarter of 2015 whereby we will issue convertible subordinated notes in a private unregistered offering to investors. At this time, we do not know the total of the principal amount of the notes to be issued, if any, whether investors will be willing to participate in the transaction, or whether we will be able to obtain needed third party consents to close the transaction. We anticipate that, should we close the transaction, the convertible subordinated notes issued will pay interest at the rate of 7.25% per annum, and that investors purchasing the notes will have the right, after a certain time period, and prior to the payment in full of any note, to convert all or any part of the unpaid principal balance of the note into shares of our common stock. The conversion rate of the notes has not yet been determined. We anticipate that the total principal amount of any notes issued in the transaction will not exceed $3.0 million, and may be less. Any notes issued in the transaction will be expressly subordinate to and junior in subject in right of payment to the prior payment in full of our senior indebtedness, which includes indebtedness in connection with our credit agreement.

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(22,886)	$10,730
Net income (loss) to net cash reconciliation adjustments	36,831	9,960
Change in operating assets and liabilities, net of effects of business combinations	7,256	231

Net cash provided by operating activities	21,201	20,921

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(104)	—
Capital expenditures	(1,543)	(2,848)
Investments in nonconsolidated affiliates	—	(200)
Proceeds from sale of property and equipment	102	64

Net cash used in investing activities	(1,545)	(2,984)

Cash flows from financing activities:
Proceeds from (repayments of) borrowings under revolving credit facility	(3,000)	3,000
Proceeds from issuance of long-term debt	6,769	530
Payments on long-term debt and capital lease obligations	(15,915)	(5,098)
Proceeds from issuance of related party long-term debt	254	—
Principal payments on related party long-term debt	(157)	(594)
Restricted cash	5,000	—
Payment of debt issuance costs	(244)	(133)
Proceeds from exercise of stock options	—	200
Distributions to noncontrolling interests, net of contributions	(9,560)	(9,583)

Net cash used in financing activities	(16,853)	(11,678)

Net increase in cash and cash equivalents	2,803	6,259
Cash and cash equivalents at beginning of year	13,137	6,878

Cash and cash equivalents at end of year	$15,940	$13,137

Operating Activities

For the year ended December 31, 2014, we had cash flows from current liabilities of $13.3 million that were partially offset by cash used for current assets of $6.3 million.

A $7.6 million increase in other accrued liabilities during the period is primarily due to a $9.5 million increase in IBNR medical claims payable due to growth at WNI-DFW, offset by a $2.0 million decrease in accrued payables. Accounts payable increased $5.2 million due to a $3.5 million increase in accounts payable of WNI-DFW and due to extension of the vendor payment cycle in 2014. Accrued payroll increased $1.2 million primarily due to a $1.4 million increase related to the new physician compensation model offset by a $0.2 million decrease in other accrued payroll.

Prepaid expenses and other assets increased $1.3 million primarily due to a $0.9 million increase in prepaid federal income taxes. Inventory increased $0.9 million primarily due to an increase in oncology drug inventory.

Average days outstanding for accounts receivable derived from net patient service revenue increased from 37 days at December 31, 2013 to 39 days at December 31, 2014.

During 2014, we granted shares of USMD common stock with a grant date fair value of $0.8 million in payment of certain 2014 compensation due to certain executives and members of USMD’s Board of Directors, as well as for services rendered by a consultant. During 2014, we also issued shares of USMD common stock with a grant date fair value of $0.2 million to pay certain executive compensation accrued at December 31, 2013.

Investing Activities

Net cash used in investing activities of $1.5 million in 2014 was primarily attributable to capital expenditures. Cash paid for capital expenditures was primarily for medical equipment, technology infrastructure and leasehold improvements. We anticipate capital expenditures of approximately $3.0 million in 2015, primarily related to investments in leasehold improvements, medical equipment and our technology infrastructure.

Financing Activities

In December 2014, we restructured our credit agreement (see Credit Agreement below) resulting in principal payments on and proceeds from long-term debt of $6.8 million. In addition, prior to the restructuring, in connection with amendments to the credit agreement, we used the restricted cash compensating balance to repay the $5.0 million Tranche C Term Loan (the “Tranche C Term Loan”) and repaid $1.5 million under the Revolver. The remaining amounts outstanding under the Revolver were repaid in October 2014.

In connection with amendments to our credit agreement, we agreed to suspend payments of principal and interest on our subordinated related party notes payable for payments due in April 2014 through December 31, 2014. Unpaid interest amounts of $0.3 million were added to the note balances.

During 2014, we entered into a $0.5 million capital lease for lithotripsy equipment and a $0.5 million capital lease for diagnostic medical equipment. In addition, one of our consolidated managed lithotripsy partnerships entered into a $0.6 million capital lease for lithotripsy and related equipment.

In connection with the amendments to our credit agreement, we incurred $0.2 million of debt issuance costs.

Credit Agreement

For the principal terms and more detailed summary of activity of our Credit Agreement (the “Credit Agreement”), see Note 10, Long-Term Debt and Capital Lease Obligations, to our December 31, 2014 Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report. During 2014, we entered into various amendments to the Credit Agreement with our lenders that, among other things, i) modified the Revolver maturity date, payment requirements and commitment amounts, ii) modified financial covenant requirements, iii) waived existing covenant violations, iv) delayed scheduled payments of principal and interest on our subordinated related party notes payable, v) accelerated the maturity date of the Tranche C Term Loan, and, on December 22, 2014, vi) restructured the Credit Agreement.

On December 22, 2014, Southwest Bank replaced JPMorgan Chase Bank, N.A. as the administrative agent and refinanced the debt payable to the other lenders previously party to the Credit Agreement. As a result, Southwest Bank is our sole lender under the Credit Agreement. In connection with this restructuring, we amended the Credit Agreement to revise the structure of the Tranche A Term Loan and Revolver. As amended, the maturity date of the Tranche A Term Loan is December 21, 2016, rather than August 31, 2017, and the Tranche A Term Loan bears interest at a fixed rate of 5.00%. Principal payments of $375,000 plus interest are due quarterly, with any principal still outstanding due at maturity. Proceeds from borrowings under the restructured Southwest Bank Tranche A Term Loan were used to repay in full the other lenders previously party to the Tranche A Term Loan. During the fourth quarter of 2014, we recognized a loss on debt extinguishment of $171,000 related to this transaction.

Further, the maturity date of the Revolver is December 21, 2016, rather than June 30, 2015. Interest on the Revolver is due monthly and accrues, at our option, at the 30-Day London Interbank Offered Rate (“LIBOR”) plus 3.50%, or the U.S. prime rate plus 0.50%, with a floor of 4.00% in either case. An unused commitment fee is payable quarterly on the undrawn portion of the Revolver at a rate of 0.50% per annum. Proceeds from borrowings under the Revolver are available to finance our working capital needs and to finance up to $1.5 million of capital expenditures each year.

The Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of USMD and its wholly owned subsidiaries to dispose of assets, incur additional indebtedness, make dividend and other restricted payments, create liens securing other indebtedness and enter into restrictive agreements. The amendment eliminated the minimum adjusted EBITDA financial covenant; however, we are subject to financial covenants that require USMD and its wholly owned subsidiaries to maintain a fixed charge coverage ratio of at least 1.25:1.00 and a senior leverage ratio no greater than 1.50:1.00, each calculated quarterly for the previous four consecutive fiscal quarters. However, not more than once during any period of four consecutive fiscal quarters, we are permitted to maintain compliance with its financial covenants if the fixed charge coverage ratio is at least 1.00:1.00 and the senior leverage ratio is no greater than 1.75:1.00. As of December 31, 2014, we were in compliance with our Credit Agreement covenant requirements. The obligations under the Credit Agreement are secured by substantially all of the assets of USMD and its wholly owned subsidiaries, subject to certain exceptions.

There can be no assurance that we will maintain compliance with the financial and other covenants in our Credit Agreement. In the event we are unable to comply with these covenants during future periods, it is uncertain whether our lenders will grant waivers for our noncompliance. If there is an event of default by us under our Credit Agreement, our lenders have the option to, among other things, accelerate any and all of our obligations under the Credit Agreement, which would have a material adverse effect on our business, financial condition and results of operations. If the Credit Agreement lenders accelerate our obligations upon an event of default, replacement financing may not be available when needed, or may only be available on terms that could have a negative impact on our business and results of operations.

Convertible Subordinated Notes

Effective September 1, 2013, we issued Convertible Subordinated Notes (the “Convertible Subordinated Notes”) in the aggregate principal amount of $24.3 million to certain limited partners of USMD Arlington to acquire their limited partnership interests in USMD Arlington. The Convertible Subordinated Notes bear interest at a fixed rate of 5.00% per annum and mature on March 1, 2019. Interest payments are due and payable on the last day of each month and the principal is due upon maturity. We have the option to prepay the Convertible Subordinated Notes, in whole or in part, at any time after September 1, 2014. Each noteholder has the right at any time after September 1, 2014 to convert all or any part of the unpaid principal balance of its Convertible Subordinated Note into shares of common stock of USMD at the rate of one share of common stock for each $23.37 of principal. The conversion price will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The conversion option has no cash settlement provisions. The Convertible Subordinated Notes are convertible into 1,041,581 of our common shares at a conversion price of $23.37 per share. The indebtedness represented by the Convertible Subordinated Notes is expressly subordinate to all senior indebtedness of USMD currently outstanding or incurred in the future, which includes its indebtedness under the Credit Agreement. We intend to fund the required interest payments under the Convertible Subordinated Notes with available cash balances, cash provided by operating activities and distributions from USMD Arlington and USMD Fort Worth.

At the date of execution of the Convertible Subordinated Notes, the commitment date, the conversion price was less than the fair value of shares our common stock. We recognized the intrinsic value of the conversion option’s in-the-money portion as a $3.7 million beneficial conversion discount to the debt with an offsetting entry to additional paid-in capital. The beneficial conversion discount is being accreted to the Convertible Subordinated Notes using the effective interest method over 66 months until they mature on March 1, 2019. The Convertible Subordinated Notes have an effective interest rate of 8.50%. Recognition of the beneficial conversion discount results in a temporary book-tax basis difference in the debt instrument. Accordingly, on September 1, 2013, we recorded a $1.3 million deferred tax liability with an offsetting entry to additional paid-in capital.

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

As of December 31, 2014, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $19.2 million. The guarantees provide for recourse against the investee; however, if we are required to perform under one or more guarantees, recovery of any amount would be unlikely. The remaining terms of these guarantees range from 24 to 161 months. We record a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe the likelihood that we will have to perform under these agreements is remote.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies and Pronouncements, to our December 31, 2014 consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, as they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Where we have provided sensitivity analyses in the “Effect if Actual Results Differ from Assumptions” columns below, the variance assumptions used in those analyses are based on outcomes that we consider reasonably likely to occur.

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

All physician practice and ancillary services contractual allowance calculations are subject to monthly review by management.

Net patient service revenue includes amounts estimated by management to be reimbursable by third-party payers. The process of calculating contractual allowances requires us to estimate the payment amount based on third-party payer contract provisions.

Discounts off customary charges result from the reduction of our customary charges to prospectively established fee schedule amounts and other contract provisions. The estimates of contractual allowances on charges posted for the period involve payer-specific estimates of patient service revenue based on the most significant contractual reimbursement methodologies such as percent of charges, fixed fee schedules and multi-procedure discounting. However, the calculations do not take into consideration all contract provisions that may limit reimbursement, but provide an estimate of net realizable value. Revenue is adjusted when the parties (insurer and patient/guarantor) obligated under the contract have tendered payment on the claim. Historically, these payment adjustments have not been material.

If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net patient service revenue for the year ended December 31, 2014 would have changed by $0.1 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties.

If the actual reimbursement percentage of unbilled charges differed by 1% from our estimated reimbursement percentage, net patient service revenue for the year ended December 31, 2014 would have changed by a nominal amount. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties.

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

We estimate the allowance for doubtful accounts by reserving a percentage of all accounts receivable based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends that may affect collection.

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

If the actual bad debt percentage differed by 10% from its estimated bad debt rate, net patient service revenue and net accounts receivable for the year ended December 31, 2014 would have changed by approximately $0.2 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Incurred But Not Reported Medical Claims

In connection with the operations of WNI-DFW, we make estimates related to IBNR medical claims of WNI-DFW. The patient population to which WNI-DFW provides health services has limited medical claims activity from which claims-based actuarial judgments can be made. In addition, the full population is relatively small for precise actuarial determinations.

In addition to calculating IBNR claims using an actuarial estimate based on historical medical claims activity, we include an adjustment factor based on broader patient populations deemed to be similar in risk profile to the WNI-DFW managed patient population.

As the size of our member population increases and medical claims experience grows, uncertainties in preparing the IBNR claims estimate will be reduced.

If the actual IBNR medical claims experience is not consistent with our estimated IBNR claims liability, we may be exposed to variances in medical services and supplies expense that may be material. Variances from our assessment in the underlying health of the WNI-DFW managed patient population could affect the medical claims experience and IBNR claims estimate.

If the actual claims experience differs 10% from the assumption used in our estimate, IBNR claims expense would have increased/decreased by $1.0 million.

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

The impairment test for goodwill uses a two-step approach. Step one compares the fair value of the reporting unit to which goodwill is assigned to its carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of a reporting unit exceeds its estimated fair value, a potential impairment is indicated and step two is performed.

Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities, including unrecognized intangible assets, of that reporting unit based on their fair values, similar to the allocation that occurs in a business combination.

The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. If the implied fair value of goodwill exceeds the carrying value, goodwill is not impaired.

Step one of the 2014 goodwill impairment analysis indicated that the carrying value of the Cancer Treatment Services reporting unit exceeded its estimated fair value. As a result, in order to determine the implied fair value of the reporting unit’s goodwill, we performed the second step of the impairment analysis.

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

We estimate the fair value of trade names based on an income approach – relief from royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trade name assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables.

Fair value of the Physician and Ancillary Services reporting unit exceeded its carrying value by 5.4%.

To evaluate the sensitivity of the fair value calculations in our goodwill impairment analysis of the Physician and Ancillary Services reporting unit, we applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which, if utilized, would have resulted in a carrying value that exceeded the fair value by 12.8%.

Independently, we evaluated the sensitivity of the Physician and Ancillary Services reporting unit fair value calculations by applying a hypothetical 10% reduction of estimated future cash flows, which, if utilized, would have resulted in a carrying value that exceeded the fair value by 3.2%.

To evaluate the sensitivity of the fair value calculations in our goodwill impairment analysis of the Cancer Treatment Services reporting unit, we applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which, if utilized, would have resulted in a carrying value that exceeded the fair value by 12.7%.

Independently, we evaluated the sensitivity of the Cancer Treatment Services reporting unit fair value calculations by applying a hypothetical 10% reduction of estimated future cash flows, which, if utilized, would have resulted in a carrying value that exceeded the fair value by 11.2%.

The estimated fair value of the Lithotripsy Services reporting unit significantly exceeded its carrying value.

Our 2014 goodwill impairment test included reductions in cash flow forecasts and certain discount rates that were higher than in past years due to delays in the Company’s ability to execute its strategic plan commensurate with its past forecasts. In addition, during 2014, we performed an operational assessment of overhead allocation methodologies. The overhead allocation methodology used in the goodwill impairment analysis was

The second step analysis indicated that the carrying value of the Cancer Treatment Services reporting unit was in excess of its implied fair value. Accordingly, the Company recorded goodwill impairment of $20.3 million, which was the amount by which the carrying value of the Cancer Treatment Services reporting unit’s goodwill exceeded its implied fair value.

As a result of step one of the 2014 Lithotripsy Services reporting unit goodwill impairment analysis, the estimated fair value of the reporting unit significantly exceeded its carrying value; therefore, the second step was not necessary and no goodwill impairment was recorded related to this reporting unit.

For the 2013 goodwill impairment analysis, we concluded that there was no impairment.

To test impairment of acquired indefinite-lived intangible assets (trade names), the fair values are estimated and compared to their carrying values. We recognize an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

We perform our annual impairment tests of goodwill and indefinite-lived intangible assets as of December 31. For the indefinite-lived trade name impairment analysis conducted in 2013, we concluded that there was no impairment. There were no indefinite-lived trade names or other assets at December 31, 2014.

modified to correlate with the results of this assessment. Except for these changes, we have not made material changes in the accounting methodology we use to assess goodwill impairment during the past two years. Changes in the estimates, assumptions and other qualitative factors used to conduct goodwill impairment tests, including future cash flow projections, could indicate that our goodwill is impaired in future periods and could result in a potentially material impairment of goodwill.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

We evaluate our long-lived assets and identifiable acquired intangible assets with finite useful lives for possible impairment whenever circumstances indicate that the carrying value of the asset, or related group of assets, may not be recoverable. Examples include a current expectation that an asset will be disposed of significantly before the end of its previously estimated useful live, a significant adverse change in the extent or manner in which we use an asset or in its physical condition, or a significant decrease in the expected recoverability of an asset.

When evaluating long-lived assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment loss is recognized when the carrying value of the asset or group of assets exceeds the respective fair value.

If we recognize an impairment loss, the adjusted carrying value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset.

As a result of the USMD Health System branding initiative introduced in May 2014, management concluded that the indefinite-lived trade names were now finite-lived assets. In connection with this change, we performed, with the assistance of independent valuation experts, an impairment test of the carrying value of the trade names to determine whether any impairment existed. We concluded that the estimated fair value of the trade names was less than the associated carrying value and that an impairment write-down was required. As a result of this determination, we recorded an impairment loss of $8.4 million.

No long-lived asset or finite-lived intangible asset impairment charges were recorded during the year ended December 31, 2013.

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

The estimated fair values of the trade names were calculated using an income approach – relief from royalty method, which assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trade name asset. The cash flow model we used to estimate the fair value of the trade names involves several assumptions, most significantly, projected revenue growth rates, a pre-tax royalty rate of 1.0% declining to 0.1% over the estimated five year life of the asset and a discount rate of 17%. The actual useful life of the trade names will vary dependent upon certain factors including the availability of funding to execute the USMD Health System branding initiative. If in the future, the estimated useful lives of the trade names change, we will perform an impairment analysis.

We have not made any material changes in the accounting methodology used to assess long-lived or finite-lived intangible asset impairment loss during the past two years.

It is reasonably likely that the estimated useful lives of trade names will change in the future. Adjustments to the useful lives of the trade names are primarily dependent upon the availability of funding to execute the USMD Health System branding initiative.

Except as noted above, we do not believe there is a reasonable likelihood of a material change in the future estimates or assumptions used to calculate long-lived or finite-lived intangible asset impairment losses. However, if actual results are not consistent with the estimates and assumptions we use in estimating future cash flows, we may be exposed to future impairment losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Income tax receivables and liabilities and deferred tax assets and liabilities are recognized based on the amounts that more likely than not will be sustained upon ultimate settlement with taxing authorities.

Our income tax returns, like those of most companies, are periodically audited by domestic tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. At any time, many tax years are subject to audit by various tax authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provisions in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

The determination and evaluation of our provision for income taxes and analysis of uncertain tax positions requires significant judgment and knowledge of federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.

We evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax assets to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. Although realization is not assured, we believe it is more likely than not that our deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management determines it is more likely than not that all or a portion of the deferred tax assets will not be realized.

We consider many factors when evaluating our uncertain tax positions and such judgments are subject to periodic review. Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and apply judgment to estimate the exposures associated with our various filing positions.

We regularly review our deferred income tax assets for recoverability. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective income tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to record a valuation allowance, resulting in a substantial increase in our effective tax rate.

We regularly review our uncertain tax positions. Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Share-Based Payments

We determine the estimated fair value of our stock option awards to employees and directors at the date of grant using the Black-Scholes option pricing model.

Option pricing models require us to make assumptions and apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, the expected life of the option and the risk free interest rate. Changes in these assumptions can materially impact the fair value estimate.

As a recently formed public entity with a small public float and very limited trading of our public common shares on the NASDAQ stock market, it is not practicable for us to estimate the volatility of our common shares; therefore, we estimate volatility based on the historical volatilities of a small group of companies we consider as close as comparable to USMD as available and an industry index, all equally weighted, over the expected life of the option. We concluded that this combination was more characteristic of our business than a broad industry index. The expected life of awards granted represents the period of time that we expect them to be outstanding based on the “simplified” method, which is allowed for companies that cannot reasonably estimate expected life of options based on historical share option exercise experience. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the option.

If actual results are not consistent with the assumptions used, the share-based payment expense reported in our financial statements may not be representative of the actual economic cost of the share-based payment.

A 10% increase in estimated volatility of awards granted in 2014 would have increased share-based payment expense by $39,000.

Recent Accounting Pronouncements

For information regarding recently issued and adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies and Pronouncements, to our December 31, 2014 consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 8.	Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

USMD Holdings, Inc.

We have audited the accompanying consolidated balance sheets of USMD Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USMD Holdings Inc. (and subsidiaries) as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

April 15, 2015

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2014	2013
ASSETS(1)
Current assets:
Cash and cash equivalents	$15,940	$13,137
Restricted cash	—	5,000
Accounts receivable, net of allowance for doubtful accounts of $2,100 and $1,758 at December 31, 2014 and 2013, respectively	24,673	23,970
Inventories	2,512	1,580
Deferred tax assets, net	5,873	1,413
Prepaid expenses and other current assets	4,466	3,177

Total current assets	53,464	48,277
Property and equipment, net	20,796	23,491
Investments in nonconsolidated affiliates	59,780	61,822
Goodwill	97,836	118,176
Intangible assets, net	16,613	27,033
Other assets	159	324

Total assets	$248,648	$279,123

LIABILITIES(2) AND EQUITY
Current liabilities:
Accounts payable	$7,708	$2,500
Accrued payroll	13,816	12,599
Other accrued liabilities	18,373	10,757
Other current liabilities	606	1,059
Current portion of long-term debt	2,040	7,473
Current portion of related party long-term debt	746	650
Current portion of capital lease obligations	537	369

Total current liabilities	43,826	35,407
Other long-term liabilities	1,888	1,485
Deferred compensation payable	4,491	4,641
Long-term debt, less current portion	28,264	33,939
Related party long-term debt, less current portion	3,085	3,084
Capital lease obligations, less current portion	1,789	683
Deferred tax liabilities, net	20,127	24,359

Total liabilities	103,470	103,598
Commitments and contingencies
Equity:
USMD Holdings, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 10,181,258 and 10,121,462 shares issued and outstanding at December 31, 2014 and 2013, respectively	102	101
Additional paid-in capital	160,458	158,360
Retained earnings (accumulated deficit)	(18,750)	13,650
Accumulated other comprehensive loss	(2)	(2)

Total USMD Holdings, Inc. stockholders’ equity	141,808	172,109
Noncontrolling interests in subsidiaries	3,370	3,416

Total equity	145,178	175,525

Total liabilities and equity	$248,648	$279,123

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (Continued)

(In thousands, except share data)

	December 31,
	2014	2013
(1) Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Cash and cash equivalents	$10,169	$1,257
Accounts receivable	1,150	175
Prepaid expenses	61	—
Deferred tax asset	3,850	671

Total current assets	$15,230	$2,103

The assets of the consolidated VIE can only be used to settle the obligations of the VIE.

(2) Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Accounts payable	$3,517	$—
Other accrued liabilities	11,506	2,108

Total current liabilities	$15,023	$2,108

The liabilities of the consolidated VIE are obligations of the VIE and the creditors have no recourse to USMD Holdings, Inc.

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013
Revenue:
Patient service revenue	$187,424	$181,087
Provision for doubtful accounts related to patient service revenue	(3,492)	(2,801)

Net patient service revenue	183,932	178,286
Capitated revenue	66,544	9,524
Management and other services revenue	22,721	25,536
Lithotripsy revenue	21,568	21,381

Net operating revenue	294,765	234,727

Operating expenses:
Salaries, wages and employee benefits	166,401	153,999
Medical services and supplies expense	79,990	29,199
Rent expense	15,869	15,034
Provision for doubtful accounts	183	70
Other operating expenses	33,849	27,530
Electronic Health Record incentive income	(1,164)	(1,643)
Impairment of goodwill	20,340	—
Depreciation and amortization	16,192	7,626

Total operating expenses	331,660	231,815

Income (loss) from operations	(36,895)	2,912
Other income (expense):
Interest expense, net	(2,885)	(1,975)
Equity in income of nonconsolidated affiliates, net	11,521	9,769
Other gain (loss), net	(171)	95

Total other income, net	8,465	7,889

Income (loss) before income taxes	(28,430)	10,801
Provision (benefit) for income taxes	(5,544)	71

Net income (loss)	(22,886)	10,730
Less: net income attributable to noncontrolling interests	(9,514)	(9,751)

Net income (loss) attributable to USMD Holdings, Inc.	$(32,400)	$979

Earnings (loss) per share attributable to USMD Holdings, Inc.
Basic	$(3.19)	$0.10
Diluted	$(3.19)	$0.10
Weighted average common shares outstanding
Basic	10,168	10,080
Diluted	10,168	10,084

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2014	2013
Net income (loss)	$(22,886)	$10,730
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	14

Total other comprehensive income	—	14

Comprehensive income (loss)	(22,886)	10,744
Less: comprehensive income attributable to noncontrolling interests	(9,514)	(9,751)

Comprehensive income (loss) attributable to USMD Holdings, Inc. common stockholders	$(32,400)	$993

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	USMD Holdings, Inc. Common Stockholders’ Equity
	Common Stock		Additional	Accumulated Other	Retained Earnings	Total USMD	Noncontrolling
	Shares Outstanding	Par Value	Paid-in Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Holdings, Inc.	Interests in Subsidiaries	Total Equity
Balance at December 31, 2012	10,034	$100	$153,444	$(16)	$12,671	$166,199	$3,248	$169,447
Net income	—	—	—	—	979	979	9,751	10,730
Other comprehensive income	—	—	—	14	—	14	—	14
Share-based payment expense - stock options	—	—	933	—	—	933	—	933
Share-based payment expense - common stock issued	24	—	580	—	—	580	—	580
Common stock issued for share-based payment awards exercised	12	—	200	—	—	200	—	200
Common stock issued in business combinations	4	—	133	—	—	133	—	133
Common stock issued for payment of accrued liabilities	47	1	646	—	—	647	—	647
Beneficial conversion debt discount on Convertible Subordinated Notes	—	—	3,729	—	—	3,729	—	3,729
Tax effect of beneficial conversion debt discount on Convertible Subordinated Notes	—	—	(1,305)	—	—	(1,305)	—	(1,305)
Capital contributions from noncontrolling shareholders	—	—	—	—	—	—	530	530
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(10,113)	(10,113)

Balance at December 31, 2013	10,121	101	158,360	(2)	13,650	172,109	3,416	175,525
Net income (loss)	—	—	—	—	(32,400)	(32,400)	9,514	(22,886)
Share-based payment expense - stock options	—	—	1,282	—	—	1,282	—	1,282
Share-based payment expense - common stock issued	33	1	406	—	—	407	—	407
Common stock issued in business combinations	12	—	167	—	—	167	—	167
Common stock issued for payment of accrued liabilities	15	—	243	—	—	243	—	243
Capital contributions from noncontrolling shareholders	—	—	—	—	—	—	191	191
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(9,751)	(9,751)

Balance at December 31, 2014	10,181	$102	$160,458	$(2)	$(18,750)	$141,808	$3,370	$145,178

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(22,886)	$10,730
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	3,675	2,871
Depreciation and amortization	16,192	7,626
Accretion of debt discount and amortization of debt issuance costs	764	421
Loss on extinguishment of debt	171	—
Loss on sale or disposal of assets, net	209	66
Impairment of goodwill	20,340	—
Equity in income of nonconsolidated affiliates, net	(11,521)	(9,769)
Distributions from nonconsolidated affiliates	13,563	8,395
Share-based payment expense	2,130	1,513
Deferred income tax benefit	(8,692)	(1,163)
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(4,303)	(6,226)
Inventories	(894)	(787)
Prepaid expenses and other assets	(1,122)	(593)
Accounts payable	5,140	(818)
Accrued and other current liabilities	8,182	8,372
Other noncurrent liabilities	253	283

Net cash provided by operating activities	21,201	20,921

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(104)	—
Capital expenditures	(1,543)	(2,848)
Investments in nonconsolidated affiliates	—	(200)
Proceeds from sale of property and equipment	102	64

Net cash used in investing activities	(1,545)	(2,984)

Cash flows from financing activities:
Proceeds from (repayments of) borrowings under revolving credit facility	(3,000)	3,000
Proceeds from issuance of long-term debt	6,769	530
Payments on long-term debt and capital lease obligations	(15,915)	(5,098)
Proceeds from issuance of related party long-term debt	254	—
Principal payments on related party long-term debt	(157)	(594)
Restricted cash	5,000	—
Payment of debt issuance costs	(244)	(133)
Proceeds from exercise of stock options	—	200
Capital contributions from noncontrolling interests	191	530
Distributions to noncontrolling interests	(9,751)	(10,113)

Net cash used in financing activities	(16,853)	(11,678)

Net increase in cash and cash equivalents	2,803	6,259
Cash and cash equivalents at beginning of year	13,137	6,878

Cash and cash equivalents at end of year	$15,940	$13,137

Supplemental non-cash investing and financing information:
Accrued unissued share-based compensation	$441	$—
Liabilities paid in common stock	$243	$646
Other liabilities financed	$—	$461
Equipment acquired through capital lease financing	$1,628	$491
Equipment acquired on account	$68	$—
Record convertible debt beneficial conversion discount, net of tax	$—	$2,424
Investment in nonconsolidated affiliate financed with debt	$—	$24,342
Fair value of common stock issued in business combinations	$167	$133
Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$1,778	$1,203
Interest to related parties	$83	$365
Income tax	$3,828	$1,559
Cash received for—
Income tax refund	$26	$909

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 1 – Description of Business and Basis of Presentation

Description of Business:

USMD Holdings, Inc. (“USMD” or the “Company”) is a Delaware corporation formed on May 7, 2010 to facilitate the business combination of USMD Inc., a Texas corporation, Urology Associates of North Texas, L.L.P., a Texas limited liability partnership, and UANT Ventures, L.L.P., a Texas limited liability partnership (“Ventures”) (such transaction, the “Contribution”). USMD described this transaction in its registration statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”). Prior to the consummation of the Contribution, Ventures and USMD entered into a merger agreement with The Medical Clinic of North Texas, P.A., a Texas professional association (“MCNT”), and a merger agreement with Impel Management Services, L.L.C., a Texas limited liability company (“Impel”), pursuant to which the businesses of MCNT and Impel were merged into subsidiaries of Ventures immediately prior to the Contribution, and these businesses were contributed by Ventures to USMD as part of the Contribution. USMD described these transactions in a post-effective amendment to its registration statement filed with the SEC on February 10, 2012, which was declared effective on April 30, 2012. Effective August 31, 2012, USMD and the other parties consummated the Contribution. The Company is an innovative, early-stage physician-led integrated health system. An integrated health system is considered early-stage when it has not yet established all the components necessary to be considered a fully integrated health system.

Through its subsidiaries and affiliates, the Company provides healthcare services to patients and management and operational services to hospitals and other healthcare service providers. The Company provides healthcare services to patients in physician clinics, hospitals and other healthcare facilities, including cancer treatment centers and anatomical pathology and clinical laboratories. A wholly owned subsidiary of the Company is the sole member of a Texas Certified Non-Profit Health Organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, the Company provides management and operational services to two short-stay hospitals in the Dallas-Fort Worth, Texas metropolitan area and provides management and/or operational services to three cancer treatment centers in three states and 22 lithotripsy service providers (i.e., kidney stone treatment) primarily located in the South-Central United States. Of these managed entities, the Company has limited ownership interests in the two hospitals, two cancer treatment centers and 20 lithotripsy service providers. The Company consolidates 18 lithotripsy service providers into its financial statements. In addition, the Company wholly owns and operates two clinical laboratories, one anatomical pathology laboratory, one cancer treatment center and two lithotripsy service providers in the Dallas-Fort Worth, Texas metropolitan area.

Basis of Presentation:

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, entities controlled by the Company through its direct or indirect ownership of a majority interest and any other entities in which the Company has a controlling financial interest. The Company consolidates VIEs where the Company is the primary beneficiary. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company consolidates entities in which it or its wholly owned subsidiary is the general partner or managing member and the limited partners or managing members, respectively, do not have sufficient rights to overcome the presumption of the Company’s control. The Company eliminates all significant intercompany accounts and transactions in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

Note 2 – Summary of Significant Accounting Policies and Pronouncements

Revenue Recognition

Patient Service Revenue: The Company records patient service revenue during the period healthcare services are provided based upon estimated amounts due from third-party payers and patients. Amounts the Company receives for patient services paid by patients and third-party payers such as managed care health plans and commercial insurers, governmental programs, such as Medicare and Medicaid, and other payers are generally less than the Company’s customary charges. Patient service revenue is recorded net of these contractual allowances and discounts. The estimation of contractual allowances on charges posted for the period involve payer-specific estimates of net patient service revenue based on the most significant contractual reimbursement methodologies. However, the calculations do not take into consideration all contract provisions that may limit reimbursement, but provide an estimate of net realizable value. Revenue is adjusted when the parties (insurer and patient/guarantor) obligated under the contract have tendered payment on the claim. Historically, these payment adjustments have not been material.

To provide for patients’ accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, the net patient service revenue and accounts receivable reported in the Company’s accompanying consolidated financial statements are recorded at the net amount expected to be received.

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

Capitated Revenue: The Company’s consolidated VIE, WNI-DFW, Inc. (“WNI-DFW”), earns capitated revenue (fixed payment per member per month) by contracting with an entity that operates a health services company that contracts directly with a health plan. Capitated revenue is prepaid monthly to WNI-DFW based on the number of Medicare Advantage members of that network electing WNI-DFW primary care physicians as their healthcare provider. Capitated revenue is reported as revenue in the month in which members are entitled to receive healthcare. Capitated revenue pertaining to Medicare enrollees is subject to possible retroactive premium risk adjustments based on their individual acuity. Due to lack of sufficient data to project the amount of such retroactive adjustments, the Company records any corresponding retroactive revenues in the year of receipt.

Management and Other Services Revenue: The Company earns management services revenue through the provision of management services to its managed entities. Management fee revenues are generally recognized based on a defined percentage of cash collections or adjusted net revenues of the managed entities. These terms and percentages are contractually defined and the Company recognizes revenue when the contractual terms are met. The Company may also provide certain managed entities with operational and finance support services. Revenue for these services is recognized as the services are provided and contractual terms are met.

Lithotripsy Services Revenue: The Company provides lithotripsy services to hospitals and other medical facilities. Lithotripsy services revenue is comprised of the revenue of consolidated lithotripsy entities that the Company controls or wholly owns. Lithotripsy services revenue is recognized as services are provided and reported based on actual contract price or estimated net realizable amounts.

Physician Recruitment Agreements: In order to meet the hospitals’ needs, hospitals enter into physician recruitment agreements with physicians and/or group practices that employ them under which hospitals agree to contribute to the compensation of physicians who are recruited to their service area. Several hospitals have entered into such agreements with USMD Physician Services and/or physicians that are employed by that entity or its wholly owned subsidiaries. Under such agreements, the hospital will typically provide the physician with a guaranteed income during an initial guarantee period, generally one year. Amounts paid by a hospital under such agreements are subject to repayment and repayment is secured by a note payable to the hospital with repayment terms generally beginning in the month following the end of the guarantee period. Principal and interest payments are due monthly over a defined commitment period, generally three years, and the obligation to make monthly installment payments is forgiven on the due date provided no events of default have occurred. Events of default are typically defined as, but not limited to, failure of the physician to maintain a practice in the service area of the hospital as established in the agreement or entering into competing agreements. Upon an event of default, amounts not previously forgiven are due to the hospital in accordance with the terms of the note and, typically, the payment of future installment note payments can be accelerated.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

USMD Physician Services records physician recruitment agreement payments received from hospitals for the benefit of employed physicians as deferred revenue and recognizes associated patient service revenue on a straight-line basis over the term of the commitment period. Upon an event of default, amounts due are reclassified to notes payable; however, historically, such amounts have not been material to the Company’s consolidated financial statements. For the years ended December 31, 2014 and 2013, the Company recognized $0.7 million and $1.0 million, respectively, of patient service revenue associated with physician recruitment agreements. At December 31, 2014 and 2013, the Company has on the consolidated balance sheet $0.3 million and $0.8 million, respectively, of deferred revenue associated with physician recruitment agreements included in other current liabilities and $0.3 million and $0.4 million, respectively, of deferred revenue associated with physician recruitment agreements included in other long-term liabilities.

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

	December 31,
	2014	2013
Government-related programs	33%	29%
Managed care and commercial payers	54%	58%
Self-pay	4%	3%
Customer	9%	10%

	100%	100%

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

	Balance at Beginning of Year	Provision for Doubtful Accounts Related to Patient Service Revenue	Provision for Doubtful Accounts	Write-offs	Balance at End of Year
For the years ended December 31,
2014	$1,758	3,492	183	(3,333)	$2,100
2013	$1,127	2,801	70	(2,240)	$1,758

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

If actual results are not consistent with the Company’s assumptions and judgments, it may be exposed to gains or losses that could be material. Changes in general economic conditions or payer mix, or trends in federal governmental and private employer healthcare coverage could affect the estimate of the allowance for doubtful accounts, collection of accounts receivable, or financial position, results of operations and cash flows of the Company.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents consist primarily of bank deposit accounts.

Inventories

Inventories consist primarily of pharmacy supplies and are stated at lower of cost or market on a first-in, first-out basis.

Property and Equipment, Net

Property and equipment are recorded at cost less accumulated depreciation. Expenditures that increase capacities or extend useful lives are capitalized while routine maintenance and repairs are charged to operating expense as incurred. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements and capitalized lease assets are amortized over the respective lease term used in determining the lease classification or the estimated useful life of the asset, whichever is shorter. When property is sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the consolidated statement of operations. Estimated useful lives of assets follow American Hospital Association guidelines where applicable and are as follows at December 31, 2014:

Leasehold improvements	1-15 years
Furniture and equipment	2-15 years
Software	1-5 years

Assets acquired in the Contribution are being depreciated over their estimated remaining useful lives, from one to six years.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

Long-lived assets include property and equipment and equity investments in nonconsolidated affiliates. The Company evaluates its long-lived assets and identifiable acquired intangible assets with finite useful lives for possible impairment whenever circumstances indicate that the carrying value of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. When evaluating long-lived assets for impairment, the Company compares the carrying value of the asset to the asset’s estimated fair value. An impairment loss is recognized when the carrying value of the asset or group of assets exceeds the respective fair value. Fair value of assets is estimated based on appraisals, established market values of comparable assets or internal estimates of undiscounted future cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. No impairment charges were recorded during the years ended December 31, 2014 or 2013. The Company amortizes the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. At December 31, 2014, none of the Company’s finite-lived intangible assets had an estimated residual value.

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

Goodwill is tested for impairment at a reporting unit level, which for the Company is one level below the operating segment level. The impairment test for goodwill uses a two-step approach. Step one compares the fair value of the reporting unit to which goodwill is assigned to its carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, a potential impairment is indicated

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

and step two is performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities, including unrecognized intangible assets, of that reporting unit based on their fair values, similar to the allocation that occurs in a business combination. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. If the implied fair value of goodwill exceeds the carrying value, goodwill is not impaired.

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

Electronic Health Record Incentive Income

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for incentive payments under the Medicare program for certain hospitals and physician practices that demonstrate meaningful use of certified electronic health record (“EHR”) technology. These provisions of ARRA are intended to promote the adoption and meaningful use of interoperable health information technology and qualified EHR technology. The Company accounts for Medicare EHR incentive payments in accordance with ASC 450-30, “Gain Contingencies.” The Company recognizes a gain for EHR incentive payments when its participating physicians have demonstrated meaningful use of certified EHR technology for the applicable period. Once the physicians have demonstrated meaningful use of certified EHR technology for the applicable period, no further contingencies exist as related to the Medicare EHR incentives for physicians. However, individual payment amounts are subject to audit by the administrative contractor and the auditor’s final determination of amounts earned could differ from amounts recorded.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s policy is to record interest and penalties related to income tax matters, net of any applicable related income tax benefit, as a component of income tax expense.

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in the Company’s tax return, and some differences are temporary, reversing over time, such as valuation reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which the Company has already recorded the tax benefit in the Company’s income statement. Deferred tax liabilities generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred, or expenditures for which the Company has already taken a deduction in the Company’s tax return but have not yet been recognized in the Company’s financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

The application of GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance if necessary to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company may consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (4) the length of time that carryovers can be utilized in the various taxing jurisdictions; (5) any unique tax rules that would impact the utilization of the deferred tax assets; and (6) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management determines it is more likely than not that all or a portion of the deferred tax assets will not be realized.

GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition. The Company determines whether it is more likely than not, based upon the technical merits, that a tax position will be sustained on audit, including resolution of related appeals or litigation processes. If the tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. The Company measures the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon the ultimate settlement using the facts, circumstances, and information available at the reporting date. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied.

The determination and evaluation of the Company’s provision for income taxes and analysis of uncertain tax positions requires significant judgment and knowledge of federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. While the Company believes it has adequately provided for its income tax receivables or liabilities and deferred tax assets or liabilities in accordance with applicable income tax guidance, adverse determinations by taxing authorities or changes in tax laws and regulations could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties that relate to tax years still subject to review by the Internal Revenue Service or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years that produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.

Fair Value Measurements

Fair value is the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. Preference is given to observable inputs. The basis for these assumptions establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

December 31, 2014

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

Investments in Nonconsolidated Affiliates

Investments in entities the Company does not control but in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method of accounting. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investee’s net income or loss after the date of investment, additional contributions made, dividends or distributions received, and impairment losses resulting from adjustments to net realizable value. The Company records equity method losses in excess of the carrying amount of an investment when the Company guarantees obligations or is otherwise committed to provide further financial support to the affiliate.

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

Noncontrolling Interests in Subsidiaries

The Company’s consolidated financial statements include all assets, liabilities, revenues, expenses and cash flows of less-than-100%-owned affiliates that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of such entities. The Company records adjustments to controlling interests for the allocable portion of income or loss to which the noncontrolling interests’ holders are entitled based upon the portion of the subsidiaries they own. Contributions from and distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interests holders’ balance. The Company consolidates the assets, liabilities, revenues and expenses of 18 less-than-100%-owned lithotripsy entities that it controls and one variable interest entity in which it has a controlling financial interest.

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

Advertising Expense

The Company expenses all advertising costs when incurred. For the years ended December 31, 2014 and 2013, the Company incurred advertising expense of $0.4 million and $0.3 million, respectively. Advertising expense is included in other operating expenses in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include net patient service revenue, the allowance for doubtful accounts, incurred but not reported (“IBNR”) medical claims, certain assumptions used in valuations and impairment analyses, depreciable lives of assets, fair value of stock options, the tax provision and contingency and litigation reserves. While management believes current estimates are reasonable and appropriate, the Company cannot predict future

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

events and their effects with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as better data becomes available, as additional information is obtained, and as facts and circumstances change. The Company evaluates and updates assumptions and estimates on an ongoing basis and may employ outside experts to assist in evaluations, as considered necessary. Actual results could differ materially from estimates.

Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 changes the analysis that a company must perform to determine whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the updated guidance. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership, eliminates the consolidation model specific to limited partnerships, modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and affects the evaluation of fee arrangements in the VIE primary beneficiary determination. ASU 2015-02 is effective for reporting periods beginning after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted. Management is evaluating the impact that adoption of ASU 2015-02 will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods and annual periods thereafter. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). Among other provisions and in addition to expanded disclosures, ASU 2014-08 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-08 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss attributable to the component of an entity for the period in which it is disposed or is classified as held for sale. This disclosure is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU 2014-08 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

Note 3 – Variable Interest Entity

In April 2013, the Company became an equal co-member of a Texas non-profit corporation that has been approved by the Texas Medical Board as a Certified Non-Profit Health Organization (WNI-DFW). WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which an entity receives from the third party payer a fixed payment per member per month for a defined patient population, and the entity is then responsible for arranging and/or providing all of the healthcare services required by that patient population. The entity accomplishes this by managing patient care and by contracting with healthcare providers to provide needed healthcare services for the patient population. In such a model, the contracting entity is then responsible for incurring or paying for the cost of healthcare services required by that patient population. The entity generates a net surplus if the cost of all healthcare services provided to the patient population is less than the payments received from the third party payer and it generates a net deficit if the cost of such services is higher than the payments received. In May 2013, the Company and its equal co-member both made a $100,000 capital contribution to WNI-DFW. On June 1, 2013, WNI-DFW commenced operations.

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

In order to determine whether the Company has a controlling financial interest in the VIE and, thus, is the VIE’s primary beneficiary, the Company considered whether it has i) the power to direct the activities of WNI-DFW that most significantly impact its economic performance and ii) the obligation to absorb losses of WNI-DFW that could potentially be significant to it or the right to receive benefits from WNI-DFW that could potentially be significant to it. The Company concluded that the members, the board of directors and the executive management team of WNI-DFW are structured in a way that neither member nor its designee has the individual power to direct the activities of WNI-DFW that most significantly impact its economic performance. Management considered whether the various service and support agreements between WNI-DFW and its members (or their affiliates) provide either variable interest party with this power and concluded that the PCP Agreement between USMD Physician Services and WNI-DFW does provide the power to USMD Physician Services to direct such activities. Under the PCP Agreement, USMD Physician Services is responsible for providing many services related to the growth of the patient population of WNI-DFW, the management of that population’s healthcare needs, and the provision of required healthcare services to those patients. The Company has concluded that the success or failure of USMD Physician Services in conducting these activities will most significantly impact the economic performance of WNI-DFW. In addition, the Company’s variable interests in WNI-DFW obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to WNI-DFW. As a result of this analysis, the Company concluded that it is the primary beneficiary of WNI-DFW and therefore consolidates the balance sheets, results of operations and cash flows of WNI-DFW. The Company performs a qualitative assessment of WNI-DFW on an ongoing basis to determine if it continues to be the primary beneficiary.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

The following table summarizes the carrying amount of the assets and liabilities of WNI-DFW included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances) (in thousands):

	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$10,169	$1,257
Accounts receivable	1,150	175
Prepaid expenses	61	—
Deferred tax asset	3,850	671

Total current assets	$15,230	$2,103

Current liabilities:
Accounts payable	$3,517	$—
Other accrued liabilities	11,506	2,108

Total current liabilities	$15,023	$2,108

The assets of WNI-DFW can only be used to settle obligations of WNI-DFW. The creditors of WNI-DFW have no recourse to the general credit of the Company. Upon notification from WNI-DFW, the Company is contractually obligated to fund certain cash requirements of WNI-DFW. Pursuant to such a notification, in January 2014, the Company advanced WNI-DFW $0.7 million.

Beginning June 1, 2013, the results of operations and cash flows of WNI-DFW are included in the Company’s consolidated financial statements. For the years ended December 31, 2014 and 2013, WNI-DFW contributed capitated revenue of $66.5 million and $7.4 million, respectively, and income before provision for income taxes of $7.0 million and $0.5 million, respectively (after elimination of intercompany transactions).

Estimated Medical Claims Liability

In connection with the operations of WNI-DFW, the Company makes estimates related to IBNR medical claims of WNI-DFW. The patient population to which WNI-DFW provides health services has limited medical claims activity from which claims-based actuarial judgments can be made. In addition, the full population is relatively small for precise actuarial determinations. Therefore, in addition to calculating IBNR claims using an actuarial estimate based on historical medical claims activity, management includes an adjustment factor based on broader patient populations deemed to be similar in risk profile to the WNI-DFW managed patient population. If actual results are not consistent with the Company’s estimate, the Company may be exposed to variances in medical services and supplies expense that may be material. At December 31, 2014 and 2013, the Company has recorded IBNR claims payable of $11.4 million and $1.9 million, respectively, which is included in other accrued liabilities.

Note 4 – Business Combinations

In February, March and August, 2014, the Company acquired four small physician practices, and the physicians became employees or contractors of the Company. As consideration for the acquired practices, the Company paid $104,000 in cash and issued to the former owners of the acquired practices 12,385 shares of the Company’s common stock with an estimated fair value of $167,000. The following table summarizes the estimated fair values of assets acquired at the business combination date. No liabilities were assumed in the transactions.

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

December 31, 2014

In July and November 2013, the Company acquired two physician practices in exchange for an aggregate 4,502 shares of the Company’s common stock with a fair value of $133,000.

Note 5 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

USMD Hospital at Arlington, L.P.	$49,518	46.40%	$50,055	46.40%
USMD Hospital at Fort Worth, L.P.	9,956	30.88%	11,246	30.88%
Other	306	4%-34%	521	4%-34%

	$59,780		$61,822

Effective September 1, 2013, the Company issued convertible subordinated notes payable (see Note 10) to certain limited partners of USMD Hospital at Arlington, L.P. (“USMD Arlington”) to acquire additional partnership interests in USMD Arlington. As a result of this transaction, the Company’s investment in USMD Arlington increased by $24.3 million and its ownership percentage in USMD Arlington increased to 46.4%.

Other

At December 31, 2014, the carrying value of the Company’s investments in USMD Arlington and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) is greater than the Company’s equity in the underlying net assets of the hospitals by $41.0 million due to recording ownership interests at fair value in connection with the acquisition of hospital partnership interests in September 2013, the Contribution in 2012 and deconsolidation of the hospitals from the Company’s consolidated financial statements in 2010, net of impairment.

Summarized combined financial information for the Company’s nonconsolidated affiliates accounted for under the equity method is as follows (in thousands):

	December 31,
	2014	2013
Current assets	$33,298	$43,558
Noncurrent assets	$78,835	$83,895
Current liabilities	$16,885	$19,148
Noncurrent liabilities	$48,839	$55,455

	Years Ended December 31,
	2014	2013
Revenue	$143,952	$141,363
Income from operations	$35,807	$35,925
Net income	$32,074	$33,502

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

At December 31, 2014 and 2013, USMD Arlington and USMD Forth Worth were significant equity investees, as that term is defined by SEC Regulation S-X Rule 8-03(b)(3). Financial information for USMD Arlington and USMD Forth Worth is included in the summarized information above and is as follows individually (in thousands):

	USMD Arlington		USMD Fort Worth
	December 31,
	2014	2013	2014	2013
Current assets	$22,853	$26,055	$6,828	$13,445
Noncurrent assets	$54,992	$54,205	$16,812	$17,439
Current liabilities	$9,698	$9,987	$4,068	$5,593
Noncurrent liabilities	$35,309	$36,361	$9,108	$10,758

	Years Ended December 31,
	2014	2013	2014	2013
Revenue	$93,486	$90,619	$36,634	$39,172
Income from operations	$21,878	$21,367	$8,721	$9,311
Net income	$19,301	$20,429	$7,953	$8,386

Note 6 – Patient Service Revenue

The Company’s patient service revenue by payer is summarized in the table that follows (dollars in thousands).

	Years Ended December 31,
	2014		2013
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$56,091	30.5%	$52,003	29.2%
Medicaid	1,346	0.7	1,460	0.8
Managed care and commercial payers	126,362	68.7	123,336	69.2
Self-pay	3,625	2.0	4,288	2.4

Patient service revenue before provision for doubtful accounts	187,424	101.9	181,087	101.6
Patient service revenue provision for doubtful accounts	(3,492)	(1.9)	(2,801)	(1.6)

Net patient service revenue	$183,932	100.0%	$178,286	100.0%

Note 7 – Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Leasehold improvements	$12,925	$12,565
Furniture and equipment	23,764	21,691
Software	3,426	3,043

Gross property and equipment	40,115	37,299
Less: accumulated depreciation and amortization	(19,319)	(13,808)

Property and equipment, net	$20,796	$23,491

Property and equipment depreciation and amortization expense was $5.8 million for both years ended December 31, 2014 and 2013.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

Assets recorded under capital lease arrangements included in property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Furniture and equipment	$3,419	$1,990
Less: accumulated amortization	(1,183)	(854)

Net assets recorded under capital leases	$2,236	$1,136

Amortization expense pertaining to property and equipment under capital lease arrangements is included with depreciation and amortization expense in the consolidated statements of operations.

Note 8 – Goodwill and Other Intangible Assets

Goodwill

The following table sets forth the goodwill activity for each of the Company’s reporting units during the years ended December 31, 2014 and 2013 (in thousands):

	Physician and Ancillary Services	Cancer Treatment Services	Lithotripsy Services	Total
Balance at January 1, 2013:
Goodwill	$60,614	$54,219	$6,837	$121,670
Accumulated impairment losses	—	—	(3,409)	(3,409)

	60,614	54,219	3,428	118,261
Adjustments related to business combination	(196)	111	—	(85)
Balance at December 31, 2013:
Goodwill	60,418	54,330	6,837	121,585
Accumulated impairment losses	—	—	(3,409)	(3,409)

	60,418	54,330	3,428	118,176
Impairment charge	—	(20,340)	—	(20,340)
Balance at December 31, 2014:
Goodwill	60,418	54,330	6,837	121,585
Accumulated impairment losses	—	(20,340)	(3,409)	(23,749)

	$60,418	$33,990	$3,428	$97,836

During the Company’s 2014 annual goodwill impairment review, step one of the analysis indicated that the carrying value of the Cancer Treatment Services reporting unit exceeded its estimated fair value. As a result, in order to determine the implied fair value of the reporting unit’s goodwill, management performed the second step of the impairment analysis. The second step analysis indicated that the carrying value of the Cancer Treatment Services reporting unit was in excess of its implied fair value. Accordingly, the Company recorded goodwill impairment of $20.3 million, which was the amount by which the carrying value of the Cancer Treatment Services reporting unit’s goodwill exceeded its implied fair value. The impairment of goodwill is primarily the result of a reduction in the near-term and long-term projected operating results and cash flows utilized in assessing goodwill for impairment. The reduction in forecast amounts is primarily related to delays in the Company’s ability to execute its strategic plan commensurate with its past forecasts exacerbated by a decrease in actual results of the reporting unit in 2014.

As a result of the Company’s 2013 annual goodwill impairment testing, the Company determined there was no goodwill impairment in 2013.

In performing its impairment analyses, the Company relied primarily on an income approach, specifically a discounted cash flow analysis, which includes assumptions for, among other factors, discount rates, cash flow projections, growth rates and terminal value rates, all of which require significant judgment (see Note 11). The Company updates specific assumptions at the date of each impairment test to incorporate current industry and Company-specific risk factors from the perspective of a market participant.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

In June 2013, the Company reduced fixed assets acquired in the Contribution by $171,000. This resulted in an increase to goodwill of $111,000, net of tax.

Acquired Intangible Assets

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

As a result of the branding initiative, management concluded that the indefinite-lived trade names were now finite-lived assets. In connection with this change, the Company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of the trade names to determine whether any impairment existed. The Company concluded that the estimated fair value of the trade names was less than the associated carrying value and that an impairment write-down was required. As a result of this determination, the Company recorded a trade name impairment loss of $8.4 million, which is included in depreciation and amortization on the Company’s consolidated statement of operations for the year ended December 31, 2014. The estimated fair values of the trade names were calculated using an income approach – relief from royalty method, which assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trade name asset (see Note 11). The new $2.6 million carrying value of the trade names is being amortized on a straight line basis over the five year estimated useful life of the trade names. The actual useful life of the trade names will vary dependent upon certain factors including the availability of funding to execute the branding initiative.

The components of amortizable intangible assets consist of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$5,246	$(738)	$4,508	$5,246	$(544)	$4,702
Trade names	11,168	(8,845)	2,323	462	(123)	339
Customer relationships	767	(596)	171	767	(341)	426
Noncompete agreements	12,547	(2,936)	9,611	12,527	(1,667)	10,860

	$29,728	$(13,115)	$16,613	$19,002	$(2,675)	$16,327

Aggregate acquired intangible asset amortization expense for the years ended December 31, 2014 and 2013, totaled $2.0 million, net of the impairment loss, and $1.8 million, respectively. The weighted average period before the next renewal period for management agreements is 26.7 years. At December 31, 2013, the carrying value of indefinite-lived trade names was $10.7 million.

Total estimated amortization expense for the Company’s acquired intangible assets during the next five years is as follows (in thousands):

2015	$2,144
2016	$1,974
2017	$1,972
2018	$1,972
2019	$1,665

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

Note 9 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accrued payables	$3,246	$5,285
Accrued bonus	2,000	1,860
Other accrued liabilities	1,078	1,299
IBNR claims payable	11,379	1,918
Income taxes payable	670	395

	$18,373	$10,757

Note 10 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,
	2014	2013
USMD Holdings, Inc.:
Credit Agreement:
Term debt	$7,500	$15,687
Revolving credit facility	—	3,000
Convertible Subordinated Notes, net of unamortized discount of $2,978 and $3,503 at December 31, 2014 and 2013, respectively	21,364	20,839
Subordinated related party notes payable	3,831	3,734
Other notes payable	212	120
Capital lease obligation	1,032	—

	33,939	43,380
Consolidated lithotripsy entities:
Notes payable	1,228	1,766
Capital lease obligations	1,294	1,052

	2,522	2,818

Total long-term debt and capital lease obligations	36,461	46,198
Less: current portion	(3,323)	(8,492)

Long-term debt and capital lease obligations, less current portion	$33,138	$37,706

USMD Holdings, Inc.

Credit Agreement

On August 31, 2012, in connection with the Contribution, the Company and its wholly owned subsidiaries entered into that certain credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and additional lenders. The Credit Agreement originally provided for a term loan credit facility of $21.0 million (the “Term Loans”) and a $10.0 million revolving credit facility (the “Revolver”). Proceeds from borrowings under the Term Loans were used to repay existing debt of the businesses acquired in the Contribution and to repay in whole or in part certain of the Company’s related party debt. The Term Loans consisted of a $12.5 million Tranche A Term Loan, a $3.5 million Tranche B Term Loan and a $5.0 million Tranche C Term Loan. Pursuant to the Credit Agreement, the Company was required to maintain a $5.0 million compensating balance with the administrative agent as collateral for its borrowings under the Credit Agreement. The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its wholly owned subsidiaries, subject to certain exceptions. On February 25, 2014, the Company and the lenders amended the Credit Agreement to, among other things, extend the maturity date of the Revolver from February 28, 2014 to June 30, 2015, reduce the minimum fixed charge coverage ratio and establish a maximum senior leverage ratio requirement.

In March 2014, the Company determined that it was not in compliance with its fixed charge coverage ratio or senior leverage ratio covenants. Effective April 14, 2014, the lenders permanently waived the existing covenant violations and amended the Credit Agreement. The amendment modified the fixed charge coverage ratio and senior leverage ratio covenants and established a minimum adjusted EBITDA financial covenant. In addition, the amendment reduced the Revolver commitment amount from $10.0 million to $3.0 million and prohibited scheduled payments of principal and interest payable through September 30, 2014 on the Company’s

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

subordinated related party notes payable. The amendment accelerated the maturity date of the Tranche C Term Loan to April 21, 2014. The amendment also modified the payment terms of the $5.0 million Tranche C Term Loan to allow the lender to utilize the $5.0 million compensating balance to pay off the Tranche C Term Loan on or before its amended April 21, 2014 maturity date. On April 18, 2014, the Company used the $5.0 million in compensating balance funds to pay in full the Tranche C Term Loan.

On September 2, 2014, the Company paid in full the Tranche B Term Loan.

Effective September 23, 2014, the Company and its lenders amended the Credit Agreement to delay commencement of principal and interest payments on the Company’s subordinated related party notes payable from September 30, 2014 through December 31, 2014. The amendment also required the Company to repay $1.5 million in principal under the Revolver. This payment was made on September 22, 2014.

On December 22, 2014, Southwest Bank replaced JPMorgan Chase Bank, N.A. as the administrative agent and refinanced the debt payable to the other lenders party to the Credit Agreement. As a result, Southwest Bank is the sole lender to the Company under the Credit Agreement. In connection with this restructuring, the Company and Southwest Bank amended the Credit Agreement to revise the structure of the Tranche A Term Loan and Revolver. As amended, the maturity date of the Tranche A Term Loan is December 21, 2016, rather than August 31, 2017 and the Tranche A Term Loan bears interest at a fixed rate of 5.00%. Principal payments of $375,000 plus interest are due quarterly, with any principal still outstanding due at maturity. Proceeds from borrowings under the restructured Southwest Bank Tranche A Term Loan were used to repay in full the other lenders previously party to the Tranche A Term Loan.

Further, the maturity date of the Revolver is December 21, 2016, rather than June 30, 2015. Interest on the Revolver is due monthly and accrues, at the Company’s option, at the 30-Day London Interbank Offered Rate (“LIBOR”) plus 3.50%, or the U.S. prime rate plus 0.50%, with a floor of 4.00% in either case. An unused commitment fee is payable quarterly on the undrawn portion of the Revolver at a rate of 0.50% per annum. Proceeds from borrowings under the Revolver are available to finance the working capital needs of the Company and its wholly owned subsidiaries and to finance up to $1.5 million of capital expenditures each year.

The Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of the Company and its wholly owned subsidiaries to dispose of assets, incur additional indebtedness, make dividend and other restricted payments, create liens securing other indebtedness and enter into restrictive agreements. The amendment eliminated the minimum adjusted EBITDA financial covenant; however, the Company is subject to financial covenants that require it to maintain a fixed charge coverage ratio of at least 1.25:1.00 and a senior leverage ratio no greater than 1.50:1.00, each calculated quarterly for the previous four consecutive fiscal quarters. However, not more than once during any period of four consecutive fiscal quarters, the Company is permitted to maintain compliance with its financial covenants if its fixed charge coverage ratio is at least 1.00:1.00 and its senior leverage ratio is no greater than 1.75:1.00. As of December 31, 2014, the Company was in compliance with its Credit Agreement covenant requirements.

Prior to amendment, four lenders were party to the Credit Agreement. The Company had individual term note and revolving credit facility debt instruments with each lender. The Company analyzed the amendment to the Credit Agreement and resulting restructuring of the Tranche A Term Loan and the Revolver under the debt modification and extinguishment accounting guidance (ASC 470-50) and concluded that modifications to the Southwest Bank debt instruments were required to be accounted for as debt modifications and that the modifications to the debt instruments of the other lenders previously party to the Credit Agreement were required to be accounted for as debt extinguishments. The Company recognized a loss on debt extinguishment of $171,000 related to the write-off of unamortized deferred debt issuance costs associated with the other lenders’ debt instruments under the Credit Agreement.

In connection with this amendment, the Company incurred debt issuance costs of $69,000 directly with Southwest Bank, which were added to existing unamortized Southwest Bank deferred debt issuance costs and will be amortized through December 21, 2016. In addition, the Company incurred $42,000 of third party financing costs associated with the amendment that were expensed as incurred.

Convertible Subordinated Notes

Effective September 1, 2013, the Company issued convertible subordinated notes in the aggregate principal amount of $24.3 million (the “Convertible Subordinated Notes”) to certain limited partners of USMD Arlington to acquire their limited partnership interests in USMD Arlington. The Convertible Subordinated Notes bear interest at a fixed rate of 5.00% per annum and mature on March 1, 2019. Interest payments are due and payable on the last day of each month and the principal is due upon maturity. The Company may prepay the Convertible Subordinated Notes, in whole or in part, at any time after September 1, 2014 without penalty. Each noteholder has the right at any time after September 1, 2014 to convert all or any part of the unpaid principal balance of its Convertible Subordinated Note into shares of common stock of the Company at the rate of one share of common stock for each $23.37 of

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

principal. The conversion price will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The conversion option has no cash settlement provisions. The Convertible Subordinated Notes are convertible into 1,041,581 common shares of the Company at a conversion price of $23.37 per share and have an effective interest rate of 8.50%. The indebtedness represented by the Convertible Subordinated Notes is expressly subordinate to all senior indebtedness of the Company currently outstanding or incurred in the future, which includes its indebtedness under the Credit Agreement.

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

At the date of execution of the Convertible Subordinated Notes (the commitment date), the conversion price was less than the fair value of shares of the Company’s common stock. The Company recognized the intrinsic value of the conversion option’s in-the-money portion as a $3.7 million beneficial conversion discount to the debt with an offsetting entry to additional paid-in capital. The beneficial conversion discount is being accreted to the Convertible Subordinated Notes using the effective interest method until the notes mature on March 1, 2019. At December 31, 2014, the unamortized discount of $3.0 million has a remaining amortizable life of 50 months. Recognition of the beneficial conversion discount results in a temporary book-tax basis difference in the debt instrument. Accordingly, on September 1, 2013, the Company recorded a $1.3 million deferred tax liability with an offsetting entry to additional paid-in capital.

In connection with the borrowings under the Convertible Subordinated Notes, the Company incurred debt issuance costs of $70,000, which are being amortized through March 2019 using the effective interest method. For the year ended December 31, 2014, the Company recognized interest expense related to the Convertible Subordinated Notes of $1.7 million, comprised of $1.2 million related to the contractual interest rate and $0.5 million related to discount accretion. For the year ended December 31, 2013, the Company recognized interest expense related to the Convertible Subordinated Notes of $0.6 million, comprised of $0.4 million related to the contractual interest rate and $0.2 million related to discount accretion.

Subordinated Related Party Notes Payable

Effective January 1, 2007, the Company acquired the remaining 59.4% of partnership interests in U.S. Lithotripsy L.P. it did not own in exchange for cash of $1.2 million and notes payable totaling $9.7 million (the “Subordinated Related Party Notes”). Two of the notes were paid in full on August 31, 2012. The Subordinated Related Party Notes are due to two individuals who are current members of the Company’s Board of Directors, one of which is the Chief Executive Officer of the Company. Borrowings under the notes are secured by substantially all present and future assets of U.S. Lithotripsy L.P. and the partnership interests redeemed as part of the transaction. The indebtedness represented by the Subordinated Related Party Notes is expressly subordinate to all senior indebtedness of the Company currently outstanding or incurred in the future, which includes its indebtedness under the Credit Agreement. Interest accrues at a fixed rate of 9.00%, subject to a premium of 1.00% under certain payment options available to the Company.

In connection with amendments to the Credit Agreement described above, the Company was prohibited from making scheduled payments of principal and interest on the Subordinated Related Party Notes through December 31, 2014. Interest accrued during this period in the amount of $254,000 was recognized at the premium rate of 10.00% and added to the principal balance of the notes. Until payments under the Subordinated Related Party Notes are current, interest will continue to accrue on the full balance of the notes at the premium rate of 10%. Average monthly principal and interest payments of $88,000 are due on the notes through September 2017, at which point the deferred payments and accumulated interest are scheduled to be paid. Subsequent to that, monthly principal and interest payments of $80,000 will be due on the notes through maturity on October 31, 2018.

Other Notes Payable

Concurrent with a capital lease of medical equipment for newly leased medical office building space at USMD Arlington (discussed below), the Company financed $157,000 of training and implementation services provided by the equipment vendor prior to the lease commencement date. The arrangement requires 25 quarterly principal and interest payments of $8,300 beginning three quarters after the equipment is installed and operating; the installation date is currently anticipated to be in July 2015. The arrangement bears interest at a fixed rate of 5.6%. From inception to the first payment date, interest charges will be added to the note balance.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

Consolidated Lithotripsy Entities

Six of the Company’s consolidated lithotripsy partnerships have entered into notes payable for equipment. Aggregate principal and interest payments of $54,400 are due monthly and the notes have a weighted average maturity of September 2017. The notes bear fixed interest rates at a weighted average fixed rate of 4.2%. The notes are secured by the financed equipment.

Long-Term Debt Maturities

Maturities of the Company’s long-term debt at December 31, 2014, excluding unamortized debt discounts, are as follows for the years indicated (in thousands):

2015	$2,786
2016	7,217
2017	1,857
2018	813
2019	24,368
Thereafter	72

Total	$37,113

Capital Lease Obligations

In connection with the build out of newly leased medical office building space at USMD Arlington, the Company has entered into a capital lease to finance the purchase of medical equipment totaling $0.6 million. Payments are variable subject to a defined per-use minimum. The lease requires 25 minimum quarterly payments of $30,000 beginning three quarters after the equipment is installed and operating; the installation date is currently anticipated to be in July 2015. From lease inception to the first payment date, interest will be added to the capital lease balance.

In November 2014, a wholly owned subsidiary of the Company entered into a capital lease for lithotripsy equipment totaling $0.4 million. Beginning December 2014, three monthly payments of $2,100 are due followed by 58 monthly payments of $8,900. The capital lease matures December, 2019. In addition, four of the Company’s consolidated lithotripsy partnerships have entered into capital leases for equipment. Aggregate payments of $47,000 are due monthly and the leases have a weighted average maturity of October 2018.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2014 are as follows for the years indicated (in thousands):

2015	$626
2016	456
2017	477
2018	477
2019	360
Thereafter	298

Total minimum lease payments	2,694
Less: amount representing interest	(368)

Present value of minimum lease payments	2,326
Less: current portion of capital lease obligations	(537)

Capital lease obligations, less current portion	$1,789

Note 11 – Fair Value of Financial Instruments

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

- Goodwill

As a result of its 2014 goodwill impairment review, the Company recorded goodwill impairment of $20.3 million in its Cancer Treatment Services reporting unit. In estimating the fair value of the reporting unit in connection with the impairment testing, management makes estimates and judgments about future cash flows and market valuations using a combination of income and market approaches. The valuation of goodwill is considered a Level 3 fair value measurement under the fair value measurement hierarchy, which means that the valuation of assets and liabilities reflect management’s own judgments regarding the assumptions market participants would use in determining the fair value of the assets and liabilities.

In performing its impairment analyses, the Company relied primarily on an income approach, specifically a discounted cash flow analysis. Under the discounted cash flow method, cash flows beyond discrete forecasts were estimated using a terminal growth rate, which considered the long-term earnings growth rates specific to the respective reporting units. The estimated future cash flows were discounted to present value using a discount rate that was the value-weighted average of the reporting unit’s estimated cost of equity and debt derived using both known and estimated market metrics, and was adjusted to reflect risk factors that considered both the timing and risks associated with the estimated cash flows. The tax rate used in the discounted cash flow method reflected the structure currently in place, which is consistent with the market participant perspective.

- Trade Names

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

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Subordinated Notes	$21,364	$19,857	$20,839	$25,985
Tranche A Term Debt	$7,500	$7,500	$7,500	$7,500
Subordinated Related Party Notes	$3,831	$3,689	$3,734	$3,481
Other notes payable	$212	$213	$120	$124
Consolidated lithotripsy entity notes payable	$1,227	$1,227	$1,766	$1,767

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

At December 31, 2014, the carrying value of the Company’s Tranche A Term Debt approximates fair value due to recent inception of the fixed rate debt. At December 31, 2013, the carrying value of the Company’s Tranche A Term Debt approximates fair value due to its variable rate nature. The Company estimates the fair value of its Subordinated Related Party Notes using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt (Level 3 fair value measurement). The Company’s consolidated lithotripsy entities enter into term notes for equipment; borrowing rates are based on individual entity creditworthiness. The Company estimates current borrowing rates for the lithotripsy entity

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

notes payable and its other notes payable by adjusting the discount factor of the obligations at the balance sheet date by the variance in borrowing rates between the inception dates and balance sheet date (Level 2 fair value measurement). If the creditworthiness of an individual lithotripsy entity has significantly changed from the debt inception date, management estimates the applicable borrowing rate based on the current facts and circumstances. Quoted market prices are not available for the Company’s notes payable.

Note 12 – Deferred Compensation Plans

Upon consummation of the Contribution, the Company adopted a nonqualified deferred compensation savings plan (the “Savings Plan”) previously managed and held by MCNT. The Savings Plan is unfunded and was maintained primarily for the purpose of providing deferred compensation benefits to participating employees. The Savings Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code and applicable provisions of the Employee Retirement Income Security Act (“ERISA”). Once the Contribution occurred, the plan participant accounts were effectively frozen; no additional contributions can be made. When a participant terminates employment for any reason, he or she is entitled to begin receiving their accrued benefit. Distributions are made in five equal annual installments beginning in the January following the participant’s termination. The Savings Plan accounts are not held in a trust for the exclusive benefit of the participants and, therefore, remain subject to the claims of the Company’s creditors. Savings Plan account balances may be used to guarantee the Company’s debt or as otherwise deemed necessary by the Company’s management. At December 31, 2014, the Company’s deferred compensation obligation under the Savings Plan totaled $4.6 million with $0.2 million included in other current liabilities and $4.4 million included in deferred compensation payable in the accompanying consolidated balance sheet.

Note 13 – Income Taxes

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2014	2013
Current:
Federal	$2,908	$1,067
State	240	228

Total current income tax provision	3,148	1,295

Deferred:
Federal	(8,692)	(1,224)
State	—	—

Total deferred income tax benefit	(8,692)	(1,224)

Provision (benefit) for income taxes	$(5,544)	$71

A reconciliation of the Company’s effective tax rate from operations to the U.S. federal income tax rate is as follows:

	Years Ended December 31,
	2014	2013
Federal statutory rate	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.6)	1.4
Net income attributable to noncontrolling interests	11.7	(31.6)
Goodwill amortization	0.8	(2.0)
Impairment of goodwill	(25.0)	—
Other	(2.3)	(2.5)
Permanent differences	(0.1)	0.4

Effective tax rate for income (loss) from operations	19.5%	0.7%

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

The tax effects of cumulative temporary differences that give rise to significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating losses	$617	$290
Deferred revenue	114	150
Share-based payment expense	1,252	850
Deferred compensation	1,642	1,624
Other compensation	1,630	477
Allowance for doubtful accounts	680	578
IBNR claims liability	3,850	671
Facilitative acquisition costs	385	385
Intangible assets	397	572
Other	645	538

Total deferred tax assets	11,212	6,135

Deferred tax liabilities:
Partnership investments	(14,778)	(13,922)
Property and equipment	(3,544)	(4,321)
Tax impact of beneficial conversion feature of debt	(1,042)	(1,226)
Intangible assets	(5,815)	(9,301)
Other	(287)	(311)

Total deferred tax liabilities	(25,466)	(29,081)

Net deferred tax liabilities	$(14,254)	$(22,946)

	December 31,
	2014	2013
Current deferred tax assets	$6,160	$1,725
Current deferred tax liabilities	(287)	(312)

Net current deferred tax assets	5,873	1,413

Noncurrent deferred tax assets	5,052	4,410
Noncurrent deferred tax liabilities	(25,179)	(28,769)

Net noncurrent deferred tax liabilities	(20,127)	(24,359)

Net deferred tax liabilities	$(14,254)	$(22,946)

The Company has recorded a liability for an unrecognized tax benefit related to a position taken on one of its 2013 income tax returns. If recognized, the entire amount of these unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. As of December 31, 2014, the Company had $142,000 of total unrecognized tax benefits, including accrued interest and penalties, which is included in current deferred tax assets in the accompanying consolidated balance sheet and deferred tax schedules above. The Company anticipates that the total unrecognized tax benefit will increase $426,000 within the next twelve months due to an increase in the balance underlying the tax position. No other uncertain tax positions were noted during the Company’s evaluation of uncertain tax positions, which was performed for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2014, which includes the tax years 2011 through 2014.

Although realization is not assured, the Company believes that the realization of the recognized deferred tax assets of $11.2 million at December 31, 2014 is more likely than not based upon the projected future reversals of existing taxable temporary differences and the potential to carryback all or a portion of its deferred tax net operating losses. The Company has significant deferred tax liabilities related to finite-lived intangible assets that will reverse at a rate similar to the reversal of its significant deferred tax assets, such that, even if the Company fails to generate future positive cumulative book taxable income, it will generate sufficient taxable income to realize the benefit of its deferred tax assets. The Company may also carryback net operating losses to the 2013 tax year. Management considered the magnitude and duration of recent taxable losses and profitability and concluded that, although management expects future taxable income in 2015 and following years, due to the cumulative taxable loss incurred over the three years ended December 31, 2014, management could not conclude that future taxable income alone would support not having a valuation allowance.

At December 31, 2014, the Company had available unused net operating loss carryforwards of $1.8 million that may be available to reduce future income tax liabilities. These loss carryforwards expire in 2031.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

Note 14 – Share-Based Payment

Pursuant to the USMD Holdings, Inc. 2010 Equity Compensation Plan (the “Equity Compensation Plan”), the Company may grant equity awards to employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. Effective, June 6, 2014, at the annual meeting of stockholders, the stockholders approved an amendment to the Equity Compensation Plan that increased the aggregate number of shares that may be issued under the Equity Compensation Plan from 1.0 million to 2.5 million. Stock options may be granted with a contractual life of up to ten years. At December 31, 2014, the Company had 1.4 million shares available for grant under the Equity Compensation Plan.

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

	Years Ended December 31,
	2014	2013
Risk-free interest rate	1.87%	1.78%
Expected volatility of common stock	42.1%	45.2%
Expected life of options	5.8 years	6.2 years
Dividend yield	0.00%	0.00%

The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of exchange traded options and, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of stock options. A summary of stock option activity for the year ended December 31, 2014 is as follows:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	583,697	$25.39
Granted	300,000	14.13
Exercised	—	—		$—
Forfeited	(11,385)	23.61

Outstanding as of December 31, 2014	872,312	$21.54	6.33	$—

Vested and expected to vest at December 31, 2014	421,267	$23.49	5.64	$—
Exercisable at December 31, 2014	279,678	$23.59	5.32	$—

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2014 and 2013 was $5.57 and $10.94 per option, respectively. The fair value of stock options vested and share-based payment expense recognized for the years ended December 31, 2014 and 2013 was $1.3 million and $0.9 million, respectively, and is included in salaries, wages and employee benefits. At December 31, 2014, the total unrecognized compensation cost related to nonvested share-based payment awards was $3.1 million, which is expected to be recognized over a remaining weighted-average period of 3.2 years.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

In addition to stock options described above, the Company has outstanding options to purchase 68,982 shares of its common stock. These stock options were granted as consideration in the Contribution and have an exercise price of $24.84 per share. The options were fully vested upon issuance and have a remaining contractual term of 2.7 years. These stock options have no aggregate intrinsic value.

Payments in Common Stock

- 2014 Activity

For services rendered as members of the Company’s Board of Directors, the Company has elected to compensate directors in common stock of the Company. Grant dates occur on the last day of each month and shares granted are fully vested and non-forfeitable. Shares are generally issued in arrears in three month blocks. Pursuant to the Equity Compensation Plan, during the year ended December 31, 2014, the Company granted to members of its Board of Directors an aggregate 60,324 shares of its common stock with a grant date fair value of $646,000, which is included in other operating expenses on the Company’s statement of operations. During the year ended December 31, 2014, in payment of the Board of Directors’ compensation earned January 1, 2014 through July 31, 2014, the Company issued 29,600 previously granted shares of its common stock with an aggregate grant date fair value of $373,000.

Pursuant to the Equity Compensation Plan, on March 5 and 6, 2014, the Company issued an aggregate 14,958 shares of its common stock with a grant date fair value of $243,000 to a member of senior management and members of the Company’s Board of Directors. The shares were issued in payment of certain compensation accrued at December 31, 2013.

A consultant to the Company has agreed to be partially compensated in common stock for services rendered. Grant dates occur on the last day of each month and shares granted are fully vested and non-forfeitable. Pursuant to the Equity Compensation Plan, during the year ended December 31, 2014, the Company granted to the consultant 4,842 shares of common stock with a grant date fair value of $52,000. During the year ended December 31, 2014, the Company issued to the consultant 2,853 of those shares with a grant date fair value of $34,000.

Of the shares of common stock described as issued above, 19,501 shares have not been registered under the Securities Act of 1933, as amended, and may not be transferred without an effective registration statement or pursuant to an appropriate exemption from such act.

- 2013 Activity

Pursuant to the Equity Compensation Plan, on March 11, 2013, the Company issued 47,011 shares of its common stock with a fair value of $646,000 to certain executives and members of senior management in payment of all or a portion of their bonuses accrued at December 31, 2012.

In August 2013, the Company issued 706 shares of its common stock with a fair value of $12,000 to a consultant in payment of amounts due.

Effective September 30, 2013, one of the Company’s executives entered into a severance agreement with the Company. In connection with the severance agreement, the former executive was granted 14,583 shares of USMD’s common stock with a fair value of $386,000, which is included in salaries, wages and employee benefits on the Company’s statement of operations. The shares were issued in October 2013.

Effective December 31, 2013, the Company issued 9,086 shares of its common stock with a fair value of $182,000 to two members of senior management in payment of certain accrued compensation.

The common shares granted and issued in 2013 have not been registered under the Securities Act of 1933, as amended, and may not be transferred without an effective registration statement or pursuant to an appropriate exemption from such act.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

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

Note 15 – Earnings per Share

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share and the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2014	2013
Numerator:
Net earnings (loss) attributable to USMD Holdings, Inc. - basic	$(32,400)	$979
Effect of potentially dilutive securities:
Interest on Convertible Subordinated Notes, net of tax	—	—

Net earnings (loss) attributable to USMD Holdings, Inc. - diluted	$(32,400)	$979

Denominator:
Weighted-average common shares outstanding	10,168	10,080
Effect of potentially dilutive securities:
Stock options	—	4
Convertible Subordinated Notes	—	—

Weighted-average common shares outstanding assuming dilution	10,168	10,084

Earnings (loss) per share attributable to USMD Holdings, Inc.:
Basic	$(3.19)	$0.10
Diluted	$(3.19)	$0.10

The following table presents the potential shares excluded from the diluted earnings per share calculation because the effect of including these potential shares would be antidilutive (in thousands):

	Years Ended December 31,
	2014	2013
Stock options	941	643
Convertible Subordinated Notes	1,042	1,042

	1,983	1,685

Note 16 – Commitments and Contingencies

Financial Guarantees

As of December 31, 2014, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $19.2 million. The guarantees provide for recourse against the investee; however, if the Company were required to perform under the guarantees, recovery of any amount from investees would be unlikely. The remaining terms of these guarantees range from 24 to 161 months. The Company records a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

Purchase Obligation

In connection with a capital lease entered into for newly leased medical office building space at USMD Arlington, the Company entered into an associated arrangement for ongoing maintenance of the equipment and software leased. Payments are variable subject to a defined per-use minimum. The arrangement requires 25 quarterly minimum payments of $26,000 beginning three quarters after the equipment is installed and operating; the installation date is currently anticipated to be in July 2015.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

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

Certain subsidiaries of the Company in the ordinary course of business are party to various medical negligence lawsuits and wrongful termination lawsuits. In addition, subsidiaries of the Company have received notices of potential medical loss claims. For lawsuits and claims where the Company can reasonably estimate a range of loss, the Company estimates a reasonably possible range of loss of $0.3 million to $1.6 million. In the remaining lawsuits and the potential claims, the parties are in the early stages of discovery and/or the plaintiffs have not made specific demands for damages. Due to these circumstances, the Company is unable to estimate a reasonably possible range of loss related to these lawsuits and claims. The Company is insured against the claims described above and believes based on the facts known to date that any damage award related to such claims would be recoverable from its insurer.

The Company is subject to various additional claims and legal proceedings that have arisen in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Resolution Agreement

On October 26, 2012, a subsidiary of the Company entered into a Mediation Settlement Agreement with an entity to which the subsidiary had provided management services under a long term contract. The entity agreed to pay the Company the sum of $650,000 to settle certain claims between the Company and the entity arising from the entity’s early termination of the contract. The Mediation Settlement Agreement required the entity to pay the Company $100,000 in November 2012 and to make 55 monthly payments of $10,000 on the first day of each month beginning December 2012. The Company concluded that collection of the settlement amount was not reasonably assured and recorded the gain as amounts were collected. Effective April 11, 2014, the Company and the entity entered into a Lump Sum Settlement Agreement, whereby for one lump sum payment of $342,500 received and recorded by the Company on April 18, 2014, all outstanding liabilities due under the Mediation Settlement Agreement were deemed to be fully paid and satisfied.

Financial Advisory Commitment

The Company has in place with an investment banking firm a financial advisory services agreement, as amended, (“FAS Agreement”). Under the FAS Agreement, the Company may be obligated to compensate the firm in cash for certain financial transactions, depending on the transaction type and size, in amounts generally equal to the greater of a minimum $1.0 million to $2.5 million, a percentage of the potential transaction value, or a fee to be determined in the future based on prevailing market rates for the services provided, subject to the review and restrictions imposed by the Financial Industry Regulatory Authority as further defined in the FAS Agreement. If the Company enters into a qualifying financial transaction during a one year to thirty month period subsequent to termination of the FAS Agreement, depending on the transaction type and size, the investment banking firm may be entitled to compensation under the terms of the FAS Agreement. The FAS Agreement remains in effect until terminated by either party. As of December 31, 2014, the Company has not closed any transaction for which compensation is due to the investment banking firm.

Operating Lease Commitments

The Company leases certain medical and corporate office space and medical and office equipment under non-cancelable operating lease agreements expiring at various dates through 2028. The facility leases generally include renewal options with terms to be negotiated at the time of renewal and also generally require the lessee to pay all executory costs such as maintenance and insurance. Facility leases may or may not contain provisions for future rent increases, rent free periods or periods in which rent payments are reduced (abated). Total rental payments due over the lease term are charged to rent expense using the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent. Facility leases may or may not include a provision for a tenant allowance to be used for the build out of the leased space. Typically, the lessor does not

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

provide the tenant allowance as an upfront payment to the Company, and, except for normal tenant improvements, the Company has not historically been involved in the construction of leasehold facilities. Therefore, the Company does not record the tenant allowance as deferred rent, nor does it record the leasehold improvements associated with a tenant allowance.

Future minimum cash lease payments under non-cancelable operating leases with an initial or remaining lease term in excess of one year are as follows for the years indicated (in thousands):

2015	$12,792
2016	12,195
2017	10,616
2018	9,717
2019	9,052
Thereafter	43,790

Total	$98,162

Aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2014 were $1.2 million.

Note 17 – Related Party Transactions

The Company provides management, clinical and support services to various nonconsolidated affiliates in which it has limited partnership or ownership interests. Management and other services revenue and accounts receivable from these entities are as follows:

	Management and Other Services Revenue		Accounts Receivable
	Years Ended December 31,		December 31,
	2014	2013	2014	2013
	(in thousands)
USMD Arlington	$10,619	$10,423	$472	$2,625
USMD Fort Worth	3,840	4,434	300	1,221
Other equity method investees	1,818	1,379	230	435

	$16,277	$16,236	$1,002	$4,281

One consolidated lithotripsy entity provides lithotripsy services to USMD Arlington and USMD Fort Worth. For both years ended December 31, 2014 and 2013, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $2.2 million.

The Company leases space from USMD Arlington for certain of its physicians and its Arlington-based cancer treatment center. For the years ended December 31, 2014 and 2013, the Company recorded rent expense related to USMD Arlington totaling $1.9 million and $1.7 million, respectively.

Note 18 – Employee Benefit Plans

The Company provides a 401(k) defined contribution plan for all eligible employees. Beginning January 1, 2014, the Company provides participants a safe harbor non-elective contribution. The non-elective contribution is 3% of annual compensation and is provided to all eligible employees. The non-elective contributions have a two-year vesting period. Through December 31, 2013, the Company provided a matching contribution of up to 6.0% of participants’ eligible compensation. The Company’s contributions to the plan totaled $3.2 million and $3.1 million in 2014 and 2013, respectively.

Note 19 – One-Time Termination Benefits

In September 2014, in order to improve flexibility in the revenue cycle process, the Company entered into an arrangement to outsource the majority of its revenue cycle function to an external provider. Employees were first advised of the outsourcing in

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

September; however, an approved termination benefit plan was not yet in place. During the fourth quarter of 2014, the Company approved a termination plan and notified the 75 impacted employees of the plan and its benefits. The Company recognized severance expense of $0.5 million related to this termination, which is included in salaries, wages and employee benefits on the accompanying consolidated statement of operations. As of December 31, 2014, all impacted employees were terminated and paid in full.

Note 20 – Subsequent Events

Medical Benefit Plan Self-Insurance

Beginning January 1, 2015, the Company is primarily self-insured for its employee medical benefit plan. The Company contracts with a separate administrative service company to supervise and administer the program and to participate in its provider network. The claims incurred under the plans are self-funded for the first $200,000 of each claim. The Company purchased individual stop loss reinsurance to limit its claims liability to $200,000 per claim. Each reporting period, the Company records the costs of its medical benefit plan, including paid claims and an estimate of the IBNR claims. The estimated IBNR claims are not discounted and are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated lag factor and (iii) an estimated growth factor to provide for those claims that have been incurred but not yet reported and paid. The Company uses an actuary to determine the claims lag and estimated liability for IBNR claims. Actual claims experience may differ from the Company’s estimates. If the underlying facts and circumstances of the claims change or if the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction in expense, which could be material to its reported financial condition and results of operations. Costs related to the administration of the plan and related claims are expensed as incurred.

Share-Based Payment

On February 20, 2015, in payment of Board of Directors’ compensation earned through December 31, 2014, the Company issued to members of the Company’s Board of Directors, 30,724 previously granted shares of its common stock with an aggregate grant date fair value of $273,000. The shares were issued pursuant to the Company’s Equity Compensation Plan.

On March 4, 2015, in payment of certain compensation accrued at December 31, 2014, the Company granted 40,311 shares of its common stock to certain executives and members of senior management. The shares had a grant date fair value of $548,000. The shares were issued on March 6, 2015, pursuant to the Company’s Equity Compensation Plan.

On March 5, 2015, in payment of salaries deferred in 2014 under the Company’s Salary Deferral Plan, the Company issued 15,700 shares of its common stock to certain executives and members of senior management. The shares had a grant date fair value of $150,000 and were issued pursuant to the Company’s Equity Compensation Plan.

Sale of Equity Method Investee

Effective January 31, 2015, a subsidiary of the Company sold for $1.6 million its interest in a cancer treatment center that it accounted for under the equity method of accounting and that had a carrying value of $159,000. The interest was sold to the other owner of the cancer treatment center. The Company and buyer executed a note receivable for the $1.6 million sale price; however, the Company concluded that only $159,000 of the note is reasonably assured of collection and has recorded a note receivable in that amount, net of a valuation allowance. The Company will recognize proportionate gain on the sale as payments are received. The Company had provided management services to the cancer treatment center under a long term contract and the contract was terminated with the sale of interest.

Issuance of Convertible Debt

On March 27, 2015, the Company issued convertible subordinated notes payable in the aggregate principal amount of $3.5 million (the “2020 Notes”) to four individual Taiwanese investors. The 2020 Notes bear interest at a fixed rate of 7.75% per annum and mature on September 1, 2020. Interest payments are due and payable on the last day of each month and may be paid in cash or in shares of common stock of the Company. Principal is due upon maturity. The Company may prepay the 2020 Notes, in whole or in part, at any time after March 13, 2016 without penalty. Each noteholder has the right at any time after March 13, 2016 to convert all or any part of the unpaid principal balance of its 2020 Note into shares of common stock of the Company at the rate of one share of common stock for each $12.02 of principal. The conversion price will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The conversion option has no cash settlement provisions. The 2020 Notes are convertible into 291,181 common shares of the Company at a conversion price of $12.02 per share. The indebtedness represented by the 2020 Notes is expressly subordinate to all senior indebtedness of the Company currently outstanding or incurred in the future, which includes its indebtedness under the Credit Agreement. Management is evaluating the impact of the 2020 Notes on the Company’s consolidated financial statements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2014

Lease Arrangement

In connection with the build out of newly leased medical office building space at USMD Arlington, in March 2015, the Company entered into a leasing arrangement for medical equipment and associated services totaling $5.9 million. The company is obligated to the terms of the arrangement; however, the lease does not commence until the delivery and acceptance of the equipment, currently anticipated to be July 2015. The arrangement requires 44 minimum monthly payments of $134,000 beginning six months after the commencement date. Prior to the commencement date, the Company anticipates adding $0.9 million of additional equipment and services to the arrangement. This addition will require 44 minimum monthly payments of $23,000 beginning six months after the commencement date. Payment terms and the total amount of the arrangement may change dependent upon the final components and services. Management is evaluating the impact of this lease arrangement on the Company’s consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of the material weaknesses described below in Management’s Annual Report on Internal Control Over Financial Reporting.

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

Previously Identified Material Weaknesses and Their Remediation

The material weaknesses that were previously disclosed as of December 31, 2013 were remediated as of December 31, 2014. See “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2013 and “Item 4. Controls and Procedures” contained in the Company’s subsequent Quarterly Reports on Form 10-Q during 2014, for disclosure of information about the material weaknesses that were reported as a result of the Company’s annual assessment as of December 31, 2013 and remediation of those material weaknesses. As disclosed in the Quarterly Reports on Form 10-Q for the first three quarters of 2014, the Company has implemented and executed the Company’s remediation plans, and as of December 31, 2014, such remediation plans were successfully tested and the material weaknesses were deemed remediated.

Changes in Internal Control Over Financial Reporting

Other than the actions described above under the heading “Previously Identified Material Weaknesses and Their Remediation,” there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

In making its assessment, management used the criteria for internal control over financial reporting described in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s

assessment includes an evaluation of the design of internal control over financial reporting and testing the operating effectiveness of internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in the areas of Financial Statement Close and Reporting and Impairment Testing of Goodwill.

Financial Statement Close and Reporting

We identified a material weakness in control activities related to our financial statement close and reporting process arising from the following:

•	Account Reconciliations: Account reconciliations were not prepared or reviewed timely. As a result, the account reconciliation control did not operate at a level to ensure accurate reporting and timely identification and correction of misstated account balances.

•	Journal Entry Review: Manual journal entry review and approval was not performed consistently.

•	Accrued Liabilities: During our year-end financial statement close process, we did not effectively perform the search for unrecorded liabilities and related controls did not operate effectively.

Remedial Actions

In response to the material weakness identified above, management has instituted a number of actions and commenced implementation of changes in 2015. Those actions are described below.

•	We re-implemented procedures for effective and timely reconciliations of balance sheet accounts, including independent review and approval.

•	We established the population parameters of manual journal entries requiring review, and redefined procedures to ensure effective and timely review and approval. In addition, personnel were trained or retrained as to what constitutes an adequately prepared and supported manual journal entry.

•	We re-configured system reporting parameters to enhance the completeness of the system reports utilized in our search for unrecorded liabilities process and we modified the timing and frequency of the performance of our search for unrecorded liabilities control.

Impairment Testing of Goodwill

During the annual valuation process, management did not adequately review and challenge the inputs and outputs to valuation models, including giving sufficient consideration to deviations from historical information.

Remedial Actions

In response to the material weakness identified above, management will incorporate historical actual vs. forecast data into its models and further develop and utilize sensitivity analyses to determine the relative achievability of our forecasts. In addition, management will enhance controls surrounding the verification of inputs to the valuation models.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be included by this item is incorporated by reference to our proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required to be included by this item is incorporated by reference to our proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be included by this item is incorporated by reference to our proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be included by this item is incorporated by reference to our proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services

The information required to be included by this item is incorporated by reference to our proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits

Exhibit No.	Description

2.1	Contribution and Purchase Agreement, dated as of August 19, 2010, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

2.2	Amendment to the Contribution and Purchase Agreement, dated as of February 9, 2012, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on March 8, 2012)

2.3	Agreement and Plan of Merger dated as of December 1, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas, P.A. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on December 7, 2011)

2.4	First Amendment to Agreement and Plan of Merger dated as of May 21, 2012 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas P.A (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

2.5	Agreement and Plan of Merger dated as of December 15, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, L.L.C. and Impel Management Services, L.L.C. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on December 19, 2011)

2.6	First Amendment to Agreement and Plan of Merger dated as of May 21, 2012 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, L.L.C. and Impel Management Services, L.L.C. (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

3.1	Certificate of Incorporation of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

3.2	Bylaws of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

4.1	Investor Rights Agreement dated August 12, 2012 by and between Registrant and UANT Ventures, L.L.P. (incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-4/A filed on March 8, 2012)

4.2	Form of 5% Convertible Subordinated Note Due 2019 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on September 16, 2013)

10.1	USMD Holdings, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of registrant’s Annual Report on Form 10-K filed on March 30, 2012)

10.2	First Amendment to USMD Holdings, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 11, 2014)

10.3	USMD Salary Deferral Plan (incorporated by reference to Exhibit 99.2 of the registrant’s Registration Statement on Form S-8 filed on July 14, 2014)

10.4	Severance Agreement dated as of March 6, 2014 by and between Registrant and Michael Bukosky (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 25, 2014)

10.5	Partnership Interest Purchase Agreement dated as of January 1, 2007 by and between U.S. Lithotripsy, L.P. and Paul Thompson, M.D. (incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

10.6	First Amendment to Partnership Interest Purchase Agreement dated as of September 16, 2009 by and between U.S. Lithotripsy, L.P. and Paul Thompson, M.D. (incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

10.7	Partnership Interest Purchase Agreement dated as of January 1, 2007 by and between U.S. Lithotripsy, L.P. and John House, M.D. (incorporated by reference to Exhibit 10.4 of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

10.8	First Amendment to Partnership Interest Purchase Agreement dated as of September 16, 2009 by and between U.S. Lithotripsy, L.P. and John House, M.D. (incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

10.9	Credit Agreement dated as of August 31, 2012 by and among Registrant, certain other borrowers, the lenders from time to time party thereto and J.P. Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2012)

10.10	Amendment No. 1 to Credit Agreement dated February 28, 2013 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 6, 2013)

10.11	Amendment No. 3 to Credit Agreement dated February 25, 2014 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 27, 2014)

10.12	Amendment No. 4 to Credit Agreement dated April 14, 2014 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.10 of registrant’s Annual Report on Form 10-K filed on April 15, 2014)

10.13	Amendment No. 5 to Credit Agreement dated September 23, 2014 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 25, 2014)

10.14	Amendment No. 6 to Credit Agreement and Amendment No. 1 to the Guarantee and Collateral Agreement dated December 22, 2014 by and among Registrant, certain other borrowers, and Southwest Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 30, 2014)

10.15	Securities Exchange Agreement, dated as of September 1, 2013, by and among Registrant and Certain Class P Limited Partners of USMD Hospital at Arlington, L.P. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 16, 2013)

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Carolyn Jones, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Carolyn Jones, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ John House
By:	John House, M.D.
Title:	Chairman of the Board and Chief Executive Officer
Dated:	April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John House John House, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 15, 2015

/s/ Gary Rudin Gary Rudin	President, Chief Operating Officer and Director	April 15, 2015

/s/ Carolyn Jones Carolyn Jones	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2015

/s/ Steven Brock Steven Brock, M.D.	Director	April 15, 2015

/s/ Darcie Bundy Darcie Bundy	Director	April 15, 2015

/s/ Breaux Castleman Breaux Castleman	Director	April 15, 2015

/s/ Patrick Collini Patrick Collini, M.D.	Director	April 15, 2015

/s/ Charles Cook Charles Cook, M.D.	Director	April 15, 2015

/s/ Russell Dickey Russell Dickey, M.D.	Director	April 15, 2015

/s/ James Saalfield James Saalfield, M.D.	Director	April 15, 2015

/s/ Paul Thompson Paul Thompson, M.D.	Director	April 15, 2015

/s/ Frederick Cummings Frederick Cummings, M.D.	Director	April 15, 2015