Form 10-K/A
period 2014-12-31
USMD Holdings, Inc.
filed 2015-04-29
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 22, 2015, there were 10,267,993 shares of the registrant’s common stock, par value $0.01 outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

USMD Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission on April 15, 2015 (the “Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In addition, we have updated the cover page and have updated Part IV to include exhibits (or references to exhibits) that were previously inadvertently omitted from the presentation. Further, as required by Rule 12b-25 of the Securities Exchange Act of 1934, as amended, we have also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment No. 1 does not change the previously reported financial statements or any of the other disclosures contained in the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. This Amendment No. 1 should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the filing of the Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The business and affairs of the Company are managed by our board of directors (the “Board”), which consists of 11 members. The following table identifies our directors as of the date of this filing.

Name	Age	Current Position(s)
John House, M.D.	60	Chairman of the Board, Chief Executive Officer
Steven D. Brock, M.D.	62	Director
Darcie Bundy	63	Director
Breaux Castleman	74	Director
M. Patrick Collini, M.D.	51	Director
Charles Cook, M.D.	58	Director
Frederick Cummings, M.D.	63	Director
Russell Dickey, M.D.	55	Director
Gary L. Rudin	66	Director, President and Chief Operating Officer
James Saalfield, M.D.	70	Director
Paul Thompson, M.D.	58	Director

Non-Executive Directors

Steven D. Brock, M.D. – Dr. Brock is board certified in Internal Medicine and has practiced medicine since 1981. He received his undergraduate degree from Texas Tech University in 1974 and his medical degree from The University of Texas Medical Branch at Galveston in 1978. Dr. Brock completed his internship then residency in Internal Medicine in 1981 at UTMB Galveston. He is a founding member of The Medical Clinic of North Texas, P.A., a large multi-specialty group practice the Company acquired in 2012, and he serves on the Medical Executive Committee of USMD Hospital at Arlington. He also served as the President of Impel Management Services, L.L.C. from 1997 until its acquisition by the Company in 2012, and has served as a director of the Company since August 2012. Dr. Brock’s qualifications to serve on our Board include his many years of experience in practicing medicine and in managing a healthcare management and operations company.

Darcie Bundy – Ms. Bundy is a summa cum laude graduate in Economics from Smith College and the London School of Economics and Political Science, and was awarded her master’s degree with distinction from the School of Advanced International Studies at John Hopkins. Following graduate school, Ms. Bundy worked for a short time for Chase Manhattan, after which she joined ExxonMobil for a twenty-year career beginning as a Middle East specialist and including a wide variety of assignments of increasing management responsibility in government and public affairs, supply, marketing and investor relations, culminating with responsibility for the company’s global political risk assessments. In recent years, Ms. Bundy has focused much of her time on small-scale residential projects and on philanthropy, serving on several not-for-profit boards. She has served as a director of the Company since October 2012. Her qualifications to serve on our Board include her extensive experience in government relations and public affairs and her extensive experience in corporate risk management activities.

Breaux Castleman – Mr. Castleman has an extensive history of management experience in the health care industry. He is currently a director and member of the audit committee of ISIS Pharmaceuticals, Inc. (a publicly held pharmaceutical drug development company). He served as chairman of the board of directors of Mela Sciences, Inc. (a publicly held medical device company) from 2003 to 2011. Since 2001, he has also served as president, chief executive officer and chairman of the board of directors of Syntiro Healthcare Services, Inc., a care management, wellness and disease management company. Previously he held positions as President of the Scripps Clinic, President of Caremark International’s Physician Resource Group and Chief Executive Officer of the Kelsey-Seybold Clinic. He has served as a director of the Company since July 2011. We believe Mr. Castleman’s qualifications to serve on our Board include his extensive executive experience in the health care industry as well as his extensive knowledge and experience as a board member of corporate governance and the responsibilities of directors.

M. Patrick Collini, M.D. – Dr. Collini is a board certified urologic surgeon and has been engaged in the practice of medicine since 1997. He is currently the Chairman of the Board of Directors of USMD Hospital at Arlington. He was a partner and served on the executive committee of Urology Associates of North Texas, L.L.P. prior to its acquisition by the Company in 2012. Dr. Collini served as the Chairman of the Quality Assurance Committee of Medical Center of Arlington (2002-2006) and of USMD Hospital at Arlington (2004-2008). In addition, Dr. Collini served as the Chairman of the Department of Surgery at Methodist Mansfield Medical Center from 2006-2008, served as its President of its Medical Staff and on its Corporate Medical Board. Dr. Collini attended Baylor College of Medicine and completed an internship in general surgery at the University of Kentucky, where he also finished his urologic surgery residency. He served as a director of USMD Inc. prior to its acquisition by the Company in 2012, and has served as a director of the Company since July 2011. We believe Dr. Collini’s qualifications to serve on our Board include his many years of experience in the healthcare industry.

Charles Cook, M.D. – Dr. Cook is a board certified orthopedic surgeon subspecializing in disorders of the foot and ankle. He has been engaged in private practice since 1988. He currently serves as a manager of Orthopedic Specialists, an orthopedic group practice located in Dallas, Texas. Dr. Cook received his undergraduate degree from Louisiana State University and medical degree from Louisiana State University Medical School, where he served as class officer and Alpha Omega Alpha president. He served as Clinical Assistant Professor at University of Texas Southwestern Medical Center in Dallas and continues to serve as teaching staff at the John Peter Smith Hospital orthopedic training program in Fort Worth, Texas. Dr. Cook also founded, and has served since its inception as president, of Orthopedic Surgery Association of North Texas. Dr. Cook served as a director of USMD Inc. for several years until its acquisition by the Company in 2012, and has served as a director of the Company and the Chairman of the Company’s Audit Committee since July 2011. We believe Dr. Cook’s qualifications to serve on our Board include his extensive experience in the healthcare industry.

Frederick Cummings, M.D. – Dr. Cummings is an obstetrician and gynecologist and has been engaged in the practice of medicine since 1983. He was a physician of Medical Clinic of North Texas prior to its acquisition by the Company in 2012. Dr. Cummings was the chairman of the Board of Directors at Denton Community Hospital from 1995 to 2004 and Chairman of the Board of Directors at Presbyterian Hospital of Denton from 2005 to 2007. Dr. Cummings received his medical degree from Howard University College of Medicine in Washington D.C. Dr. Cummings has served as a director of the Company since July 2014. We believe Dr. Cummings’ qualifications to serve on our Board include his extensive experience in the healthcare industry.

Russell Dickey, M.D. – Dr. Dickey is a board certified obstetrician/gynecologist who has been in private practice in Arlington, Texas since 1990. Dr. Dickey graduated from the University of Texas Southwestern Medical School in 1986. He completed his residency training at the University of Texas Southwestern Parkland Memorial Hospital in 1990. There, he was selected as a Chief Resident and also won the Outstanding Teaching Resident award. Dr. Dickey has served in numerous leadership positions in the Arlington medical community, including Chairman of the Ob/Gyn department at Arlington Memorial Hospital and Chief of Staff at USMD Hospital at Arlington. Dr. Dickey has also served on the board of directors of USMD Arlington Hospital since its inception in 2003, and served as the Chairman of Strategic Planning for The Medical Clinic of North Texas, P.A. and as a member of its board of directors prior to its acquisition by the Company in 2012. He has served as a director of the Company since August 2012. We believe Dr. Dickey’s qualifications to serve on our Board include his extensive experience in the healthcare industry.

James Saalfield, M.D. – Dr. Saalfield is a board certified urologic surgeon and has been engaged in the practice of medicine since 1977. He is also a diplomat of the American Board of Urology and served as Clinical Instructor in Urology at Southwestern Medical School from 1979 to 1992. Dr. Saalfield served as president of the Medical and Surgical Clinic of Irving for nine years prior to joining Urology Associates of North Texas, L.L.P. as a partner. He also was chairman of the membership and credentials committee of Baylor Hospital-Irving for two years, served as a director of USMD Inc. prior to its acquisition by the Company in 2011, and has served as a director of the Company since July 2011. We believe Dr. Saalfield’s qualifications to serve on our board of directors include his many years of experience in the healthcare industry.

Paul Thompson, M.D. – Dr. Thompson is a urologist who has practiced medicine for over 20 years. He was born and raised in St. Louis, and practiced medicine in Missouri for 20 years, where he served as Chief of Surgery and Chief of Staff at Southeast Missouri Hospital. From 2008 to 2014, Dr. Thompson served as chief executive officer of Cenegenics Dallas-Fort Worth, a certified age management medical practice. In 2015, he became the Chief Executive Officer of the Thompson Clinic of Health & Wellness. Dr. Thompson also serves as one of the authors for the certifying exam in Age Management Medicine. Dr. Thompson served as a director of USMD Inc. since its inception in 2007, and has served as a director of the Company since July 2011. We believe Dr. Thompson’s qualifications to serve on our board of directors include his many years of experience in the healthcare industry.

Our Executive Officers

Our Board elects all of our executive officers, who hold office until their respective successors are elected and qualified.

Name	Age	Current Position(s)
John House, M.D.	60	Chairman of the Board and Chief Executive Officer
Gary L. Rudin	66	Director, President and Chief Operating Officer
Michael Bukosky	61	Executive Vice President and Chief Administrative Officer
Richard Johnston, M.D.	66	Executive Vice President and Chief Physician Officer
Carolyn Jones	67	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

John House, M.D. – Dr. House is a board certified urologic surgeon and is the Chairman of the Board of Directors and Chief Executive Officer of the Company, positions he has held since May 7, 2010. Prior to that time, he served as Chairman and Chief Executive Officer of USMD Inc. until its acquisition by the Company in 2012. Dr. House was also a founder and served as managing partner of Urology Associates of North Texas, L.L.P., one of the largest urology group practices in North America. He has served on the Board of USMD Hospital at Arlington and USMD Hospital at Fort Worth, both of which are acute care hospitals located in the North Texas area. As Chief Executive Officer of USMD Inc., Dr. House oversaw the operations and activities of U.S. Lithotripsy, L.P., a company that provides lithotripsy services under arrangements to hospitals and other health care providers, and USMD Cancer Treatment Centers, L.L.C., a wholly owned subsidiary of the Company that develops, owns, operates and manages cancer treatment centers in Texas and other domestic locations. Dr. House is a diplomat of the American Board of Urology. He has been engaged in the practice of medicine since 1988. As founder, he brings over 25 years of unique knowledge, direction and perspective of the Company’s strategy and business to the Board of Directors.

Gary L. Rudin – Mr. Rudin has over 30 years of experience in the information technology and services business. At Electronic Data Systems (“EDS”), over a 30-year period, Mr. Rudin rose through the ranks to Senior Corporate Vice President overseeing hundreds of customer relationships while managing three of EDS’s seven industries, including Health Care, Government, and Energy, plus the geographies of Canada and Latin America. Mr. Rudin also sat on the EDS Global Operations Council which oversaw all operations of EDS and later served as its Chief Information Officer. Mr. Rudin has previously served on the boards of the Tomas Rivera Policy Institute, Dallas Opera, Drake University, and Northwood Country Club. He currently serves on the Board of Sentinel Data Solutions, a privately-held information technology services corporation for the collections industry. Mr. Rudin has also provided information technology and leadership development consulting services. Mr. Rudin served as a consultant to USMD Inc. during 2011, and has served as a director of the Company since February 2012. He was hired to serve as President and Chief Operating Officer of the Company in December 2012. We believe Mr. Rudin’s qualifications to serve on our Board include his extensive executive and information technology experience as well as his extensive knowledge of corporate governance and the responsibilities of executives and directors.

Michael Bukosky – Mr. Bukosky has more than 35 years of experience in hospital and clinic and physician group administration and operations. Prior to joining the Company, Mr. Bukosky was chief executive officer of University of Louisville Physicians, the largest, multi-specialty physician practice group in Louisville. Mr. Bukosky has also served as Executive Vice President and chief administrative officer of Carle Clinic Association, and he has more than 20 years of experience working in administration at Scott and White. He is active in the American Medical Group Association (AMGA), a trade association representing more than 130,000 physicians who provide healthcare services to more than 120 million patients. He has served as the organization’s chairman of the board, secretary and treasurer, and he is actively involved with the Public Policy Committee, which represents more than 100,000 physicians nationally in matters of governmental policy. Mr. Bukosky received a Bachelor of Science in Business Administration and Accounting from Kings College in Wilkes-Barre, Pennsylvania., and his Master’s degree in Healthcare Administration from Southwest Texas State University in San Marcos, Texas.

Carolyn Jones – Ms. Jones, a certified public accountant, served as our interim Chief Financial Officer prior to becoming Executive Vice President & Chief Financial Officer in January, 2014. Previously, Ms. Jones was affiliated with the Tatum division of Ranstand Professionals US, LP. During her time there, she completed assignments as interim financial executive for several Tatum clients and Fortune 500 companies, including serving as interim Vice President of Financial Planning & Analysis for Tenet Healthcare Corporation and interim Chief Financial Officer of the Dallas Independent School District. Prior to her time with Tatum, Ms. Jones served as co-founder of Jones & Co., a financial consulting firm serving major clients in the healthcare industry. She also has experience serving as Vice President of Financial Planning & Analysis for PacifiCare of California, as interim divisional Chief Financial Officer for Blue Shield of CA, and with First Interstate Bank and PriceWaterhouseCoopers. Ms. Jones received a B.A. in English from the Louisiana State University in New Orleans and later studied finance and accounting at that institution. She also received a Master’s Degree in Linguistics/TESOL from the University of Texas at Arlington in 2012. Ms. Jones is licensed as a CPA in Texas and Louisiana.

Richard C. Johnston, M.D. – Dr. Johnston graduated from Texas Tech University School of Medicine in 1975 and completed his Internal Medicine residency in 1978 at Austin Breckenridge Hospital. He has been in private practice in the Dallas/Fort Worth area since 1978, and from 2006 until 2012 he served as the President of The Medical Clinic of North Texas, P.A. Dr. Johnston also served as the first Chief of Staff at Las Colinas Medical Center where he now has an internal medicine practice. In his role as Chief Physician Officer, Dr. Johnston also helps lead the Company’s physicians in fulfilling their mission of improving community health. He has served as the Company’s Chief Physician Officer since September 1, 2012.

Understandings and Family Relationships

No family relationship exists among any of the directors or executive officers. Other than the Investor Rights Agreement (described below in “Director Nomination Process”), no arrangement or understanding exists between any director and any other person pursuant to which a director was selected as a director of the Company. No arrangement or understanding exists between any executive officer and any other person pursuant to which an executive officer was selected as an executive officer of the Company.

Controlled Company

UANT Ventures, L.P., a Texas limited partnership (“Ventures”) owns 8,667,800 of the issued and outstanding shares of common stock of the Company. Because Ventures owns the majority of our issued and outstanding common stock, we are a “controlled company” within the meaning of the NASDAQ corporate governance standards. Accordingly, we are not required to comply with certain generally applicable corporate governance standards, including the requirement that a majority of the Board consist of independent directors, and the requirement that we have independent director oversight of executive officer compensation and director nominations. Under the rules pertaining to “controlled companies,” we are required to have an Audit Committee made up entirely of independent directors, but we are not required to establish a compensation committee or a nominating committee, and we have not done so.

Director Nomination Process

Effective August 31, 2012, the Company and Ventures entered into an Investor Rights Agreement pursuant to which the Company agreed to follow certain procedures in nominating directors for election at any meeting of our stockholders. The Investor Rights Agreement requires that (i) the Company’s Board of Directors consist of no less than ten nor more than eleven directors; (ii) the Company nominate those persons that Ventures has designated to be members of our Board and that such nomination process be conducted in accordance with a framework set forth in the Ventures partnership agreement; (iii) the Company use its reasonable best efforts to cause our stockholders to vote in favor of the slate of directors nominated by Ventures; (iv) Ventures vote all shares of the Company’s common stock it owns to ensure that the persons nominated by the Company in accordance with the Investor Rights Agreement are elected to the Board; and (v) any vacancy in our Board be filled in a manner that causes the Company to remain in compliance with these requirements. The obligations in the Investor Rights Agreement terminate in the event that Ventures owns less than 50.1% of the outstanding shares of common stock of the Company.

The Company has not implemented a formal policy regarding Board composition and diversity. Pursuant to the Investor Rights Agreement, the Company is obligated to nominate those persons that Ventures has designated to be members of our Board and to use its reasonable best efforts to cause our stockholders to vote in favor of such a slate of directors. As a result, the Board of Directors has determined that it is not necessary for the Company to have a nominating committee and, as a “controlled company” under the NASDAQ Capital Market listing rules, we are not required to establish one. Because we are obligated to nominate those persons Ventures has designated to be members of our Board pursuant to the Investor Rights Agreement, we do not have a policy regarding the consideration of director candidates recommended by stockholders. Although we would consider candidates for director recommended by our stockholders, we are obligated to comply by the terms of the Investor Rights Agreement to nominate those persons designated by Ventures.

Audit Committee

Our Board has established an Audit Committee, comprised of Dr. Cook, Ms. Bundy and Mr. Castleman. The Audit Committee is governed by a written charter. The full text of the Audit Committee charter is available on our website located at www.usmdinc.com or in print to any interested party who requests it. Requests should be sent in writing to the Company Secretary at the 6333 North State Highway 161, Suite 200, Irving, Texas 75038.

Dr. Cook has served as Chairman of the Audit Committee since July 2011, and Mr. Castleman and Ms. Bundy have served as members of the Audit Committee since July 2011 and October 2012, respectively. Our Board has determined that each member of the Audit Committee meets the independence standards and other requirements of Audit Committee members prescribed by the NASDAQ Capital Market. In addition, our Board has determined that Mr. Castleman qualifies as an “audit committee financial expert” under Item 407 of Regulation S-K promulgated by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, as well as persons who own more than 10% of our outstanding common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of our common stock. Based on our review of copies of those reports, we are required to disclose in our proxy statement failures to report shares beneficially owned, changes in beneficial ownership and failures to timely file required reports during the previous year.

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations by the persons required to file reports under Section 16(a) of the Exchange Act, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our executive officers, directors and beneficial owners during fiscal 2014 were met with the exception of the following: Drs. Dickey and Brock each inadvertently failed to file timely three reports on Form 4 reporting three transactions, and Drs. Collini, Cook, House, Saalfield and Thompson, Ms. Bundy and Messrs. Castleman and Rudin each inadvertently failed to file timely two reports on Form 4 reporting two transactions.

Code of Business Conduct and Non-Retaliation Policy

We have adopted the USMD Holdings, Inc. Code of Conduct and Non-Retaliation Policy (the “Code of Conduct”), which applies to all of our directors, officers and employees. You can view the Code of Conduct on our website at www.usmdinc.com. A copy of the Code of Conduct will be provided in print without charge to all interested parties who submit a request in writing to USMD Holdings, Inc., 6333 North State Highway 161, Suite 200, Irving, Texas 75038, Attn: Corporate Communications.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

In this section we provide detailed information regarding compensation paid to each named executive officer. Our named executive officers are our Chief Executive Officer and our two most highly compensated executive officers of the Company, including salary, bonus, stock awards, option awards and all other compensation, as of the most recently completed fiscal year. Our named executive officers for fiscal year 2014 were:

John House, M.D. – Chairman of the Board and Chief Executive Officer

Michael Bukosky – Executive Vice President and Chief Administrative Officer

Carolyn Jones – Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Compensation Philosophy

The Board appoints executive officers to certain positions with specific job responsibilities and authorities and seeks to set individual executive compensation at a relative level commensurate with their new roles and responsibilities. The Board evaluates the role and responsibilities of its executive officers as well as their performance in achieving the Company’s overall business objectives.

Our executive compensation program is designed with two primary objectives in mind:

•	Attracting, retaining and motivating executives critical to our financial stability and future success; and

•	Rewarding executives for meeting financial, operational and individual performance goals and taking effective actions that are expected to increase stockholder value over time.

The Company’s goal is to design compensation for its executive officers based on prevailing market conditions in the Southwest United States for a company of its size in the healthcare industry. Our executive compensation structure is keyed to the growth of our business rather than the achievement of short-term performance measures. In addition, our executive management team owns a significant amount of the Company’s securities, which we believe ensures that their interests are properly aligned with those of our other stockholders. Consistent with these objectives, we offer our executive officers a mix of base salary, employee benefits, bonus compensation and, in certain cases, employment and/or severance contracts.

Base salaries of our executive officers are intended to attract and retain executives (as part of the total compensation package) by providing a competitive base level of compensation. Base salaries are reviewed by our Board on at least an annual basis, as well as in connection with the hiring of a new executive from outside the Company or a promotion or other changes in an incumbent executive’s job responsibilities. Base salaries of executive officers are determined by evaluating the responsibilities of the position, the experience and performance of the individual, and by reference to the competitive marketplace median for corporate executives in comparable positions (similarity in scope, duties and responsibilities).

Our executive officers are eligible to participate in the 2010 USMD Holdings, Inc. Equity Compensation Plan and may be granted equity awards under the Plan as determined by our Board. In addition, each executive officer participates in our Salary Deferral Plan, pursuant to which payment of a predetermined portion of such executive officer’s base salary is deferred to the end of each calendar quarter and is paid at that time in the form of cash, shares of common stock or a combination of both, as determined by the plan administrators.

Our executive officers are also eligible to participate in our other employee benefits programs on the same terms as our eligible non-executive employees. The Company does not provide any material executive perquisites. Unexercised stock options held by our executive officers expire 90 days following their termination, which are the same terms that apply to our non-executive employees.

Material Terms of Employment Contracts of Named Executive Officers

John House, M.D., Chairman and Chief Executive Officer

Dr. House is currently Chairman of the Company’s Board and Chief Executive Officer of the Company, and he provides professional medical services as a physician employee of USMD Affiliated Services, an affiliate of the Company. He is compensated by the Company or an affiliate of the Company for all of these services. Dr. House’s written agreement with the Company provides that the compensation he receives for his services as Chief Executive Officer of the Company will consist of (i) an annual base compensation of $380,000, minus (ii) an amount equal to the compensation Dr. House received from USMD Affiliated Services for rendering professional services as a physician. Based upon this methodology, in 2014 and 2013, Dr. House earned $380,000 and $342,000, respectively, as compensation for serving as the Chief Executive Officer of the Company.

Dr. House has also entered into a physician services agreement with USMD Affiliated Services, an affiliate of the Company, pursuant to which Dr. House is compensated for providing professional medical services to patients on behalf of USMD Affiliated Services. The agreement has a ten-year term but may be terminated by either party with or without cause upon 90 days’ written notice. Under the terms of this agreement, Dr. House receives compensation for providing medical services to patients based upon the aggregate amount of revenues generated by the USMD Affiliated Services’ physicians and his achievement of certain patient satisfaction and quality metrics. Based on this methodology, in 2014 and 2013, Dr. House received $0 and $37,200, respectively, in physician compensation from USMD Affiliated Services pursuant to his physician services agreement.

Other Named Executive Officers

Neither Mr. Bukosky nor Ms. Jones has entered into a written employment agreement with the Company, and we do not intend at this time to enter into employment contracts with either executive officer. The Company routinely evaluates its executive management structure and contracting process and the Board may determine it is in the best interest of the Company to enter into such an agreement in the future.

Severance Agreements

Michael Bukosky, Executive Vice President and Chief Administrative Officer

Mr. Bukosky has entered into a severance agreement with the Company. Under the terms of the severance agreement, if Mr. Bukosky’s employment is terminated by the Company for any reason other than a “Termination for Cause” (as defined in the severance agreement) or if he terminates his employment in a “Termination for Good Reason” (as defined in the severance agreement), Mr. Bukosky will receive a separation payment equal to 12 months of base salary if the termination occurs during the first two years after the commencement of his employment with the Company, or 18 months of base salary if the termination occurs more than two years after the commencement of his employment with the Company. This severance payment is subject to Mr. Bukosky’s execution of a release agreement releasing the Company and its affiliates from any claims arising out of his employment with the Company.

Carolyn Jones, Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Ms. Jones has entered into a severance agreement with the Company. Under the terms of the severance agreement, if Ms. Jones’ employment is terminated by the Company for any reason other than a “Termination for Cause” (as defined in the severance agreement) or if she terminates her employment in a “Termination for Good Reason” (as defined in the severance agreement), Ms. Jones will receive a separation payment equal to three months of base salary if the termination occurs during the first two years after the commencement of her employment with the Company, or six months of base salary if the termination occurs more than two years after the commencement of her employment with the Company. This severance payment is subject to Ms. Jones’ execution of a release agreement releasing the Company and its affiliates from any claims arising out of her employment with the Company.

Other Named Executive Officers

Dr. House is not party to a severance agreement with the Company, and we do not anticipate at this time entering into such an agreement. We routinely evaluate the costs and benefits of providing severance benefits to our executives and could at a future time determine to enter into such a severance agreement.

Summary Compensation Table

The following table summarizes the compensation earned by, awarded to or paid to our named executive officers in the years ended December 31, 2014 and 2013. As we are a smaller reporting company, our named executive officers include our Principal Executive Officer and our two most highly compensated executive officers other than our Principal Executive Officer for fiscal year 2014.

Name and Office Held	Year	Salary			Bonus		Stock Awards (1)			Option Awards (1)			All Other Compensation (2)		Total
John M. House, M.D. Chairman of the Board and Chief Executive Officer	2013 2014	$ $	465,223 360,508	(3) (3)	$ $	— —	$ $	7,077 133,856	(4) (5)	$ $	— —		$ $	11,678 24,566	$ $	483,978 518,930

Michael Bukosky Executive Vice President and Chief Administrative Officer	2013 2014	$ $	— 305,030	(6)	$ $	— —	$ $	— 9,293	(6)(7)	$ $	— 584,000	(8)	$ $	— 11,755	$ $	— 910,078

Carolyn Jones. Executive Vice President, Chief Financial Officer and Chief Accounting Officer	2013 2014	$ $	225,000 348,508	(9) (10)	$ $	— —	$ $	— 8,804	(10)	$ $	— 436,000	(11)	$ $	— 7,934	$ $	225,000 801,246

(1)	The amounts reported in this column reflect the aggregate grant date fair value of the stock awards and option awards granted under the Plan. The amount is determined in accordance with Accounting Standards Codification Topic 718. The actual amount of compensation realized, if any, by our named executive officers may differ from the amounts presented in the table.
(2)	Represents other compensation to the named executive officers, such as employer safe harbor contributions to employee 401(k), employer contributions to employee health savings accounts and employer payment of employee medical and term life insurance.
(3)	Represents compensation for the following services:

Compensation for services as:	2014	2013
Director and Chairman of the Board	$—	$84,923
Chief Executive Officer	360,508	342,800
Practicing physician	—	37,500

	$360,508	$465,223

Pursuant to the Salary Deferral Plan, $56,596 of Dr. House’s salary was paid in shares of common stock and is not included in this amount. All director compensation in 2014 was paid in shares of common stock.

(4)	Represents stock awards earned for services provided as the Chairman of the Board of Directors in 2013 that paid in 2014.
(5)	Represents stock awards of $50,988 earned and paid in 2014 and $82,868 earned in 2014 and paid in 2015. Pursuant to the Salary Deferral Plan, $56,596 of Dr. House’s salary for his service as Chief Executive Officer was paid in shares of common stock with a grant date fair value of $45,486. All director compensation earned by Dr. House in 2014 for his service on the Board, totaling $88,370, was paid in shares of common stock.
(6)	Pursuant to the Salary Deferral Plan, $11,562 of Mr. Bukosky’s salary was paid in shares of common stock with a grant date fair value of $9,293..
(7)	Represents stock awards earned in 2014 that were paid in 2015.
(8)	Represents options to purchase 100,000 shares of common stock.
(9)	During 2013, Ms. Jones was engaged by the Company as the interim Chief Financial Officer on a consulting basis. The compensation reported represents compensation paid to the consulting firm that employed Ms. Jones during such period of time.
(10)	Pursuant to the Salary Deferral Plan, $10,954 of Ms. Jones’ salary was paid in shares of common stock with a grant date fair value of $8,804.
(11)	Represents options to purchase 50,000 shares of common stock.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity-based awards granted by the Company as of December 31, 2014 to our named executive officers.

Name and Office Held	Number of Securities Underlying Unexercised Options - (#) Exercisable	Number of Securities Underlying Unexercised Options - (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price)	Option Expiration Date
John M. House, M.D. Chairman of the Board & Chief Executive Officer	—	—	—	—	—
Michael Bukosky (1) Executive Vice President and Chief Administrative Officer	20,000	80,000	—	$15.54	3/7/22
Carolyn Jones (2) Executive Vice President, Chief Financial Officer and Chief Accounting Officer	10,000	40,000	—	$20.67	1/6/22

(1)	Mr. Bukosky was awarded options to purchase 100,000 shares of common stock under the 2010 USMD Holdings, Inc. Equity Compensation Plan. The grant date of the options was March 7, 2014 and the strike price is $15.54. Options for 20,000 shares vested on the grant date and the remaining options vest at a rate of 20,000 shares per year on the first day of each calendar year, beginning on January 1, 2015, until fully vested. The options expire on March 7, 2022.
(2)	Ms. Jones was awarded options to purchase 50,000 shares of common stock under the 2010 USMD Holdings, Inc. Equity Compensation Plan. The grant date of the options was January 6, 2014 and the strike price is $20.67. Options for 10,000 shares became exercisable on January 6, 2014, and the remaining options vest at a rate of 10,000 per year on the first day of each calendar year, beginning on January 1, 2015 until fully vested. The options will expire on January 6, 2022.

DIRECTOR COMPENSATION

The Board of Directors is responsible for the overall management and direction of the Company’s operations. The Board of Directors has established a compensation plan to provide for compensation for individuals who serve in the capacity of a director. Director compensation consists of an annual retainer, meeting attendance fees, fees for service on the Audit Committee, and potential awards of equity compensation.

Two of our directors, Dr. House and Mr. Rudin, are also members of our executive management team. These two individuals receive compensation for their services as a director in addition to any employment compensation they receive for providing non-directorial services to the Company. Below is a summary of director compensation.

Director Compensation Policy

Annual Retainer for Directors and Board Chairman- Each director receives an annual retainer of $40,000 for his or her services to the Board. The Chairman of the Board receives an additional $40,000 stipend, or a total annual retainer of $80,000.

Meeting Attendance- Each director receives $3,000 for each Board meeting that the director attends in person or, alternatively, $1,500 for each Board meeting the director attends telephonically or electronically.

Audit Committee Stipends- Each director serving on the Audit Committee receives an annual stipend of $15,000. The Chairman of the Audit Committee also receives an additional $15,000 stipend, or a total stipend of $30,000, for services as Chairman of the Audit Committee.

Equity Compensation- Each director may, in the future, be eligible to receive options to purchase up to 25,000 shares of the Company’s common stock but only upon the achievement by the Company of certain financial performance targets established by the Board. The Board did not establish financial performance targets for 2014 and did not pay any such equity compensation to its directors. The Board has not established any such financial performance targets for calendar year 2015.

Payment of Board Compensation in Cash or Stock

Effective September 1, 2012, the Board of Directors authorized its Chairman to pay director compensation to directors in the form of either cash or common stock of the Company. Effective November 20, 2013, the Chairman exercised this discretion and advised the directors that director compensation from that day forward would be paid in common stock of the Company until further notice. For purposes of determining the number of shares to issue to directors as board compensation, the price of a share of the Company’s common stock was established as the greater of (a) the average closing price of a share of the Company’s common stock on each trading day for the 30 calendar day period ending on grant date, or (b) the closing price of a share of the Company’s common stock on the grant date.

Directors’ Compensation Table

The following table summarizes the compensation earned by or paid to directors for the fiscal year ended December 31, 2014. Director compensation for Dr. House is excluded from this table because he is a named executive officer whose total compensation from the Company in year 2014 is disclosed in the Summary Compensation Table for executive officers above.

	Stock Awards (1)	Total
Steven Brock, M.D.	$49,962	$49,962
Darcie Bundy	$64,371	$64,371
Breaux Castleman	$64,371	$64,371
M. Patrick Collini, M.D.	$49,962	$49,962
Charles Cook, M.D.	$78,781	$78,781
Frederick Cummings, M.D.	$25,201	$25,201
Russell Dickey, M.D.	$49,962	$49,962
Gary Rudin	$46,962	$46,962
James Saalfield, M.D.	$49,962	$49,962
Paul Thompson, M.D.	$49,962	$49,962

(1)	Since November 20, 2013, directors have been compensated in shares of common stock in lieu of cash. The amounts reported in this column reflect the aggregate grant date fair value of the stock awards granted under the USMD Holdings, Inc. 2010 Equity Compensation Plan for services rendered as a member of the Board. The amount is determined in accordance with Accounting Standards Codification Topic 718. The actual amount of compensation realized, if any, by our directors may differ from the amounts presented in the table. The conversion of board compensation to common stock of the Company generally results in recorded amounts that differ from the compensation amounts described above under “Director Compensation Policy.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED PARTY TRANSACTIONS

Our Equity Compensation Plans

The Board approved a USMD Holdings, Inc. 2010 Equity Compensation Plan (the “Plan”) for the purpose of providing certain employees, directors, consultants and advisors of the Company with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. We believe the Plan will encourage the participants to contribute materially to our growth, thereby benefiting our shareholders, and will align the economic interests of the participants with those of the shareholders.

At the 2014 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Plan that increased the number of shares of common stock reserved for issuance under the Plan from 1,000,000 to 2,500,000. In addition, the amendment provides that any and all of the shares reserved for issuance may be issuable in the form of incentive stock options, nonqualified stock options, stock appreciation rights and/or restricted stock.

In addition, in July, 2014, the Board submitted for approval to Ventures, the Company’s majority shareholder, and Ventures approved by written consent, the adoption of the USMD Salary Deferral Plan (the “Deferral Plan”). The Deferral Plan permits us to defer the payment of a predetermined portion of a participant’s base salary to the end of each calendar quarter. The plan administrator will decide at the end of each quarter whether the deferred portion of the participant’s salary will be paid in the form of cash, shares of common stock or a combination of both. The purpose of the Deferral Plan is to allow us to compensate certain designated officers and other employees in the form of common stock of the Company without increasing the overall incentive compensation packages of such officers and employees. We believe the Deferral Plan will benefit our stockholders by encouraging the participants to contribute materially to our growth. We also believe the Deferral Plan will further align the economic interests of the participants with those of the stockholders. Any shares of common stock issued under the Deferral Plan will be issued from the 2,500,000 shares of common stock authorized for issuance under the Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information regarding the Company’s equity securities that are authorized for issuance under the Plan and the Deferral Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders (1)	—	$—	—
Equity compensation plans not approved by security holders (1)	872,312	$21.54	1,448,404
Total

(1)	The Plan reserves a total of 2,500,000 shares of the Company’s common stock for issuance of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. Any shares issued under the Deferral Plan will be issued from the 2,500,000 shares authorized for issuance under the Plan.

Security Ownership by Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership of our outstanding common stock, as of April 24, 2015, by: (1) all persons that we know are beneficial owners of more than 5% of our common stock; (2) each director and director nominee; (3) each of the named executive officers included in the Summary Compensation Table included in this proxy statement; and (4) all directors and named executive officers as a group. Except as otherwise indicated, and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to all shares beneficially owned.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percentage Ownership
5% or more beneficial owners
UANT Ventures, L.P. (3)	8,736,782	85.09%
John M. House, M.D. (4)	822,753	8.01%
Directors (excluding Dr. House)
Steven Brock, M.D. (5)	47,090	0.46%
Darcie Bundy	6,498	0.06%
Breaux Castleman	7,102	0.07%
Patrick Collini, M.D. (6)	141,710	1.38%
Charles Cook, M.D. (7)	152,220	1.48%
Frederick Cummings, M.D. (8)	34,365	0.33%
Russell Dickey, M.D. (9)	84,946	0.83%
Gary Rudin (10)	80,510	0.78%
James Saalfield, M.D. (11)	140,543	1.37%
Paul Thompson, M.D. (12)	446,404	4.35%
Named Executive Officers (excluding Dr. House)
Michael Bukosky (13)	40,970	0.40%
Carolyn Jones (14)	20,919	0.20%
Executive officers and directors as a group (13 persons) (15)	2,026,030	19.73%

(1)	Unless otherwise noted, the address of each person listed is 6333 North State Highway 161, Suite 200, Irving, Texas 75038.
(2)	Includes for each executive officer and director who is a partner of UANT Ventures, L.P. his or her pecuniary interest in the shares and options owned by UANT Ventures, L.P. Each executive officer or director who is a partner of UANT Ventures, L.P. has shared voting power and shared investment power with respect to his or her pecuniary interest in the shares or options owned by UANT Ventures, L.P.
(3)	Represents 8,667,800 shares held directly and options exercisable within 60 days to purchase 68,982 shares held directly.
(4)	Represents 64,267 shares held directly, 743,425 shares held indirectly through UANT Ventures, L.P., 13,248 shares held indirectly through John M. House, MD, P.A. and options exercisable within 60 days to purchase 1,813 shares held indirectly through UANT Ventures, L.P.
(5)	Represents 6,517 shares held directly and 34,823 shares held indirectly through UANT Ventures, L.P. The Company issued a 5% convertible subordinated note due in 2019 in the original principal amount of $3,894,742 to AOB Surgical Group, Ltd., an entity in which Dr. Brock is a beneficial owner. The note is convertible into shares of the Company’s common stock and, upon conversion of the unpaid principal balance of the note, Dr. Brock would be the beneficial owner of 5,750 shares held indirectly through AOB Surgical Group, Ltd.
(6)	Represents 6,094 shares held directly, 13,248 shares held indirectly through M. Patrick Collini, MD, P.A., 120,623 shares held indirectly through UANT Ventures, L.P. and options exercisable within 60 days to purchase 1,745 shares held indirectly through UANT Ventures, L.P.
(7)	Represents 21,014 shares held directly and 131,206 shares held indirectly through UANT Ventures, L.P.
(8)	Represents 3,750 shares held directly and 30,615 shares held indirectly through UANT Ventures, L.P.
(9)	Represents 17,237 shares held directly and 33,211 shares held indirectly through UANT Ventures, L.P. The Company issued a 5% convertible subordinated note due in 2019 in the original principal amount of $3,894,742 to AOB Surgical Group, Ltd., an entity in which Dr. Dickey is a beneficial owner. The note is convertible into shares of the Company’s common stock and, upon conversion of the unpaid principal balance of the note, Dr. Dickey would be the beneficial owner of 34,498 shares held indirectly through AOB Surgical Group, Ltd.
(10)	Represents 8,510 shares held directly and options exercisable within 60 days to purchase 72,000 shares held directly.
(11)	Represents 6,381 shares held directly, 13,248 shares held indirectly through James G. Saalfield, MD, P.A., 119,132 shares held indirectly through UANT Ventures, L.P. and options exercisable within 60 days to purchase 1,782 shares held indirectly through UANT Ventures, L.P.
(12)	Represents 37,127 shares held directly and 409,277 shares held indirectly through UANT Ventures, L.P.
(13)	Represents 970 shares held directly and options exercisable within 60 days to purchase 40,000 shares held directly.
(14)	Represents 919 shares held directly and options exercisable within 60 days to purchase 20,000 shares held directly.
(15)	Includes options exercisable within 60 days to purchase 137,340 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Transactions with Related Persons

Our Board recognizes that “transactions” with a “related person” (as such terms are defined in Item 404 of Regulation S-K) present a heightened risk of conflict of interest and, therefore, has adopted a written policy for disclosing and evaluating any potential conflicts of interests and related person transactions. These policies, overseen by our Chief Compliance Officer, establish procedures for the review of any transactions which may involve a conflict of interest and the approval and ratification of all related person transactions. Under this policy, our directors and executive officers are required to report any situation or transaction which might present a conflict of interest or qualify as a related party transaction. The Chief Compliance Officer submits related party transactions to the Board of Directors and the Audit Committee for evaluation and review. If the Board of Directors determines that a conflict of interest exists, the interested director/officer is prohibited from participating in any meeting, discussion or vote relating to his or her potential related party transaction. The Board of Directors may approve a related party transaction if a majority of the disinterested directors determines that the transaction is in the best interests of the Company; that the transaction is fair and reasonable to the Company and that the Company cannot obtain a more advantageous arrangement with reasonable efforts under the circumstances.

In addition to reporting promptly any situation that might present a conflict of interest or qualify as a related party transaction, the executive officers and directors are required to complete a questionnaire on an annual basis that requires them to disclose any related person transactions and potential conflicts of interest. The responses to these questionnaires are reviewed by our General Counsel and, if a potential related person transaction is reported by a director or executive officer, the questionnaire is submitted to the Chief Compliance Officer and the Audit Committee for review.

The Company has identified the following transactions that involved an amount greater than $120,000 in which a director or executive officer had a direct or indirect material interest.

We are indebted to Dr. House and Dr. Thompson in connection with the 2007 redemption of their partnership interests in U.S. Lithotripsy, LP. The highest amounts of indebtedness under these notes during the fiscal year ended December 31, 2014 were $2,553,189 to Dr. House and $1,278,029 to Dr. Thompson, and the note balances as of December 31, 2014 were $2,553,189 to Dr. House and $1,278,029 to Dr. Thompson. The notes are payable in equal monthly payments of principal and interest through October 31, 2018. The interest rate on the notes is 9% per annum, or 10% per annum in the event payment of an interest premium is triggered. Effective April 1, 2014, the Company, Dr. House, and Dr. Thompson entered into Forbearance Agreements pursuant to which the parties agreed that the Company would make no payments on these notes from April 1 through December 31, 2014. Any accrued but unpaid interest is added to the principal balances of the notes. Through December 31, 2014, $254,000 in accrued interest was added to the principal balances of the notes. Until payments under the notes are current, interest will continue to accrue on the full balance of the notes at the premium rate of 10%. Total principal paid during 2014 was $104,653 to Dr. House and $52,385 to Dr. Thompson. Interest paid during 2014 was $55,204 to Dr. House and $27,633 to Dr. Thompson.

In 2013, we purchased certain equity interests in USMD Hospital at Arlington from AOB Surgical Group, Ltd. In connection with this acquisition, we issued a 5% convertible subordinated note due in 2019 in the original principal amount of $3,894,742 to AOB Surgical Group, Ltd. Drs. Brock and Dickey are beneficial owners of AOB Surgical Group, Ltd. and, as such, have an indirect interest in the convertible note. Interest on the note is paid monthly on the note at an interest rate of 5% per annum and the principal balance is due in full at maturity on March 1, 2019. The note is convertible into shares of the Company’s common stock at a conversion rate of one share for each $23.37 of principal. The highest amount of indebtedness under this note during the fiscal year ended December 31, 2014 was $3,894,742, and the note balance as of December 31, 2014 was $3,894,742. Interest paid on the note during 2014 was $194,737 and no principal was paid on the note during 2014.

Six of our directors – Drs. Brock, Collini, Cummings, Dickey, House and Saalfield – are licensed physicians who have entered into physician services agreements with USMD Affiliated Services, an affiliate of the Company. Pursuant to these agreements, each of these directors is compensated for providing professional medical services to patients on behalf of USMD Affiliated Services. Each agreement has a ten-year term, but may be terminated by either party with or without cause upon 90 days’ written notice. In addition, each director also provided managerial and administrative services as a physician leader and was compensated for providing such services. Total compensation in 2014 relating to their employment as physicians for these directors (other than Dr. House, for whom such compensation is disclosed in the Summary Compensation Table) was as follows:

Director	Compensation received for providing professional medical services	Other Compensation (1)	Total fees received
Steve Brock, M.D.	$417,957	$26,837	$444,794
Patrick Collini, M.D.	$373,552	$16,793	$390,345
Frederick Cummings, M.D.	$652,074	$63,282	$715,356
Russell Dickey, M.D.	$438,917	$25,236	$464,153
James Saalfield, M.D.	$317,636	$74,841	$392,477

(1)	Compensation received for services as a physician administrator and other compensation such as employer safe harbor contributions to employee 401(k), employer contributions to employee health savings accounts and employer payment of employee term life insurance.

Neil House, the brother of Dr. John House, serves as President of U.S. Lithotripsy, L.P. Neil House assumed this position on May 3, 2013, and prior to that time he served as Vice President of Operations for U.S. Lithotripsy, L.P. Neil House is an at-will employee of the Company, and in calendar year 2014 he earned compensation for his services in the amount of $188,099.

Steve House, the brother of Dr. John House, served as President of U.S. Lithotripsy, L.P. from January 1, 2013 through May 3, 2013, during which time he was an at-will employee of the Company. In addition, in December, 2013, Steve House contracted with the Company to provide management consulting services for U.S. Lithotripsy, L.P. During calendar year 2014, Steve House earned consulting fees from the Company in the aggregate amount of $66,369.

Eric House, the son of Dr. John House, serves as the Senior Vice President of Development for USMD Cancer Treatment Centers, L.L.C. Eric House is an at-will employee of the Company, and in calendar year 2014 he earned compensation for his services in the amount of $178,824.

Director Independence

Because Ventures owns a substantial majority of the Company’s issued and outstanding common stock, under the rules of the NASDAQ Capital Market, the Company is a “controlled company” and, as a “controlled company,” our Board is not required to have a majority of its members be “independent” as that term is defined by the applicable listing standards of the NASDAQ Capital Market.

Our Board has determined that each of Ms. Bundy, Dr. Cook and Mr. Castleman qualify as an “independent director” under the applicable listing standards of the NASDAQ Capital Market and the applicable rules of the SEC and that each such person is free of any relationship that would interfere with the individual exercise of his or her independent judgment. Our Board has further determined that each such person meets the independence requirements prescribed by the SEC, including Rule 10A-3(b)(1) under the Exchange Act related to audit committee member independence. Our Board has determined that the remaining directors are not “independent” under the applicable listing standards of the NASDAQ Capital Market. Drs. House, Brock, Collini, Cummings, Dickey and Saalfield, and Mr. Rudin, are employed by the Company or one of its affiliates and are not considered “independent.” Dr. Thompson is not employed by the Company nor any of its affiliates, but he is not considered “independent” due to the Company’s outstanding indebtedness to him incurred in connection with the Company’s purchase in 2007 of equity interests in U.S. Lithotripsy, LP, an entity previously owned by Dr. Thompson.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm

The Audit Committee appointed Grant Thornton, L.L.P. (“Grant Thornton”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2014. We understand the need for Grant Thornton to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Grant Thornton, the Company utilizes the services of Grant Thornton only for audit services.

The aggregate fees and expenses billed for professional services rendered by Grant Thornton for the years ended December 31, 2014 and 2013 were as follows:

Type of Fees	2014	2013
Audit Fees	$575,646	$601,800
Audit-Related Fees	$17,490	$15,412
Tax Fees	$—	$—
Other Fees	$—	$—

Total	$593,136	$617,212

“Audit Fees” are fees for the audit of our consolidated financial statements included in Form 10-K, review of our condensed consolidated financial statements included in Form 10-Q, SEC registration statements and services that are normally provided by the accountant in connection with our statutory and regulatory filings or engagements.

“Audit-Related Fees” consists primarily of professional services rendered in connection with the audit of employee benefit plans, billed during the years ended December 31, 2014 and 2013.

“Tax Fees” are fees related to the Company’s tax compliance, tax advice or tax planning services. Grant Thornton did not provide any such services in 2014 or 2013.

“Other Fees” are fees for any services not included in the first two categories. There are no fees that fell into the classification of “Other Fees” in 2014 or 2013.

Pre-Approval Policy

Consistent with SEC policies regarding auditor independence and the Audit Committee Charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of our independent registered public accounting firm. All of the services performed by Grant Thornton in 2014 and 2013 were pre-approved. Pre-approval is provided at regularly scheduled Audit Committee meetings; however, the authority to pre-approve services between meetings, as necessary, has been delegated to the Chairman of the Audit Committee, subject to formal approval by the Audit Committee at the next regularly scheduled meeting.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Contribution and Purchase Agreement, dated as of August 19, 2010, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

2.2	Amendment to the Contribution and Purchase Agreement, dated as of February 9, 2012, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on March 8, 2012)

2.3	Agreement and Plan of Merger dated as of December 1, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas, P.A. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on December 7, 2011)

2.4	First Amendment to Agreement and Plan of Merger dated as of May 21, 2012 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas P.A (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

2.5	Agreement and Plan of Merger dated as of December 15, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, L.L.C. and Impel Management Services, L.L.C. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on December 19, 2011)

2.6	First Amendment to Agreement and Plan of Merger dated as of May 21, 2012 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, L.L.C. and Impel Management Services, L.L.C. (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

3.1	Certificate of Incorporation of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

3.2	Bylaws of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

4.1	Investor Rights Agreement dated August 12, 2012 by and between Registrant and UANT Ventures, L.L.P. (incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-4/A filed on March 8, 2012)

4.2	Form of 5% Convertible Subordinated Note Due 2019 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on September 16, 2013)

4.3	Form of 7.75% Convertible Subordinated Note due 2020 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on April 2, 2015)

10.1†	USMD Holdings, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of registrant’s Annual Report on Form 10-K filed on March 30, 2012)

10.2†	First Amendment to USMD Holdings, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 11, 2014)

10.3†	USMD Salary Deferral Plan (incorporated by reference to Exhibit 99.2 of the registrant’s Registration Statement on Form S-8 filed on July 14, 2014)

10.4†	Severance Agreement dated as of March 6, 2014 by and between Registrant and Michael Bukosky (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 25, 2014)

10.5	Partnership Interest Purchase Agreement dated as of January 1, 2007 by and between U.S. Lithotripsy, L.P. and Paul Thompson, M.D. (incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

10.6	First Amendment to Partnership Interest Purchase Agreement dated as of September 16, 2009 by and between U.S. Lithotripsy, L.P. and Paul Thompson, M.D. (incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

10.7	Partnership Interest Purchase Agreement dated as of January 1, 2007 by and between U.S. Lithotripsy, L.P. and John House, M.D. (incorporated by reference to Exhibit 10.4 of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

10.8	First Amendment to Partnership Interest Purchase Agreement dated as of September 16, 2009 by and between U.S. Lithotripsy, L.P. and John House, M.D. (incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

10.9	Credit Agreement dated as of August 31, 2012 by and among Registrant, certain other borrowers, the lenders from time to time party thereto and J.P. Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2012)

10.10	Amendment No. 1 to Credit Agreement dated February 28, 2013 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 6, 2013)

10.11	Amendment No. 3 to Credit Agreement dated February 25, 2014 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 27, 2014)

10.12	Amendment No. 4 to Credit Agreement dated April 14, 2014 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.10 of registrant’s Annual Report on Form 10-K filed on April 15, 2014)

10.13	Amendment No. 5 to Credit Agreement dated September 23, 2014 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 25, 2014)

10.14	Amendment No. 6 to Credit Agreement and Amendment No. 1 to the Guarantee and Collateral Agreement dated December 22, 2014 by and among Registrant, certain other borrowers, and Southwest Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 30, 2014)

10.15	Securities Exchange Agreement, dated as of September 1, 2013, by and among Registrant and Certain Class P Limited Partners of USMD Hospital at Arlington, L.P. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 16, 2013)

10.16	Amendment No. 7 to Credit Agreement dated March 13, 2015 by and among USMD Holding, Inc., certain other borrowers, and Southwest Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 2, 2015)

10.17 * †	Severance Agreement dated as of January 6, 2014 by and between Registrant and Carolyn Jones

21.1 **	Subsidiaries of the Registrant

23.1 **	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1 *	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Carolyn Jones, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of Carolyn Jones, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith
**	Previously filed (or, with respect to Exhibit 32.1, furnished) with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the SEC on April 15, 2015, which is being amended hereby.
†	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ John House
By:	John House, M.D.
Title:	Chairman of the Board and Chief Executive Officer

Dated:	April 29, 2015