Form 10-Q
period 2015-03-31
USMD Holdings, Inc.
filed 2015-05-15
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The registrant had 10,346,361 shares of common stock outstanding as of May 5, 2015.

USMD HOLDINGS, INC.

PART 1 – FINANCIAL INFORMATION

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS(1)
Current assets:
Cash and cash equivalents	$18,730	$15,940
Accounts receivable, net of allowance for doubtful accounts of $3,264 and $2,100 at March 31, 2015 and December 31, 2014, respectively	28,280	24,673
Inventories	1,887	2,512
Deferred tax assets, net	6,396	5,873
Prepaid expenses and other current assets	6,240	4,466

Total current assets	61,533	53,464
Property and equipment, net	20,474	20,796
Investments in nonconsolidated affiliates	58,719	59,780
Goodwill	97,836	97,836
Intangible assets, net	16,047	16,613
Other assets	155	159

Total assets	$254,764	$248,648

LIABILITIES(2) AND EQUITY
Current liabilities:
Accounts payable	$9,424	$7,708
Accrued payroll	17,845	13,816
Other accrued liabilities	19,431	18,373
Other current liabilities	460	606
Current portion of long-term debt	1,919	2,040
Current portion of related party long-term debt	727	746
Current portion of capital lease obligations	492	537

Total current liabilities	50,298	43,826
Other long-term liabilities	2,408	1,888
Deferred compensation payable	4,299	4,491
Long-term debt, less current portion	31,515	28,264
Related party long-term debt, less current portion	2,932	3,085
Capital lease obligations, less current portion	1,726	1,789
Deferred tax liabilities, net	19,742	20,127

Total liabilities	112,920	103,470
Commitments and contingencies
Equity:
USMD Holdings, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 10,267,993 and 10,181,258 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	103	102
Additional paid-in capital	161,690	160,458
Accumulated deficit	(23,412)	(18,750)
Accumulated other comprehensive loss	(2)	(2)

Total USMD Holdings, Inc. stockholders’ equity	138,379	141,808
Noncontrolling interests in subsidiaries	3,465	3,370

Total equity	141,844	145,178

Total liabilities and equity	$254,764	$248,648

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
(1) Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Cash and cash equivalents	$11,305	$10,169
Accounts receivable	3,849	1,150
Prepaid expenses	45	61
Deferred tax asset	3,755	3,850

Total current assets	$18,954	$15,230

The assets of the consolidated VIE can only be used to settle the obligations of the VIE.

(2) Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Accounts payable	$2,425	$3,517
Other accrued liabilities	12,887	11,506

Total current liabilities	$15,312	$15,023

The liabilities of the consolidated VIE are obligations of the VIE and the creditors have no recourse to USMD Holdings, Inc.

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Patient service revenue	$45,151	$44,702
Provision for doubtful accounts related to patient service revenue	(1,200)	(496)

Net patient service revenue	43,951	44,206
Capitated revenue	23,071	13,218
Management and other services revenue	5,068	5,827
Lithotripsy revenue	4,856	4,759

Net operating revenue	76,946	68,010

Operating expenses:
Salaries, wages and employee benefits	41,173	39,686
Medical services and supplies expense	25,044	17,740
Rent expense	4,056	3,712
Provision for doubtful accounts	(133)	(15)
Other operating expenses	10,191	8,109
Depreciation and amortization	2,227	1,877

Total operating expenses	82,558	71,109

Loss from operations	(5,612)	(3,099)
Other income (expense):
Interest expense, net	(743)	(672)
Equity in income of nonconsolidated affiliates, net	1,756	2,264

Total other income, net	1,013	1,592

Loss before income taxes	(4,599)	(1,507)
Benefit for income taxes	(2,019)	(416)

Net loss	(2,580)	(1,091)
Less: net income attributable to noncontrolling interests	(2,082)	(1,862)

Net loss attributable to USMD Holdings, Inc.	$(4,662)	$(2,953)

Loss per share attributable to USMD Holdings, Inc.
Basic	$(0.46)	$(0.29)
Diluted	$(0.46)	$(0.29)
Weighted average common shares outstanding
Basic	10,246	10,126
Diluted	10,246	10,126

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	USMD Holdings, Inc. Common Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total USMD Holdings, Inc.	Noncontrolling Interests in Subsidiaries	Total Equity
	Shares Outstanding	Par Value
Balance at December 31, 2014	10,181	$102	$160,458	$(2)	$(18,750)	$141,808	$3,370	$145,178
Net income (loss)	—	—	—	—	(4,662)	(4,662)	2,082	(2,580)
Share-based payment expense - stock options	—	—	261	—	—	261	—	261
Common stock issued for payment of 2014 accrued compensation	87	1	971	—	—	972	—	972
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(1,987)	(1,987)

Balance at March 31, 2015	10,268	$103	$161,690	$(2)	$(23,412)	$138,379	$3,465	$141,844

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,580)	$(1,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	1,067	481
Depreciation and amortization	2,227	1,877
Accretion of debt discount and amortization of debt issuance costs	176	134
Gain on sale of assets	(3)	(2)
Equity in income of nonconsolidated affiliates, net	(1,756)	(2,264)
Distributions from nonconsolidated affiliates	2,658	1,804
Share-based payment expense	436	644
Deferred income tax benefit	(908)	(1,970)
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(4,602)	(1,794)
Inventories	625	235
Prepaid expenses and other assets	(1,774)	66
Accounts payable	706	1,009
Accrued and other current liabilities	5,685	2,376
Other noncurrent liabilities	328	(186)

Net cash provided by operating activities	2,285	1,319

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	—	(46)
Capital expenditures	(276)	(406)
Payments received on note receivable for the sale of ownership interests	87	—
Proceeds from sale of property and equipment	3	77

Net cash used in investing activities	(186)	(375)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,500	—
Payments on long-term debt and capital lease obligations	(639)	(1,314)
Principal payments on related party long-term debt	(172)	(157)
Payment of debt issuance costs	(11)	(62)
Distributions to noncontrolling interests	(1,987)	(2,318)

Net cash provided by (used in) financing activities	691	(3,851)

Net increase (decrease) in cash and cash equivalents	2,790	(2,907)
Cash and cash equivalents at beginning of year	15,940	13,137

Cash and cash equivalents at end of period	$18,730	$10,230

Supplemental non-cash investing and financing information:
Accrued unissued share-based compensation	$175	$104
Liabilities paid in common stock	$972	$243
Fixed assets acquired on account	$1,063	$—
Finance sale of interest in nonconsolidated affiliate with note receivable	$159	$—
Cash and common stock due to former owners of acquired business	$—	$119
Fair value of common stock issued in business combinations	$—	$82
Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$440	$475
Interest to related parties	$107	$83
Income tax	$402	$539

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015

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

Basis of Presentation:

The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information in this report not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of the Company’s management, are necessary for fair presentation of the condensed consolidated financial statements. The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2015

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to adoption of this amendment, debt issuance costs are required to be presented in the balance sheet as a deferred charge (an asset). ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The provisions of ASU 2015-03 must be applied on a retrospective basis. Management is evaluating the impact that adoption of ASU 2015-03 will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU-2014-09”). ASU 2014-09 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contact, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The provisions of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the update recognized at the date of the initial application along with additional disclosures. ASU 2014-09 is effective for the Company beginning January 1, 2017. Early adoption is not permitted. Management is evaluating the impact that adoption of ASU 2014-09 will have on the Company’s consolidated financial statements. On April 29, 2015, the FASB proposed a one-year delay in the effective date of the new revenue recognition standard for both public and nonpublic entities reporting under GAAP. The FASB proposal to defer the effective date is not yet approved and comments on the proposal are due by May 29, 2015.

Note 2 – Variable Interest Entity

In April 2013, the Company became an equal co-member of a Texas non-profit corporation that has been approved by the Texas Medical Board as a Certified Non-Profit Health Organization (“WNI-DFW”). WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which an entity receives from the third party payer a fixed payment per member per month for a defined patient population, and the entity is then responsible for arranging and/or providing all of the healthcare services required by that patient population. The entity accomplishes this by managing patient care and by contracting with healthcare providers to provide needed healthcare services for the patient population. In such a model, the contracting entity is then responsible for incurring or paying for the cost of healthcare services required by that patient population. The entity generates a net surplus if the cost of all healthcare services provided to the patient population is less than the payments received from the third party payer, and it generates a net deficit if the cost of such services is higher than the payments received. On June 1, 2013, WNI-DFW commenced operations.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2015

(Unaudited)

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

The following table summarizes the carrying amounts of the assets and liabilities of WNI-DFW included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances) (in thousands):

	March 31, 2015	December 31, 2014
	(unaudited)
Current assets:
Cash and cash equivalents	$11,305	$10,169
Accounts receivable	3,849	1,150
Prepaid expenses	45	61
Deferred tax asset	3,755	3,850

Total current assets	$18,954	$15,230

Current liabilities:
Accounts payable	$2,425	$3,517
Other accrued liabilities	12,887	11,506

Total current liabilities	$15,312	$15,023

The assets of WNI-DFW can only be used to settle obligations of WNI-DFW. The creditors of WNI-DFW have no recourse to the general credit of the Company. Upon notification from WNI-DFW, the Company is contractually obligated to fund certain cash requirements of WNI-DFW. In January 2014, as a result of a deficit at WNI-DFW, the Company advanced WNI-DFW $0.7 million.

For the three months ended March 31, 2015 and 2014, WNI-DFW contributed capitated revenue of $23.1 million and $13.2 million, respectively, and income before provision for income taxes of $3.0 million and $0.8 million (after elimination of intercompany transactions), respectively.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2015

(Unaudited)

Estimated Medical Claims Liability

In connection with the operations of WNI-DFW, the Company makes estimates related to incurred but not reported (“IBNR”) medical claims of WNI-DFW. The patient population to which WNI-DFW provides health services has limited medical claims activity from which claims-based actuarial judgments can be made. In addition, the full population is relatively small for precise actuarial determinations. Therefore, in addition to calculating IBNR claims using an actuarial estimate based on historical medical claims activity, management includes an adjustment factor based on broader patient populations deemed to be similar in risk profile to the WNI-DFW managed patient population. If actual results are not consistent with the Company’s estimate, the Company may be exposed to variances in medical services and supplies expense that may be material. At March 31, 2015 and December 31, 2014, the Company has recorded IBNR claims payable of $12.9 million and $11.4 million, respectively, which are included in other accrued liabilities.

Note 3 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

USMD Hospital at Arlington, L.P.	$48,766	46.40%	$49,518	46.40%
USMD Hospital at Fort Worth, L.P.	9,818	30.88%	9,956	30.88%
Other	135	4%-34%	306	4%-34%

	$58,719		$59,780

At March 31, 2015, USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) were significant equity investees, as that term is defined by SEC Regulation S-X Rule 8-03(b)(3). Financial information for USMD Arlington and USMD Forth Worth is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
USMD Arlington:
Revenue	$21,685	$20,061
Income from operations	$4,295	$3,890
Net income	$3,456	$3,203

USMD Fort Worth:
Revenue	$5,740	$8,394
Income from operations	$410	$1,913
Net income	$265	$1,725

Note 4 – Patient Service Revenue

The Company’s patient service revenue by payer is summarized in the table that follows (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$14,081	32.0%	$12,617	28.5%
Medicaid	222	0.5	363	0.8
Managed care and commercial payers	30,015	68.3	30,715	69.5
Self-pay	833	1.9	1,007	2.3

Patient service revenue before provision for doubtful accounts	45,151	102.7	44,702	101.1
Patient service revenue provision for doubtful accounts	(1,200)	(2.7)	(496)	(1.1)

Net patient service revenue	$43,951	100.0%	$44,206	100.0%

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2015

(Unaudited)

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

Balance at December 31, 2014	Provision for Doubtful Accounts Related to Patient Service Revenue	Provision for Doubtful Accounts	Recoveries of Bad Debt, Net of Write- offs	Balance at March 31, 2015

$2,100	1,200	(133)	97	$3,264

Note 5 – Intangible Assets

The components of amortizable intangible assets consist of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$5,246	$(786)	$4,460	$5,246	$(738)	$4,508
Trade names	11,168	(8,976)	2,192	11,168	(8,845)	2,323
Customer relationships	767	(660)	107	767	(596)	171
Noncompete agreements	12,547	(3,259)	9,288	12,547	(2,936)	9,611

	$29,728	$(13,681)	$16,047	$29,728	$(13,115)	$16,613

For the three months ended March 31, 2015 and 2014, aggregate amortization expense of intangible assets totaled $0.6 million and $0.4 million, respectively. Total estimated amortization expense for the Company’s intangible assets through the end of 2015 and during the next five years is as follows (in thousands):

April through December 2015	$1,587
2016	$1,974
2017	$1,972
2018	$1,972
2019	$1,665
2020	$1,415

Note 6 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued payables	$3,407	$3,246
Accrued bonus	1,557	2,000
Other accrued liabilities	1,025	1,078
IBNR claims payable	12,877	11,379
Income taxes payable	565	670

	$19,431	$18,373

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2015

(Unaudited)

Note 7 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31, 2015	December 31, 2014
USMD Holdings, Inc.:
Credit agreement:
Term debt	$7,125	$7,500
Convertible subordinated notes, net of unamortized discount of $2,827 and $2,978 at March 31, 2015 and December 31, 2014, respectively	21,515	21,364
2020 Convertible Notes	3,500	—
Subordinated related party notes payable	3,659	3,831
Other notes payable	196	212
Capital lease obligation	1,040	1,032

	37,035	33,939
Consolidated lithotripsy entities:
Notes payable	1,098	1,228
Capital lease obligations	1,178	1,294

	2,276	2,522

Total long-term debt and capital lease obligations	39,311	36,461
Less: current portion	(3,138)	(3,323)

Long-term debt and capital lease obligations, less current portion	$36,173	$33,138

Convertible Notes Due 2020

Effective March 13, 2015, the Company issued convertible subordinated notes payable in the aggregate principal amount of $3.5 million (the “2020 Convertible Notes”) to four investors. The 2020 Convertible Notes mature on September 1, 2020 and bear interest at a fixed rate of 7.75% per annum. Interest payments are due and payable on the last day of each month and may be paid in cash or in shares of common stock of the Company, as the Company elects. Principal is due in full upon maturity. The Company may prepay the 2020 Convertible Notes, in whole or in part, at any time after March 13, 2016 without penalty. Each noteholder has the right at any time after March 13, 2016 to convert all or any part of the unpaid principal balance of its 2020 Convertible Notes into shares of common stock of the Company at the rate of one share of common stock for each $12.02 of principal. The conversion price will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The conversion option has no cash settlement provisions. The 2020 Convertible Notes are convertible into 291,181 common shares of the Company at a conversion price of $12.02 per share. The indebtedness represented by the 2020 Convertible Notes is expressly subordinate to all senior indebtedness of the Company currently outstanding or incurred in the future, which includes indebtedness in connection with its credit agreement.

The Company evaluated the conversion option embedded in the 2020 Convertible Notes and concluded that it does not meet the criteria for bifurcation and separate accounting as a derivative as it is indexed to the Company’s own stock and, if freestanding, would be classified in stockholders’ equity. Specifically, the variables affecting any adjustment to the conversion price would be inputs to the fair value of a fixed-for-fixed option on equity shares, or are otherwise designed to maintain the economic position of both parties before and after the event that precipitates an adjustment of the conversion price (i.e. merger).

Long-Term Debt Maturities

Maturities of the Company’s long-term debt at March 31, 2015, excluding unamortized debt discounts, are as follows (in thousands):

April through December 2015	$2,343
2016	6,845
2017	1,839
2018	895
2019	24,425
2020	3,528
Thereafter	45

Total	$39,920

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2015

(Unaudited)

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

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated notes	$21,515	$19,842	$21,364	$19,857
Tranche A term debt	$7,125	$7,125	$7,500	$7,500
2020 Convertible Notes	$3,500	$3,500	—	—
Subordinated related party notes	$3,659	$3,533	$3,831	$3,689
Other notes payable	$196	$196	$212	$213
Consolidated lithotripsy entity notes payable	$1,099	$1,099	$1,227	$1,227

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

At March 31, 2015 and December 31, 2014, the carrying value of the Company’s Tranche A term debt approximates fair value due to recent inception of the fixed rate debt. At March 31, 2015, the carrying value of the Company’s 2020 Convertible Notes approximates fair value due to recent inception of the fixed rate debt.

The Company estimates the fair value of its subordinated related party notes using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt (Level 3 fair value measurement). The Company’s consolidated lithotripsy entities enter into term notes for equipment; borrowing rates are based on individual entity creditworthiness. The Company estimates current borrowing rates for the lithotripsy entity notes payable and its other notes payable by adjusting the discount factor of the obligations at the balance sheet date by the variance in borrowing rates between the inception dates and balance sheet date (Level 2 fair value measurement). If the creditworthiness of an individual lithotripsy entity has significantly changed from the debt inception date, management estimates the applicable borrowing rate based on the current facts and circumstances. Quoted market prices are not available for the Company’s notes payable.

Note 9 – Share-Based Payment

Pursuant to the USMD Holdings, Inc. 2010 Equity Compensation Plan, as amended (the “Equity Compensation Plan”), the Company may grant equity awards to employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. The terms of the Equity Compensation Plan provide for the reservation of up to 2.5 million shares of common stock for issuance under the Equity Compensation Plan. At March 31, 2015, the Company had 1.4 million shares available for grant under the Equity Compensation Plan.

Payments in Common Stock

For services rendered as members of the Company’s Board of Directors, the Company has elected to compensate directors in common stock of the Company in lieu of cash. Grant dates occur on the last day of each month and shares granted are fully vested and non-forfeitable. Shares are generally issued in arrears in three month blocks. Pursuant to the Equity Compensation Plan, during the three months ended March 31, 2015, the Company granted to members of its Board of Directors an aggregate 12,532 shares of its common stock for their services as directors during such three month period. The grant date fair value of the shares is $162,000, which is included in other operating expenses on the Company’s statement of operations. On February 20, 2015, in payment of Board of Directors’ compensation earned August 1, 2014 through December 31, 2014, the Company issued to members of the Company’s Board of Directors, 30,724 previously granted shares of its common stock with an aggregate grant date fair value of $273,000.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2015

(Unaudited)

Pursuant to the Company’s Equity Compensation Plan, on March 4, 2015, in payment of certain compensation accrued at December 31, 2014, the Company granted 40,311 shares of its common stock to certain executives and members of senior management. The shares had a grant date fair value of $549,000 and were issued on March 6, 2015.

On March 5, 2015, in payment of salaries deferred in 2014 under the Company’s Salary Deferral Plan, the Company issued 15,700 shares of its common stock to certain executives and members of senior management. The shares had a grant date fair value of $150,000 and were issued pursuant to the Company’s Equity Compensation Plan.

A consultant to the Company has agreed to be partially compensated in common stock for services rendered. Grant dates occur on the last day of each month and shares granted are fully vested and non-forfeitable. Pursuant to the Equity Compensation Plan, during the three months ended March 31, 2015, the Company granted to the consultant 978 shares of common stock with a grant date fair value of $13,000.

Note 10 – Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to the Company’s stockholders by the weighted-average number of common shares outstanding during the period, including fully vested common shares that have been granted, but not yet issued. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Securities that are potentially dilutive to common shares include outstanding stock options and the convertible subordinated notes. Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be antidilutive.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share and the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss attributable to USMD Holdings, Inc. - basic	$(4,662)	$(2,953)
Effect of potentially dilutive securities:
Interest on convertible notes, net of tax	—	—

Net loss attributable to USMD Holdings, Inc. - diluted	$(4,662)	$(2,953)

Denominator:
Weighted-average common shares outstanding	10,246	10,126
Effect of potentially dilutive securities:
Stock options	—	—
Convertible subordinated notes	—	—
2020 Convertible Notes	—	—

Weighted-average common shares outstanding assuming dilution	10,246	10,126

Loss per share attributable to USMD Holdings, Inc.:
Basic	$(0.46)	$(0.29)
Diluted	$(0.46)	$(0.29)

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2015

(Unaudited)

The following table presents the potential shares excluded from the diluted earnings (loss) per share calculation because the effect of including theses potential shares would be antidilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	941	729
Convertible subordinated notes	1,042	1,042
2020 Convertible Notes	291	—

	2,274	1,771

Note 11 – Commitments and Contingencies

Financial Guarantees

As of March 31, 2015, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $18.9 million. The guarantees provide for recourse against the investee; however, if the Company were required to perform under the guarantees, recovery of any amount from investees would be unlikely. The remaining terms of these guarantees range from 21 to 158 months. The Company records a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

Purchase Obligations

In 2014, in connection with a capital lease entered into for newly leased medical office building space at USMD Arlington, the Company entered into an associated arrangement totaling $650,000 for ongoing maintenance of the equipment and software leased. Payments are variable subject to a defined per-use minimum. The arrangement requires 25 quarterly minimum payments of $26,000 beginning three quarters after the equipment is installed and operating; the installation date is currently anticipated to be in July 2015.

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

Gain Contingency - Sale of Interest in Equity Method Investee

Effective January 31, 2015, a subsidiary of the Company sold for $1.6 million its interest in a cancer treatment center that it accounted for under the equity method of accounting. The investment had a carrying value of $159,000. The interest was sold to the other owner of the cancer treatment center. The buyer issued a promissory note to the Company for the $1.6 million sale price; however, the Company concluded that only $159,000 of the note is reasonably assured of collection and has recorded a note receivable in that amount. Once the carrying value of the investment is recovered, the Company will recognize gain on the sale as payments are received. The Company had provided management services to the cancer treatment center under a long term contract and the contract was terminated with the sale of its interest.

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

March 31, 2015

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

Certain subsidiaries of the Company in the ordinary course of business are party to various medical negligence lawsuits and wrongful termination lawsuits. In addition, subsidiaries of the Company have received notices of potential medical loss claims. For lawsuits and claims where the Company can reasonably estimate a range of loss, the Company estimates a reasonably possible range of loss of $0.4 million to $1.5 million. In the remaining lawsuits and the potential claims, the parties are in the early stages of discovery and/or the plaintiffs have not made specific demands for damages. Due to these circumstances, the Company is unable to estimate a reasonably possible range of loss related to these lawsuits and claims. The Company is insured against the claims described above and believes based on the facts known to date that any damage award related to such claims would be recoverable from its insurer.

The Company is subject to various additional claims and legal proceedings that have arisen in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Financial Advisory Commitment

The Company has in place with an investment banking firm a financial advisory services agreement, as amended, (“FAS Agreement”). Under the FAS Agreement, the Company may be obligated to compensate the firm in cash for certain financial transactions, depending on the transaction type and size, in amounts generally equal to the greater of a minimum $1.0 million to $2.5 million, a percentage of the potential transaction value, or a fee to be determined in the future based on prevailing market rates for the services provided, subject to the review and restrictions imposed by the Financial Industry Regulatory Authority as further defined in the FAS Agreement. If the Company enters into a qualifying financial transaction during a one year to thirty month period subsequent to termination of the FAS Agreement, depending on the transaction type and size, the investment banking firm may be entitled to compensation under the terms of the FAS Agreement. The FAS Agreement remains in effect until terminated by either party. As of March 31, 2015, the Company has not closed any transaction for which compensation is due to the investment banking firm.

Operating Lease Commitments

Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

April through December 2015	$9,830
2016	12,043
2017	10,623
2018	9,756
2019	9,250
Thereafter	55,739

Total	$107,241

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2015

(Unaudited)

Note 12 – Related Party Transactions

The Company provides management, clinical and support services to various nonconsolidated affiliates in which it has limited partnership or ownership interests. Management and other services revenue and related accounts receivable from these entities are as follows:

	Management and Other Services Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
	2015	2014	2015	2014
	(in thousands)
USMD Arlington	$2,627	$2,508	$363	$472
USMD Fort Worth	814	1,050	289	300
Other equity method investees	397	541	104	230

	$3,838	$4,099	$756	$1,002

One consolidated lithotripsy entity provides lithotripsy services to USMD Arlington and USMD Fort Worth. For the three months ended March 31, 2015 and 2014, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $0.4 million and $0.5 million, respectively.

The Company leases space from USMD Arlington for certain of its physicians and its Arlington-based cancer treatment center. For the three months ended March 31, 2015 and 2014, the Company recognized rent expense related to USMD Arlington totaling $0.5 million and $0.4 million, respectively.

Note 13 – Subsequent Events

Share-Based Payment

On April 28, 2015, in payment of a portion of compensation deferred by certain physicians in the fourth quarter of 2014, the Company granted and issued 78,368 shares of its common stock to those physicians. The shares had a grant date fair value of $786,000 and were issued pursuant to the Company’s Equity Compensation Plan.

Private Placement

On April 29, 2015, the Company issued convertible subordinated notes due 2020 in the principal amount of $1,550,000 (the “Notes”). The Notes mature on November 1, 2020 and bear interest at a rate of 7.25% per annum. Interest will be paid monthly, in cash or in shares of common stock as the Company elects, on the last day of each month commencing on May 31, 2015. Principal is due in full at maturity. The Company may prepay the Notes, in whole or in part, at any time after April 29, 2016. Each noteholder will have the right at any time after April 29, 2016, prior to the payment in full of the Note, to convert all or any part of the unpaid principal balance of the Note into shares of common stock of the Company at the rate of one share of common stock for each $10.61 of principal. The conversion rate will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The indebtedness represented by the Notes is expressly subordinate to and junior and subject in right of payment to the prior payment in full in cash of all senior indebtedness of the Company, which includes indebtedness in connection with its credit agreement.

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

A subsidiary of USMD is an equal co-member of a Texas non-profit corporation that has been approved by the Texas Medical Board as a Certified Non-Profit Health Organization (“WNI-DFW”). WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting refers to a model where we receive from the third party payer a fixed payment per member per month for a defined patient population to manage the healthcare of that population. In such a model, we are responsible for all cost of care of the population, subject to certain exceptions. WNI-DFW accomplishes this by managing patient care and by contracting with healthcare providers to provide needed healthcare services for the patient population. This population health management model differs from the traditional fee-for-service model where we are paid based on specific services performed. Under this model, the members of WNI-DFW are entitled to any residual amounts and bear the risk of any deficits. Our WNI-DFW co-member is an industry leader in medical risk management and efficient healthcare delivery services. Under our arrangement, our co-member provides administrative services, including a utilization management function that works closely with our case management team. USMD Physician Services provides physician services to the managed patient population. We consolidate the operations of WNI-DFW into our financial statements.

Through other wholly owned subsidiaries, we provide management and operational services to two short-stay hospitals (in Arlington, Texas and Fort Worth, Texas) and provide management and/or operational services to three cancer treatment centers in three states and 22 lithotripsy service providers (i.e., kidney stone treatment) primarily located in the South-Central United States. Of these managed entities, we have limited ownership interests in the two hospitals, two cancer treatment centers and 18 lithotripsy service providers. We consolidate the operations of the 18 lithotripsy service providers into our financial statements. In addition, we wholly own and operate two clinical laboratories, one anatomical pathology laboratory, one cancer treatment center and one lithotripsy service provider, all in the Dallas-Fort Worth, Texas metropolitan area.

We intend to expand our physician-led integrated health system in the North Texas service area, with a specific focus on expansion of our population health management business. Our success is dependent upon our ability to: i) increase the number of physicians and specialists in our system; ii) increase our risk services managed patient populations; iii) expand the service offerings within our physician-led integrated health system – to move from an early-stage integrated health system to a fully integrated health system; iv) reasonably estimate the risk profile of patient populations and accurately document and code patient conditions within those populations; and v) control costs of care. Our near term growth and success is dependent upon our ability to execute our expansion strategy and to organize and successfully assimilate those new components into our healthcare delivery model.

For the periods presented, we had the following operating statistics:

	As of March 31,
	2015	2014
Clinics and other health care facilities operated out of by USMD Physician Services	59	62
Primary care and pediatric physicians employed	128	131
Physician specialists employed	88	84
Capitated membership(v)	9,495	6,881

	Three Months Ended March 31,
	2015	2014
Patient encounters (i)	218,871	221,235
RVU’s (ii)	366,755	365,782
Lab tests (iii)	314,417	279,874
Imaging procedures (iii)	16,459	11,263
Cancer treatment center fractions treated (iii)	8,556	11,190
Lithotripsy cases (iii)	2,210	2,116
Capitated member months (iv)	27,864	18,001

i.	A patient encounter is registered when a patient sees his or her physician.
ii.	Our relative value units (“RVUs”) are equivalent to physician work RVUs as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVUs as measures of physician productivity and utilization. RVUs are also a component of physician compensation.
iii.	Lab tests, imaging procedures, cancer treatment center fractions and lithotripsy cases are all production metrics based on Current Procedural Terminology codes.
iv.	Capitated member months represent the aggregate number of months of healthcare services WNI-DFW has provided to capitated members.
v.	Capitated membership represents the number of members under a capitation arrangement to which we provided healthcare services as of a specified date.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Three Months Ended March 31,				Three Month Variance
	2015		2014		2015 vs. 2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$43,951	57.1%	$44,206	65.0%	$(255)	-0.6%
Capitated revenue	23,071	30.0%	13,218	19.4%	9,853	74.5%
Management and other services revenue	5,068	6.6%	5,827	8.6%	(759)	-13.0%
Lithotripsy revenue	4,856	6.3%	4,759	7.0%	97	2.0%

Net operating revenue	76,946	100.0%	68,010	100.0%	8,936	13.1%

Operating expenses:
Salaries, wages and employee benefits	41,173	53.5%	39,686	58.4%	1,487	3.7%
Medical services and supplies expense	25,044	32.5%	17,740	26.1%	7,304	41.2%
Rent expense	4,056	5.3%	3,712	5.5%	344	9.3%
Provision for doubtful accounts	(133)	-0.2%	(15)	0.0%	(118)	786.7%
Other operating expenses	10,191	13.2%	8,109	11.9%	2,082	25.7%
Depreciation and amortization	2,227	2.9%	1,877	2.8%	350	18.6%

	82,558	107.3%	71,109	104.6%	11,449	16.1%

Loss from operations	(5,612)	-7.3%	(3,099)	-4.6%	(2,513)	81.1%
Other income, net	1,013	1.3%	1,592	2.3%	(579)	-36.4%

Loss before income taxes	(4,599)	-6.0%	(1,507)	-2.2%	(3,092)	205.2%
Benefit for income taxes	(2,019)	-2.6%	(416)	-0.6%	(1,603)	385.3%

Net loss	(2,580)	-3.4%	(1,091)	-1.6%	(1,489)	136.5%
Less: net income attributable to noncontrolling interests	(2,082)	-2.7%	(1,862)	-2.7%	(220)	11.8%

Net loss attributable to USMD Holdings, Inc.	$(4,662)	-6.1%	$(2,953)	-4.3%	$(1,709)	57.9%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (dollars in thousands):

	Three Months Ended March 31,				Three Month Variance
	2015		2014		2015 vs. 2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$35,164	45.7%	$35,617	52.4%	$(453)	-1.3%
Imaging	1,107	1.4%	841	1.2%	266	31.6%
Diagnostic laboratories	3,993	5.2%	3,435	5.1%	558	16.2%
Cancer treatment center	2,709	3.5%	3,568	5.2%	(859)	-24.1%

Total patient encounter based clinic net patient service revenue	42,973	55.8%	43,461	63.9%	(488)	-1.1%
Other physician revenue	978	1.3%	745	1.1%	233	31.3%

	43,951	57.1%	44,206	65.0%	(255)	-0.6%

Capitated revenue	23,071	30.0%	13,218	19.4%	9,853	74.5%

Management and other services revenue:
Hospital management revenue	3,441	4.5%	3,556	5.2%	(115)	-3.2%
Lithotripsy management revenue	350	0.5%	372	0.5%	(22)	-5.9%
Cancer treatment center management revenue	534	0.7%	1,197	1.8%	(663)	-55.4%
Other services revenue	743	1.0%	702	1.0%	41	5.8%

	5,068	6.6%	5,827	8.6%	(759)	-13.0%

Lithotripsy revenue	4,856	6.3%	4,759	7.0%	97	2.0%

Net operating revenue	$76,946	100.0%	$68,010	100.0%	$8,936	13.1%

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

Patient encounter based clinic NPSR decreased $0.5 million or 1.1%, while patient encounters decreased 1.1% and RVUs increased 0.3% for the three months ended March 31, 2015 as compared to the same period in 2014. NPSR per patient encounter remained flat in 2015 as compared to 2014. The increase in RVUs per charge was offset by an unfavorable shift in payer mix. The shift in payer mix was reflected by an increase in utilization by beneficiaries enrolled in government program payer sources from 38% to 41% of gross charges. The $0.9 million decrease at the cancer treatment center is due to a 20% decline in fractions treated at the cancer treatment center. We anticipate downward pricing pressure to negatively impact net patient service revenue at the cancer treatment center during 2015.

Other physician revenue represents non-clinic physician premium payments for quality measures, on-call pay and physician recruitment agreement revenues and increased to $1.0 million for the three months ended March 31, 2015 from $0.7 million during the same period in 2014. The increase is primarily attributable to a $0.3 million increase in premium payments for quality measures offset by a $0.1 million decline in revenue from physician recruitment agreements.

Capitated Revenue

In June 2013, WNI-DFW began operations and we began recording capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue is correlated to capitated membership counts as well as the health risk of the population being managed; the population risk impacts the “per member per month” rate earned. Capitated revenue increased $9.9 million to $23.1 million for the three months ended March 31, 2015 from $13.2 million during the same period in 2014. The increase in membership counts at WNI-DFW resulted in an increase of $7.2 million and an increase in the risk score assigned to our managed Medicare Advantage population resulted in an increase of $2.6 million. We anticipate increasing our capitated member counts through WNI-DFW and other entities focused on the Medicare Advantage market as we execute our strategy to move from an early-stage integrated health system to a fully integrated health system. During 2014, we invested in resources intended to improve the accuracy of physician documentation and coding of patient conditions. We believe these efforts have resulted in a more accurate assessment by the Centers for Medicare and Medicaid Services of the risk score of our managed Medicare Advantage population.

Management and Other Services Revenue

Management services revenue includes revenue earned through the provision of management and support services to our nonconsolidated managed entities and is generated through our management of hospitals, lithotripsy centers and cancer treatment centers. Management and other services revenue decreased 13.0% to $5.1 million for the three months ended March 31, 2015 from $5.8 million during the same period in 2014 for the reasons noted below.

Hospital management revenue earned from USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) decreased $0.1 million or 3.2% primarily as a result of an unfavorable shift to a lower acuity surgical case mix at the hospitals and an unfavorable change in commercial versus government payer mix.

Cancer treatment center management revenue decreased $0.7 million or 55.4% in 2015 as compared to 2014. We earn cancer treatment center management revenue by charging the cancer treatment center a contracted management fee that is based on a percentage of the managed entity’s account collections, net income, a combination of collections and net income, or a fixed monthly fee and reimbursement of variable support costs. We negotiate the management fee with each cancer treatment center and the fee differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of cancer treatment center management revenue. In 2014, contractual management arrangements with three cancer treatment centers were terminated and in January 2015, a contractual management arrangement with one additional cancer treatment center was terminated. The net effect of the contract terminations and the opening of new cancer treatment centers resulted in a $0.6 million decrease in consolidated cancer treatment center management revenue for the three months ended March 31, 2015 as compared to 2014. Same facility cancer center collections declined 14%, contributing $0.1 million to the decline. Same facility year over year individual entity contractual rates did not change in 2015 as compared to 2014 rates.

Lithotripsy Revenue

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which increased 2.0% to $4.9 million for the three months ended March 31, 2015 from $4.8 million during the same period in 2014. Lithotripsy entity case counts increased 4.4% resulting in an increase in lithotripsy revenue of $0.2 million in 2015 as compared to 2014. A decrease in the average aggregate contract rate for the consolidated lithotripsy entities, due to shifts in utilization and negotiated rate changes year over year, resulted in a $0.1 million decline. We anticipate downward pricing pressure to continue to negatively impact lithotripsy revenue during 2015.

Operating Expenses

Salaries, wages and employee benefits increased $1.5 million to $41.2 million for the three months ended March 31, 2015 from $39.7 million during the same period in 2014. Physician and physician extenders salary expense increased $1.5 million primarily due to the new physician compensation model. Effective July 2014, we entered into a new compensation model with our physicians that we believe will increase physician productivity, quality and profitability. Full implementation of the terms of the new compensation model is anticipated to occur in January 2016. During that interim period, we will continue to incur higher physician salaries relative to the historical run rate. In the fourth quarter of 2014, we outsourced the majority of our revenue cycle function. As a result, for the three months ended March, 31, 2015, salaries expense was reduced by $0.8 million as compared to the same period in 2014. Employee benefit costs increased $0.3 million and non-physician salary expense increased $0.5 million excluding reductions associated with the revenue cycle outsourcing

Medical services and supplies expense includes external medical claims costs associated with population health management (WNI-DFW) as well as medical supplies and services associated with all patients, such as drugs, medications and general medical supplies. Due primarily to the operations at WNI-DFW, medical services and supplies expense increased $7.3 million to $25.0 million for three months ended March 31, 2015 from $17.7 million during the same period in 2014. WNI-DFW membership counts have increased substantially since March 2014, contributing to an increase in the related medical expense of $5.9 million to $17.9 million for the three months ended March 31, 2014 from $11.9 million during the same period in 2014. Medical services expense of WNI-DFW includes the direct medical cost of caring for the patient population including incurred but not reported (“IBNR”) medical claims. In addition, as compared to the first quarter of 2014, the number of oncology cases increased, many of which required certain high-cost oncology drugs, which comprised the majority of an increase in drug expense of $1.1 million. The remaining increase of $0.3 million is primarily due to an increase in medical supplies expense.

Rent expense increased 9.3% to $4.1 million for the three months ended March 31, 2015 from $3.7 million during the same period in 2014 due to an increase in leased square footage offset by a $0.1 million decrease in equipment lease expense.

Other operating expenses consist primarily of management fees, consulting and professional fees, purchased services, repairs and maintenance, utilities and other expense. For the three months ended March 31, 2015, other operating expenses increased $2.1 million to $10.2 million from $8.1 million during the same period in 2014. The increase is primarily related to a $1.2 million increase in medical management and administrative fees incurred at WNI-DFW. As WNI-DFW member counts and revenues grow, and as WNI-DFW gains efficiencies in its provision of care coordination and overall medical management services, we anticipate that medical management fees incurred at WNI-DFW will continue to increase. In addition, in 2015, we incurred $0.9 million of expense related to the outsourcing of our revenue cycle process that began in November 2014.

Depreciation and amortization increased $0.3 million for three months ended March 31, 2015 as compared to the same period in 2014, primarily due to 2014 fixed asset additions.

Other Income, net

Other income, net decreased 36.4% to $1.0 million for the three months ended March 31, 2015 from $1.6 million during the same period in 2014 as a result of a $0.5 million decrease in equity in income of nonconsolidated affiliates and a $0.1 million increase in net interest expense.

The decrease in equity in income of nonconsolidated entities was the result of a $0.4 million decrease in the equity in income of USMD Fort Worth related to decreased profitability at USMD Fort Worth offset by a $0.1 million increase related to increased profitability at USMD Arlington. In addition, comparative equity in income of the remaining nonconsolidated affiliates decreased $0.2 million, primarily due to the January 2015 sale of our ownership interest in a cancer treatment center.

Income Tax Benefit

Our effective tax rates were 43.9% and 27.7% for the three months ended March 31, 2015 and 2014, respectively. The most significant variances in the underlying components of the tax benefit are the smaller pre-tax loss in 2014 and a larger impact on the 2014 income tax benefit of recording the benefit using the estimated annual effective tax rate. The smaller pre-tax loss in 2014 causes components of the benefit to have a larger impact on the effective tax rate.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-USMD ownership interests in our consolidated entities. Net income attributable to noncontrolling interests increased $0.2 million to $2.1 million for the three months ended March 31, 2015 from $1.9 million in 2014. The change is related to an increase in net income of the consolidated lithotripsy entities.

Liquidity and Capital Resources

Our principal uses of cash are for working capital requirements, debt obligations and capital expenditures. Our primary sources of liquidity include existing cash, cash flows from operations including distributions from USMD Arlington and USMD Fort Worth and borrowings under our revolving credit facility. Distributions from USMD Arlington and USMD Fort Worth can vary materially depending on hospital profitability and the individual cash requirements of the hospital. At March 31, 2015, we had $5.4 million of cash and cash equivalents available for general corporate purposes. This amount is net of $13.3 million of cash held by consolidated entities that is only available for use by the specific consolidated entity. We believe these sources of cash will be adequate to fund our working capital requirements, debt service obligations, ongoing capital expenditures and other ongoing cash needs until 2019, when certain convertible subordinated notes are due. Significant capital expenditures, including expansion related capital expenditures, may be financed with debt or capital lease, funded with borrowings under the revolving credit facility or paid for with existing cash. Our consolidated lithotripsy entities have historically secured bank debt or capital leases to finance the acquisition of lithotripter and related equipment.

Under certain circumstances we utilize our common stock as a form of liquidity, primarily in payment of certain compensation and when acquiring physician practices. The physician compensation model allows for up to 25% of the base salary of certain physicians to be deferred under certain conditions, and later paid in cash, our common stock, or a combination of both. The payment of deferred amounts in cash, if any, will occur within 45 days of the end of a given quarter and as soon as reasonably practicable following the end of the quarter if paid in common stock, if any, subject to compliance with law.

On May 5, 2014, our Board of Directors approved and established the Salary Deferral Plan (the “Deferral Plan”). Participation in the Deferral Plan is limited to certain of our executives and permits us to defer the payment of a predetermined portion of a participant’s base salary each calendar quarter. The plan administrator will decide after the end of each quarter whether deferred amounts will be paid in the form of cash, shares of common stock or a combination of both. The payment of deferred amounts in cash, if any, will occur within 45 days of the end of a given quarter and on or prior to March 14 of the following calendar year if paid in common stock, if any, subject to compliance with law.

Shares of common stock issued pursuant the Deferral Plan or in payment of deferred physician compensation will be issued from the shares of common stock authorized for issuance under the USMD Holdings, Inc. 2010 Equity Compensation Plan, as amended.

Our credit agreement provides for a revolving credit facility (“Revolver”) commitment of up to $10.0 million through December 21, 2016. The Revolver is available for working capital needs and capital expenditures (up to $1.5 million per year), both subject to certain criteria. At March 31, 2015, we had no borrowings under the Revolver and $5.8 million was available to borrow under the Revolver. As we continue to execute our strategy to expand our physician-led integrated health system, we will continue to incur acquisition, integration and infrastructure investment costs. Acquisitions and significant expansion may be financed with our equity, existing cash and/or additional debt. As our business model matures, we believe cash flows from operations will provide the cash flow necessary to support integration costs and infrastructure investment. However, certain growth plans and infrastructure investment may be curtailed depending upon the availability of cash and additional sources of financing. In addition, our WNI-DFW joint venture may require cash advances from us.

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

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,580)	$(1,091)
Net loss to net cash reconciliation adjustments	3,897	704
Change in operating assets and liabilities, net of effects of business combinations	968	1,706

Net cash provided by operating activities	2,285	1,319

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	—	(46)
Capital expenditures	(276)	(406)
Payments received on note receivable for the sale of ownership interests	87	—
Proceeds from sale of property and equipment	3	77

Net cash used in investing activities	(186)	(375)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,500	—
Payments on long-term debt and capital lease obligations	(639)	(1,314)
Principal payments on related party long-term debt	(172)	(157)
Payment of debt issuance costs	(11)	(62)
Distributions to noncontrolling interests, net of contributions	(1,987)	(2,318)

Net cash provided by (used in) financing activities	691	(3,851)

Net increase (decrease) in cash and cash equivalents	2,790	(2,907)
Cash and cash equivalents at beginning of year	15,940	13,137

Cash and cash equivalents at end of period	$18,730	$10,230

Operating Activities

For the three months ended March 31, 2015, we had cash flows from current liabilities of $6.4 million that were partially offset by cash used for current assets of $5.8 million.

During the three months ended March 31, 2015, we had cash flows of $4.7 million from accrued payroll and $1.8 million from accounts payable and other accrued liabilities. Cash flows from accrued payroll are primarily due to $2.0 million of medical claims payable related to our self-insured employee medical benefit plan that began in January 2015. In addition, there were cash flows of $2.7 million from accrued payroll taxes and other accrued payroll due to increases in the account balances. During the quarter, $0.7 million of employee compensation accrued at December 31, 2014 was paid with shares of our common stock. Cash flows from other accrued liabilities and accounts payable are primarily due to a $1.5 million increase in WNI-DFW IBNR claims payable.

During the period, accounts receivable, net increased $3.6 million. WNI-DFW accounts receivable increased $2.7 million primarily for receivables related to increases in the risk score of the health management population. We expect WNI-DFW accounts receivable to increase through the first half of 2015. An increase in accounts receivable derived from net patient service revenue is related to the outsourcing of our revenue cycle function beginning in the fourth quarter of 2014. The service provider is extending collection efforts in an attempt to increase collections and reduce write-offs. The effect of extending collection efforts is an increase in accounts receivable and provision for doubtful accounts derived from net patient service revenue. Average days outstanding for accounts receivable derived from net patient service revenue increased to 47 days at March 31, 2015 from 39 days at December 31, 2014. These increases were offset by a $0.9 million decrease in other accounts receivable.

Prepaid expenses and other assets increased $1.8 million primarily due to a $1.4 million increase in prepaid federal income tax. Inventory decreased $0.6 million primarily due to a decrease in oncology drug inventory.

Investing Activities

During 2014, we entered into a lease agreement with USMD Arlington (a nonconsolidated affiliate) to lease space that is being built out as an Independent Diagnostic Testing Facility (“IDTF”). Construction began in 2015 and we have been billed $1.1 million for construction of the IDTF. This amount is in other accrued liabilities at March 31, 2015 and is a non-cash activity for the three months ended March 31, 2015. We anticipate total capital expenditures of $1.7 million for the IDTF and expect it to open in the third quarter of 2015.

Financing Activities

During 2014, we paid down a significant amount of term debt associated with our credit agreement. As a result, payments on long-term debt were lower during the three months ended March 31, 2015 as compared to the same period in 2014. We expect our debt payments to be lower in 2015 than in 2014. Our $24.3 million and $3.5 million convertible subordinated notes payable are due in 2019 and 2020, respectively.

Effective March 13, 2015, we issued convertible subordinated notes payable in the aggregate principal amount of $3.5 million (the “2020 Convertible Notes”) to four investors. The 2020 Convertible Notes mature on September 1, 2020 and bear interest at a fixed rate of 7.75% per annum. Interest payments are due and payable on the last day of each month and may be paid in cash or in shares of our common stock, as we elect. Principal is due in full upon maturity. We may prepay the 2020 Convertible Notes, in whole or in part, at any time after March 13, 2016 without penalty. Each noteholder has the right at any time after March 13, 2016 to convert all or any part of the unpaid principal balance of its 2020 Convertible Notes into shares of our common stock at the rate of one share of common stock for each $12.02 of principal. The conversion price will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions.

Private Placement

On April 29, 2015, we issued convertible subordinated notes due 2020 in the principal amount of $1,550,000 (the “Notes”). The Notes mature on November 1, 2020 and bear interest at a rate of 7.25% per annum. Interest will be paid monthly, in cash or in shares of our common stock as we elect, on the last day of each month commencing on May 31, 2015. Principal is due in full at maturity. We may prepay the Notes, in whole or in part, at any time after April 29, 2016. Each noteholder will have the right at any time after April 29, 2016, prior to the payment in full of the Note, to convert all or any part of the unpaid principal balance of the Note into shares of our common stock at the rate of one share of common stock for each $10.61 of principal. The conversion rate will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The indebtedness represented by the Notes is expressly subordinate to and junior and subject in right of payment to the prior payment in full in cash of all our senior indebtedness, which includes indebtedness in connection with our credit agreement.

Credit Agreement

For the principal terms of the credit agreement and our other debt, see Note 10, Long-Term Debt and Capital Lease Obligations in our December 31, 2014 Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K.

Our Southwest Bank credit agreement, as amended (the “Credit Agreement”) contains a number of covenants that, among other things, limit or restrict the ability of USMD Holdings, Inc. and its wholly owned subsidiaries to dispose of assets, incur additional indebtedness, make dividend and other restricted payments, create liens securing other indebtedness and enter into restrictive agreements. We are subject to financial covenants that require USMD Holdings, Inc. and its wholly owned subsidiaries to maintain a fixed charge coverage ratio of at least 1.25:1.00 and a senior leverage ratio no greater than 1.50:1.00, each calculated quarterly for the previous four consecutive fiscal quarters. However, not more than once during any period of four consecutive fiscal quarters, we are permitted to maintain compliance with our financial covenants if the fixed charge coverage ratio is at least 1.00:1.00 and the senior leverage ratio is no greater than 1.75:1.00. As of March 31, 2015, we were in compliance with our Credit Agreement covenant requirements. The obligations under the Credit Agreement are secured by substantially all of the assets of USMD Holdings, Inc. and its wholly owned subsidiaries, subject to certain exceptions.

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

As of March 31, 2015, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $18.9 million. The guarantees provide for recourse against the investee; however, if we are required to perform under one or more guarantees, recovery of any amount would be unlikely. The remaining terms of these guarantees range from 21 to 158 months. We record a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe it is not probable that we will have to perform under these agreements.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies and Pronouncements, to the December 31, 2014 consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data in our Annual Report on Form 10-K filed with the SEC on April 15, 2015. Those significant accounting policies that we consider to be the most critical to aid in fully understanding and evaluating reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K.

Subsequent to the filing of our 2014 Annual Report on Form 10-K, there have been no material changes to our critical accounting policies.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Description of Business, Basis of Presentation and Recently Issued Accounting Pronouncements to our March 31, 2015 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the identification of material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, management concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures remained not effective.

Changes in Internal Control over Financial Reporting

During our evaluation of the effectiveness of internal controls over financial reporting as of December 31, 2014, our management identified material weaknesses in the areas of Financial Statement Close and Reporting and Impairment Testing of Goodwill. Mitigating controls addressing both material weaknesses are being designed and implemented in accordance with our remediation plan. The status of our remediation plan is as follows:

Financial Close and Reporting

•	Account Reconciliations: We re-implemented procedures for effective and timely reconciliations of balance sheet accounts, including independent review and approval.

•	Journal Entry Review: We have begun to establish the population parameters of manual journal entries requiring review, and plan to redefine procedures to ensure effective and timely review and approval.

•	Accrued Liabilities: We have re-configured system reporting parameters to enhance the completeness of the system reports utilized in our search for unrecorded liabilities process and we modified the timing and frequency of the performance of our search for unrecorded liabilities control.

Impairment Testing of Goodwill

We plan to incorporate historical actual vs. forecast data into our valuation models and further develop and utilize sensitivity analyses to determine the relative achievability of our forecasts. In addition, management plans to enhance controls surrounding the verification of inputs to the valuation models.

The implementation of our remediation plan is ongoing as of March 31, 2015. All controls designed and implemented as part of our remediation plan will be tested during the year as part of our Section 404 compliance program.

Other than the remediation plan actions identified above, there have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 11 - Commitments and Contingencies in our March 31, 2015 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

Described in Item 3.02 of our Form 8-K filed April 2, 2015 with the Securities and Exchange Commission.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Form of 7.75% Convertible Subordinated Note due 2020 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on April 2, 2015).

4.2	Form of 7.25% Convertible Subordinated Note due 2020 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on May 1, 2015).

10.1	Amendment No. 7 to Credit Agreement dated March 13, 2015 by and among Registrant, certain other borrowers, and Southwest Bank as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 2, 2015).

10.2	Amendment No. 8 to Credit Agreement dated April 29, 2015 by and among Registrant, certain other borrowers, and Southwest Bank as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 1, 2015).

10.3

Letter of Engagement dated April 24, 2015 by and between Registrant and Rudish Consulting Services, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 14, 2015)

31.1*	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Carolyn P. Jones, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Carolyn P. Jones, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Carolyn Jones

Carolyn Jones, Chief Financial Officer

(On behalf of registrant and as Principal Financial Officer)

Date: May 15, 2015