Form 10-Q
period 2015-06-30
USMD Holdings, Inc.
filed 2015-08-13
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The registrant had 10,373,125 shares of common stock outstanding as of August 5, 2015.

USMD HOLDINGS, INC.

PART 1 – FINANCIAL INFORMATION

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS(1)
Current assets:
Cash and cash equivalents	$15,469	$15,940
Accounts receivable, net of allowance for doubtful accounts of $2,097 and $2,100 at June 30, 2015 and December 31, 2014, respectively	30,623	24,673
Inventories	2,188	2,512
Deferred tax assets, net	6,083	5,873
Prepaid expenses and other current assets	7,288	4,466

Total current assets	61,651	53,464
Property and equipment, net	20,434	20,796
Investments in nonconsolidated affiliates	59,117	59,780
Goodwill	97,836	97,836
Intangible assets, net	15,498	16,613
Other assets	147	159

Total assets	$254,683	$248,648

LIABILITIES(2) AND EQUITY
Current liabilities:
Accounts payable	$10,344	$7,708
Accrued payroll	19,261	13,816
Other accrued liabilities	17,248	18,373
Other current liabilities	464	606
Current portion of long-term debt	2,030	2,040
Current portion of related party long-term debt	744	746
Current portion of capital lease obligations	524	537

Total current liabilities	50,615	43,826
Other long-term liabilities	2,508	1,888
Deferred compensation payable	4,311	4,491
Long-term debt, less current portion	32,393	28,264
Related party long-term debt, less current portion	3,440	3,085
Capital lease obligations, less current portion	1,562	1,789
Deferred tax liabilities, net	19,143	20,127

Total liabilities	113,972	103,470
Commitments and contingencies
Equity:
USMD Holdings, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 10,346,361 and 10,181,258 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	103	102
Additional paid-in capital	162,675	160,458
Accumulated deficit	(25,520)	(18,750)
Accumulated other comprehensive loss	(2)	(2)

Total USMD Holdings, Inc. stockholders’ equity	137,256	141,808
Noncontrolling interests in subsidiaries	3,455	3,370

Total equity	140,711	145,178

Total liabilities and equity	$254,683	$248,648

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
(1) Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Cash and cash equivalents	$6,869	$10,169
Accounts receivable	6,488	1,150
Prepaid expenses	115	61
Deferred tax asset	3,753	3,850

Total current assets	$17,225	$15,230

The assets of the consolidated VIE can only be used to settle the obligations of the VIE.

(2) Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Accounts payable	$2,472	$3,517
Other accrued liabilities	11,375	11,506

Total current liabilities	$13,847	$15,023

The liabilities of the consolidated VIE are obligations of the VIE and the creditors have no recourse to USMD Holdings, Inc.

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Patient service revenue	$48,367	$45,566	$93,518	$90,268
Provision for doubtful accounts related to patient service revenue	(1,138)	(767)	(2,338)	(1,263)

Net patient service revenue	47,229	44,799	91,180	89,005
Capitated revenue	24,020	15,642	47,091	28,860
Management and other services revenue	5,181	6,286	10,249	12,113
Lithotripsy revenue	5,411	5,429	10,267	10,188

Net operating revenue	81,841	72,156	158,787	140,166

Operating expenses:
Salaries, wages and employee benefits	42,429	41,142	83,938	80,828
Medical services and supplies expense	25,972	18,282	51,016	36,022
Rent expense	4,108	3,963	8,164	7,675
Provision for doubtful accounts	14	63	(119)	48
Other operating expenses	10,201	8,780	20,055	16,889
Depreciation and amortization	2,024	10,299	4,251	12,176

Total operating expenses	84,748	82,529	167,305	153,638

Loss from operations	(2,907)	(10,373)	(8,518)	(13,472)
Other income (expense):
Interest expense, net	(750)	(721)	(1,493)	(1,393)
Equity in income of nonconsolidated affiliates, net	2,757	3,255	4,513	5,519
Other gain	51	—	51	—

Total other income, net	2,058	2,534	3,071	4,126

Loss before income taxes	(849)	(7,839)	(5,447)	(9,346)
Benefit for income taxes	(1,184)	(3,907)	(3,203)	(4,323)

Net income (loss)	335	(3,932)	(2,244)	(5,023)
Less: net income attributable to noncontrolling interests	(2,444)	(2,451)	(4,526)	(4,313)

Net loss attributable to USMD Holdings, Inc.	$(2,109)	$(6,383)	$(6,770)	$(9,336)

Loss per share attributable to USMD Holdings, Inc.
Basic	$(0.20)	$(0.63)	$(0.66)	$(0.92)
Diluted	$(0.20)	$(0.63)	$(0.66)	$(0.92)
Weighted average common shares outstanding
Basic	10,355	10,149	10,300	10,138
Diluted	10,355	10,149	10,300	10,138

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	USMD Holdings, Inc. Common Stockholders’ Equity
	Common Stock		Additional	Accumulated Other		Total USMD	Noncontrolling
	Shares Outstanding	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Holdings, Inc.	Interests in Subsidiaries	Total Equity
Balance at December 31, 2014	10,181	$102	$160,458	$(2)	$(18,750)	$141,808	$3,370	$145,178
Net income (loss)	—	—	—	—	(6,770)	(6,770)	4,526	(2,244)
Share-based payment expense - stock options	—	—	461	—	—	461	—	461
Common stock issued for payment of 2014 accrued compensation	165	1	1,756	—	—	1,757	—	1,757
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(4,441)	(4,441)

Balance at June 30, 2015	10,346	$103	$162,675	$(2)	$(25,520)	$137,256	$3,455	$140,711

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,244)	$(5,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	2,219	1,311
Depreciation and amortization	4,251	12,176
Accretion of debt discount and amortization of debt issuance costs	364	324
(Gain) loss on sale or disposal of assets, net	(18)	215
Gain on sale of ownership interests in nonconsolidated affiliates	(51)	—
Equity in income of nonconsolidated affiliates, net	(4,513)	(5,519)
Distributions from nonconsolidated affiliates	5,017	8,097
Share-based payment expense	1,109	1,115
Deferred income tax benefit	(1,194)	(5,848)
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(8,169)	(394)
Inventories	324	60
Prepaid expenses and other assets	(2,822)	(106)
Current liabilities	7,693	4,389
Other noncurrent liabilities	440	(105)

Net cash provided by operating activities	2,406	10,692

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	—	(80)
Capital expenditures	(2,070)	(576)
Payments received for the sale of ownership interests in nonconsolidated affiliates	210	—
Proceeds from sale of property and equipment	18	77

Net cash used in investing activities	(1,842)	(579)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,350	—
Payments on long-term debt and capital lease obligations	(1,279)	(7,626)
Proceeds from issuance of related party long-term debt	700	—
Principal payments on related party long-term debt	(347)	(157)
Payment of debt issuance costs	(18)	(151)
Release of restricted cash	—	5,000
Capital contributions from noncontrolling interests	—	119
Distributions to noncontrolling interests	(4,441)	(4,176)

Net cash used in financing activities	(1,035)	(6,991)

Net increase (decrease) in cash and cash equivalents	(471)	3,122
Cash and cash equivalents at beginning of year	15,940	13,137

Cash and cash equivalents at end of period	$15,469	$16,259

Supplemental non-cash investing and financing information:
Accrued unissued share-based compensation	$648	$271
Liabilities paid in common stock	$1,757	$244
Fixed assets acquired on account	$230	$47
Equipment acquired through debt financing	$474	$—
Finance sale of interest in nonconsolidated affiliate with note receivable	$159	$—
Fair value of common stock issued in business combinations	$—	$167
Fair value of assets acquired in business combinations, excluding cash	$—	$247
Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$957	$939
Interest to related parties	$193	$83
Income tax	$771	$1,720

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

Through its subsidiaries and affiliates, the Company provides healthcare services to patients and management and operational services to hospitals and other healthcare service providers. The Company provides healthcare services to patients in physician clinics, hospitals and other healthcare facilities, including cancer treatment centers and anatomical pathology and clinical laboratories. A wholly owned subsidiary of the Company is the sole member of a Texas Certified Non-Profit Health Organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, the Company provides management and operational services to two general acute care hospitals in the Dallas-Fort Worth, Texas metropolitan area and provides management and/or operational services to three cancer treatment centers in three states and 21 lithotripsy service providers (i.e., kidney stone treatment) primarily located in the South-Central United States. Of these managed entities, the Company has minority ownership interests in the two hospitals, one cancer treatment center and 19 lithotripsy service providers. The Company consolidates the operations of 17 lithotripsy service providers into its financial statements. In addition, the Company wholly owns and operates two clinical laboratories, one anatomical pathology laboratory, one cancer treatment center and two lithotripsy service providers in the Dallas-Fort Worth, Texas metropolitan area.

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

June 30, 2015

(Unaudited)

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

On April 29, 2015, the FASB proposed a one-year delay in the effective date of the new revenue recognition standard for both public and nonpublic entities reporting under GAAP. On July 9, 2015, the FASB reaffirmed the guidance in its April 2015 proposed ASU. As a result of the deferral, ASU 2014-09 will be effective for the Company beginning January 1, 2018, with early application permitted beginning January 1, 2017. The FASB has not yet issued a final ASU related to this proposed deferral. Management is evaluating the impact that adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

Note 2 – Variable Interest Entity

In April 2013, the Company became an equal co-member of a Texas non-profit corporation that has been approved by the Texas Medical Board as a Certified Non-Profit Health Organization (“WNI-DFW”). WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting refers to a population health management model in which an entity receives from the third party payer a fixed payment per member per month for a defined patient population, and the entity is then responsible for arranging and/or providing all of the healthcare services required by that patient population. The entity accomplishes this by managing patient care and by contracting with healthcare providers to provide needed healthcare services for the patient population. In such a model, the contracting entity is then responsible for incurring or paying for the cost of healthcare services required by that patient population. The entity generates a net surplus if the cost of all healthcare services provided to the patient population is less than the payments received from the third party payer, and it generates a net deficit if the cost of such services is higher than the payments received. On June 1, 2013, WNI-DFW commenced operations.

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

June 30, 2015

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

The following table summarizes the carrying amounts of the assets and liabilities of WNI-DFW included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances) (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)
Current assets:
Cash and cash equivalents	$6,869	$10,169
Accounts receivable	6,488	1,150
Prepaid expenses	115	61
Deferred tax asset	3,753	3,850

Total current assets	$17,225	$15,230

Current liabilities:
Accounts payable	$2,472	$3,517
Other accrued liabilities	11,375	11,506

Total current liabilities	$13,847	$15,023

The assets of WNI-DFW can only be used to settle obligations of WNI-DFW. The creditors of WNI-DFW have no recourse to the general credit of the Company. Upon notification from WNI-DFW, the Company is contractually obligated to fund certain cash requirements of WNI-DFW.

For the three and six months ended June 30, 2015, WNI-DFW contributed capitated revenue of $24.0 million and $47.1 million, respectively, and income before provision for income taxes of $3.0 million and $6.0 million (after elimination of intercompany transactions), respectively. For the three and six months ended June 30, 2014, WNI-DFW contributed capitated revenue of $15.6 million and $28.9 million, respectively, and income before provision for income taxes of $2.6 million and $3.4 million, respectively (after elimination of intercompany transactions).

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2015

(Unaudited)

Estimated Medical Claims Liability

In connection with the operations of WNI-DFW, the Company makes estimates related to incurred but not reported (“IBNR”) medical claims of WNI-DFW. The patient population to which WNI-DFW provides health services has limited medical claims activity from which claims-based actuarial judgments can be made. In addition, the full population is relatively small for precise actuarial determinations. Therefore, in addition to calculating IBNR claims using an actuarial estimate based on historical medical claims activity, management includes an adjustment factor based on broader patient populations deemed to be similar in risk profile to the WNI-DFW managed patient population. If actual results are not consistent with the Company’s estimate, the Company may be exposed to variances in medical services and supplies expense that may be material. At both June 30, 2015 and December 31, 2014, the Company has recorded IBNR claims payable of $11.4 million, which is included in other accrued liabilities.

Note 3 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

USMD Hospital at Arlington, L.P.	$49,099	46.40%	$49,518	46.40%
USMD Hospital at Fort Worth, L.P.	9,882	30.88%	9,956	30.88%
Other	136	3%-34%	306	4%-34%

	$59,117		$59,780

At June 30, 2015, USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) were significant equity investees, as that term is defined by SEC Regulation S-X Rule 8-03(b)(3). Financial information for USMD Arlington and USMD Forth Worth is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
USMD Arlington:
Revenue	$24,738	$23,491	$46,423	$43,552
Income from operations	$5,961	$5,907	$10,256	$9,797
Net income	$5,753	$5,113	$9,209	$8,316

USMD Fort Worth:
Revenue	$5,766	$10,150	$11,506	$18,544
Income from operations	$382	$2,472	$792	$4,385
Net income	$239	$2,285	$504	$4,010

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2015

(Unaudited)

Note 4 – Patient Service Revenue

The Company’s patient service revenue by payer is summarized in the table that follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$15,369	32.5%	$14,051	31.4%	$29,450	32.3%	$26,668	30.0%
Medicaid	224	0.5	371	0.8	446	0.5	734	0.8
Managed care and commercial payers	31,931	67.6	30,374	67.8	61,946	67.9	61,089	68.6
Self-pay	843	1.8	770	1.7	1,676	1.8	1,777	2.0

Patient service revenue before provision for doubtful accounts	48,367	102.4	45,566	101.7	93,518	102.6	90,268	101.4
Patient service revenue provision for doubtful accounts	(1,138)	(2.4)	(767)	(1.7)	(2,338)	(2.6)	(1,263)	(1.4)

Net patient service revenue	$47,229	100.0%	$44,799	100.0%	$91,180	100.0%	$89,005	100.0%

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

Balance at December 31, 2014	Provision for Doubtful Accounts Related to Patient Service Revenue	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at June 30, 2015

$2,100	2,338	(119)	(2,222)	$2,097

Note 5 – Intangible Assets

The components of amortizable intangible assets consist of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$5,246	$(834)	$4,412	$5,246	$(738)	$4,508
Trade names	11,168	(9,108)	2,060	11,168	(8,845)	2,323
Customer relationships	767	(724)	43	767	(596)	171
Noncompete agreements	12,547	(3,564)	8,983	12,547	(2,936)	9,611

	$29,728	$(14,230)	$15,498	$29,728	$(13,115)	$16,613

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2015

(Unaudited)

For the three and six months ended June 30, 2015, aggregate amortization expense of intangible assets totaled $0.5 million and $1.1 million, respectively. For the three and six months ended June 30, 2014, aggregate amortization expense of intangible assets totaled $8.9 million and $9.3 million, respectively, including an $8.4 million impairment loss. Total estimated amortization expense for the Company’s intangible assets through the end of 2015 and during the four succeeding years is as follows (in thousands):

July through December 2015	$1,030
2016	$1,974
2017	$1,972
2018	$1,972
2019	$1,665

Note 6 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued payables	$2,702	$3,246
Accrued bonus	1,677	2,000
Other accrued liabilities	1,014	1,078
IBNR claims payable	11,368	11,379
Income taxes payable	487	670

	$17,248	$18,373

Note 7 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Holdings:
Credit Agreement:
Tranche A term loan	$6,750	$7,500
Convertible subordinated notes due 2019, net of unamortized discount of $2,673 and $2,978 at June 30, 2015 and December 31, 2014, respectively	21,669	21,364
Convertible subordinated notes due 2020 (including $700 related party notes)	5,050	—
Subordinated related party notes payable	3,484	3,831
Other loans payable	180	212
Capital lease obligations	1,036	1,032

	38,169	33,939
Consolidated lithotripsy entities:
Notes payable	1,474	1,228
Capital lease obligations	1,050	1,294

	2,524	2,522

Total long-term debt and capital lease obligations	40,693	36,461
Less: current portion	(3,298)	(3,323)

Long-term debt and capital lease obligations, less current portion	$37,395	$33,138

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2015

(Unaudited)

Convertible Subordinated Notes Due 2020

On April 29, 2015, the Company issued convertible subordinated notes in the aggregate principal amount of $1,550,000 (the “2020-11 Convertible Notes”) to seven investors. The 2020-11 Convertible Notes mature on November 1, 2020 and bear interest at a rate of 7.25% per annum. Interest will be paid monthly, in cash or in shares of common stock as the Company elects, on the last day of each month commencing on May 31, 2015. Principal is due in full at maturity. The Company may prepay the 2020-11 Convertible Notes, in whole or in part, at any time after April 29, 2016. Each noteholder will have the right at any time after April 29, 2016, prior to the payment in full of the 2020-11 Convertible Note, to convert all or any part of the unpaid principal balance of the 2020-11 Convertible Note into shares of common stock of the Company at the rate of one share of common stock for each $10.61 of principal. The conversion rate will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The conversion option has no cash settlement provisions. The 2020-11 Convertible Notes are convertible into 146,086 common shares of the Company at a conversion price of $10.61 per share. Three members of the Company’s Board of Directors hold 2020-11 Convertible Notes totaling $700,000.

Effective March 13, 2015, the Company issued convertible subordinated notes in the aggregate principal amount of $3.5 million (the “2020-09 Convertible Notes”) to four investors. The 2020-09 Convertible Notes mature on September 1, 2020 and bear interest at a fixed rate of 7.75% per annum. Interest payments are due and payable on the last day of each month and may be paid in cash or in shares of common stock of the Company, as the Company elects. Principal is due in full upon maturity. The Company may prepay the 2020-09 Convertible Notes, in whole or in part, at any time after March 13, 2016 without penalty. Each noteholder has the right at any time after March 13, 2016 to convert all or any part of the unpaid principal balance of the 2020-09 Convertible Note into shares of common stock of the Company at the rate of one share of common stock for each $11.10 of principal. The conversion price will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The conversion option has no cash settlement provisions. The 2020-09 Convertible Notes are convertible into 315,315 common shares of the Company at a conversion price of $11.10 per share.

The indebtedness represented by the convertible subordinated notes due 2020 is expressly subordinate to all senior indebtedness of the Company currently outstanding or incurred in the future, which includes indebtedness in connection with its credit agreement. The Company evaluated the conversion options embedded in the convertible subordinated notes due 2020 and concluded that the options do not meet the criteria for bifurcation and separate accounting as a derivative as they are indexed to the Company’s own stock and, if freestanding, would be classified in stockholders’ equity. Specifically, the variables affecting any adjustment to the conversion price would be inputs to the fair value of a fixed-for-fixed option on equity shares, or are otherwise designed to maintain the economic position of both parties before and after the event that precipitates an adjustment of the conversion price (i.e. merger).

Consolidated Lithotripsy Entities – Notes Payable

In May 2015, one of the Company’s consolidated lithotripsy partnerships acquired equipment totaling $0.5 million and executed a note payable to finance the full amount of the purchased equipment. The note bears interest at a fixed rate of 2.95%, and principal and interest payments are due monthly in 60 equal installments of $8,513 until maturity in May 2020. The note is secured by the financed equipment.

Long-Term Debt Maturities

Maturities of the Company’s long-term debt at June 30, 2015, excluding unamortized debt discounts, are as follows (in thousands):

July through December 2015	$1,364
2016	7,318
2017	1,934
2018	993
2019	24,526
Thereafter	5,145

Total	$41,280

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2015

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

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Tranche A term loan	$6,750	$6,750	$7,500	$7,500
Convertible subordinated notes due 2019	$21,669	$17,353	$21,364	$19,857
Convertible subordinated notes due 2020	$5,050	$4,494	$—	$—
Subordinated related party notes payable	$3,484	$3,372	$3,831	$3,689
Consolidated lithotripsy entity notes payable	$1,474	$1,473	$1,228	$1,228
Other loans payable	$180	$179	$212	$213

At June 30, 2015 and December 31, 2014, the carrying value of the Company’s Tranche A term loan approximates fair value due to recent issuance of the fixed rate debt. No events have occurred subsequent to issuance of the Tranche A term loan to substantially impact the estimated borrowing rate applicable to the Tranche A term loan.

The Company estimates the fair value of the convertible subordinated notes as the sum of the independently estimated fair values of the debt host instrument and embedded conversion option (Level 3 fair value measurement). The Company calculates the present value of future principal and interest payments of the debt host using estimated borrowing rates for similar subordinated debt or debt for which the Company could use to retire the existing debt. The recently issued convertible subordinated notes due 2020 have effective interest rates that are higher than the effective interest rates of the convertible subordinated notes due 2019. Consequently, beginning with the June 30, 2015 disclosure of fair value of the convertible subordinated notes due 2019, the estimated borrowing rate used in the calculation of fair value was increased commensurate with the borrowing rate of the convertible subordinated notes due 2020. The fair value of the embedded conversion option is valued using a Black-Scholes option pricing model. Quoted market prices are not available for the convertible subordinated notes.

The Company estimates the fair value of its subordinated related party notes using discounted cash flows based primarily on borrowing rates currently available to it for similar debt or debt for which the Company could use the proceeds to retire existing debt (Level 3 fair value measurement). The Company’s consolidated lithotripsy entities enter into term notes for equipment; borrowing rates are based on individual entity creditworthiness. The Company estimates current borrowing rates for the lithotripsy entity notes payable and its other loans payable by adjusting the discount factor of the obligations at the balance sheet date by the variance in borrowing rates between the issuance dates and balance sheet date (Level 2 fair value measurement). If the creditworthiness of an individual lithotripsy entity has significantly changed from the debt issuance date, management estimates the applicable borrowing rate based on the current facts and circumstances. Quoted market prices are not available for the Company’s long-term debt.

Note 9 – Share-Based Payment

Pursuant to the USMD Holdings, Inc. 2010 Equity Compensation Plan, as amended (the “Equity Compensation Plan”), the Company may grant equity awards to employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. The terms of the Equity Compensation Plan provide for the reservation of up to 2.5 million shares of common stock for issuance under the Equity Compensation Plan. At June 30, 2015, the Company had 1.3 million shares available for grant under the Equity Compensation Plan.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2015

(Unaudited)

Payments in Common Stock

For services rendered as members of the Company’s Board of Directors, the Company has elected to compensate directors in common stock of the Company in lieu of cash. Beginning with the second quarter of 2015, grant dates occur on the last day of each quarter for services rendered during that quarter. Previously, shares were granted on the last day of each month. Shares granted are fully vested and non-forfeitable. Pursuant to the Equity Compensation Plan, for their services as directors during the three and six months ended June 30, 2015, the Company granted to members of its Board of Directors an aggregate 19,202 and 31,734, respectively, shares of its common stock. The grant date fair value of the shares was $163,000 and $325,000, respectively, which is included in other operating expenses on the Company’s statement of operations. On February 20, 2015, in payment of Board of Directors’ compensation earned August 1, 2014 through December 31, 2014, the Company issued to members of the Company’s Board of Directors, 30,724 previously granted shares of its common stock with an aggregate grant date fair value of $273,000.

Pursuant to the Company’s Equity Compensation Plan, on March 4, 2015, in payment of certain compensation accrued at December 31, 2014, the Company granted 40,311 shares of its common stock to certain executives and members of senior management. The shares had a grant date fair value of $549,000 and were issued on March 6, 2015.

On March 5, 2015, in payment of salaries deferred in 2014 under the Company’s Salary Deferral Plan, the Company issued 15,700 shares of its common stock to certain executives and members of senior management. The shares had a grant date fair value of $150,000 and were issued pursuant to the Company’s Equity Compensation Plan. On May 13, 2015, pursuant to the Company’s Salary Deferral Plan, the Company granted 31,411 shares of its common stock with a grant date fair value of $298,000. The shares were granted in payment of salary amounts deferred during the first quarter of 2015.

On April 28, 2015 in payment of a portion compensation deferred by certain physicians in the fourth quarter of 2014, the Company granted and issued 78,368 shares of its common stock to those physicians. The shares had a grant date fair value of $785,000 and were issued pursuant to the Company’s Equity Compensation Plan.

A consultant to the Company has agreed to be partially compensated in common stock for services rendered. Grant dates occur on the last day of each month and shares granted are fully vested and non-forfeitable. Pursuant to the Equity Compensation Plan, during the six months ended June 30, 2015, the Company granted to the consultant 2,393 shares of common stock with a grant date fair value of $25,000.

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

June 30, 2015

(Unaudited)

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share and the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to USMD Holdings, Inc. - basic	$(2,109)	$(6,383)	$(6,770)	$(9,336)
Effect of potentially dilutive securities:
Interest on convertible notes, net of tax	—	—	—	—

Net loss attributable to USMD Holdings, Inc. - diluted	$(2,109)	$(6,383)	$(6,770)	$(9,336)

Denominator:
Weighted-average common shares outstanding	10,355	10,149	10,300	10,138
Effect of potentially dilutive securities:
Stock options	—	—	—	—
Convertible subordinated notes due 2019	—	—	—	—
Convertible subordinated notes due 2020	—	—	—	—

Weighted-average common shares outstanding assuming dilution	10,355	10,149	10,300	10,138

Loss per share attributable to USMD Holdings, Inc.:
Basic	$(0.20)	$(0.63)	$(0.66)	$(0.92)
Diluted	$(0.20)	$(0.63)	$(0.66)	$(0.92)

The following table presents the potential shares excluded from the diluted earnings (loss) per share calculation because the effect of including theses potential shares would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	916	803	916	803
Convertible subordinated notes due 2019	1,042	1,042	1,042	1,042
Convertible subordinated notes due 2020	461	—	461	—

	2,419	1,845	2,419	1,845

Note 11 – Commitments and Contingencies

Financial Guarantees

As of June 30, 2015, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $18.4 million. The guarantees provide for recourse against the investee; however, if the Company were required to perform under the guarantees, recovery of any amount from investees would be unlikely. The remaining terms of these guarantees range from 18 to 155 months. The Company records a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2015

(Unaudited)

Purchase Commitments

In connection with establishment of an Independent Diagnostic Testing Facility (“IDTF”) at USMD Arlington, the Company entered into a master leasing arrangement with the financing subsidiary of an equipment vendor. Under this arrangement, the Company has entered into twelve leases for medical systems costing an aggregate $6.8 million. The leases have terms of 66, 55 and 44 months. Beginning at the lease commencement date, the 66 month leases require minimum monthly payments of $67,000, the 55 month lease requires minimum monthly payments of $10,000 and the 44 month leases require minimum monthly payments of $56,000. Effective with delivery and acceptance, the equipment leases commenced in August 2015. Management is evaluating the impact of this lease arrangement on the Company’s consolidated financial statements. Concurrent with the leases, the Company entered into service agreements for the equipment. The service agreements commence twelve months after the lease commencement date and have terms of four and five years. The service agreements require estimated annual payments of $0.7 million for four years and $0.6 million in year five.

In addition, in connection with establishment of the IDTF at USMD Arlington, the Company entered into an arrangement to pay $0.7 million in fees for ongoing maintenance of equipment acquired under a capital lease arrangement that was entered into in 2014. The maintenance arrangement requires 25 quarterly minimum payments of $26,000 beginning September 30, 2015. Payments are variable subject to a defined per-use minimum.

In June 2015, the Company entered into two 36 month leasing and licensing arrangements for computer equipment, software licenses and associated services. The arrangements commenced in July. The arrangements require monthly payments totaling $1.0 million per annum.

Gain Contingency - Sale of Interest in Equity Method Investee

Effective January 31, 2015, a subsidiary of the Company sold for $1.6 million its interest in a cancer treatment center that it accounted for under the equity method of accounting. The investment had a carrying value of $159,000. The interest was sold to the other owner of the cancer treatment center. The buyer issued a promissory note to the Company for the $1.6 million sale price; however, the Company concluded that only $159,000 of the note was reasonably assured of collection and recorded a note receivable in that amount. Upon collection of the $159,000 note receivable, the Company began recognizing gain on the sale as additional payments are received. For the six months ended June 30, 2015, the Company had recognized an aggregate gain on the sale of $51,000, which is recorded in other gain on the Company’s consolidated statement of operations. The Company had provided management services to the cancer treatment center under a long term contract and the contract was terminated with the sale of its interest.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2015

(Unaudited)

Certain subsidiaries of the Company in the ordinary course of business are party to various medical negligence lawsuits and wrongful termination lawsuits. In addition, subsidiaries of the Company have received notices of potential medical loss claims. For lawsuits and claims where the Company can reasonably estimate a range of loss, the Company estimates a reasonably possible range of loss of $0.4 million to $1.7 million. In the remaining lawsuits and the potential claims, the parties are in the early stages of discovery and/or the plaintiffs have not made specific demands for damages. Due to these circumstances, the Company is unable to estimate a reasonably possible range of loss related to these lawsuits and claims. The Company is insured against the claims described above and believes based on the facts known to date that any damage award related to such claims would be recoverable from its insurer.

The Company is subject to various additional claims and legal proceedings that have arisen in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Financial Advisory Commitment

The Company has in place with an investment banking firm a financial advisory services agreement, as amended, (“FAS Agreement”). Under the FAS Agreement, the Company may be obligated to compensate the firm in cash for certain financial transactions, depending on the transaction type and size, in amounts generally equal to the greater of a minimum $1.0 million to $2.5 million, a percentage of the potential transaction value, or a fee to be determined in the future based on prevailing market rates for the services provided, subject to the review and restrictions imposed by the Financial Industry Regulatory Authority as further defined in the FAS Agreement. If the Company enters into a qualifying financial transaction during a one year to thirty month period subsequent to termination of the FAS Agreement, depending on the transaction type and size, the investment banking firm may be entitled to compensation under the terms of the FAS Agreement. The FAS Agreement remains in effect until terminated by either party. As of June 30, 2015, the Company has not closed any transaction for which compensation is due to the investment banking firm.

Operating Lease Commitments

Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

July through December 2015	$6,944
2016	12,002
2017	10,568
2018	9,706
2019	9,303
Thereafter	43,757

Total	$92,280

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2015

(Unaudited)

Note 12 – Related Party Transactions

The Company provides management, clinical and support services to various nonconsolidated affiliates in which it has limited partnership or ownership interests. Management and other services revenue and accounts receivable from these entities are as follows (in thousands):

	Management and Other Services Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
USMD Arlington	$2,765	$2,659	$5,392	$5,166
USMD Fort Worth	815	1,084	1,629	2,140
Other equity method investees	351	450	748	991

	$3,931	$4,193	$7,769	$8,297

	Accounts Receivable
	June 30, 2015	December 31, 2014
USMD Arlington	$792	$472
USMD Fort Worth	402	300
Other equity method investees	119	230

	$1,313	$1,002

One consolidated lithotripsy entity provides lithotripsy services to USMD Arlington and USMD Fort Worth. For the three months ended June 30, 2015 and 2014, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $0.5 million and $0.6 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $0.9 million and $1.1 million, respectively.

The Company leases space from USMD Arlington for certain of its physicians and its Arlington-based cancer treatment center. For the three months ended June 30, 2015 and 2014, the Company recognized rent expense related to USMD Arlington totaling $0.5 million and $0.3 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized rent expense related to USMD Arlington totaling $1.0 million and $0.5 million, respectively.

Note 13 – Subsequent Events

Share-Based Payment

On July 9, 2015, in payment of compensation deferred by certain physicians in the first quarter of 2015 and certain 2014 bonuses due to physicians, the Company granted and issued 26,674 shares of its common stock to those physicians. The shares had a grant date fair value of $225,000 and were issued pursuant to the Company’s Equity Compensation Plan.

Amendment to Credit Agreement

On August 11, 2015, the Company entered into Amendment No. 9 to Credit Agreement and Amendment No. 2 to the Guarantee and Collateral Agreement (the “Amendment”) with Southwest Bank, as administrative agent for the lenders (“Administrative Agent”), to amend, effective June 30, 2015, that certain Credit Agreement dated August 31, 2012 (as previously amended, the “Credit Agreement”).

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2015

(Unaudited)

The Amendment restructures the Company’s $6.8 million term loan facility (the “Term Loan”) and modifies certain financial covenants, among other things. The Amendment requires the Company to cash collateralize $3.4 million of the Term Loan upon execution of the Amendment and to cash collateralize the remaining $3.4 million within 60 days of the date the parties executed the Amendment. The cash held as collateral is held in a segregated account with the Administrative Agent. The account is governed by a deposit account control agreement executed in connection with the Amendment and bears interest at a rate of 0.55% per annum. The Company does not have the right to withdraw funds from such account without the prior written consent of the Administrative Agent. The Company may, however, prepay the Term Loan at any time, in whole or in part, with the cash held in the segregated account. In addition, the Company is not permitted to borrow more than $2.5 million under its $10.0 million revolving line of credit until the Term Loan has been fully cash collateralized. Once the Term Loan is fully cash collateralized, the Company will no longer be required to make scheduled principal payments on the Term Loan and the outstanding principal balance of the Term Loan will be due and payable at maturity. The Term Loan bears interest at a rate of 5.00% per annum until it is fully cash collateralized, at which time it will bear interest at a rate of 1.80% per annum.

The Amendment eliminates financial covenants for the quarter ended June 30, 2015 but, beginning on September 30, 2015, the Company will be required to maintain a senior leverage ratio of no greater than 1.00:1.00 and beginning on September 30, 2016, the Company will be required to maintain a fixed charge coverage ratio of at least 1.25:1.00, both calculated on a rolling four quarter basis. However, not more than once during any period of four consecutive fiscal quarters, the Company is permitted to maintain compliance with its financial covenants if the fixed charge coverage ratio is at least 1.00:1.00 and the senior leverage ratio is no greater than 1.25:1.00. In addition, the Company’s capital expenditures may not exceed $6.0 million for the fiscal year ended December 31, 2015, and may not exceed $4.5 million for the fiscal year ended December 31, 2016.

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

Through our subsidiaries and affiliates, we provide healthcare services to patients and management and operational services to hospitals and other healthcare providers. We provide healthcare services to patients in physician clinics, hospitals and other healthcare facilities, including cancer treatment centers and anatomical pathology and clinical laboratories. A wholly owned subsidiary of USMD is the sole member of a Texas Certified Non-Profit Health Organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. We operate under a traditional fee-for-service model as well as a risk contracting model.

A subsidiary of USMD is an equal co-member of a Texas non-profit corporation that has been approved by the Texas Medical Board as a Certified Non-Profit Health Organization (“WNI-DFW”). WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting refers to a population health management model where we receive from the third party payer a fixed payment per member per month for a defined patient population to manage the healthcare of that population. In such a model, we are responsible for all cost of care of the population, subject to certain exceptions. WNI-DFW accomplishes this by managing patient care and by contracting with healthcare providers to provide needed healthcare services for the patient population. This population health management model differs from the traditional fee-for-service model where we are paid based on specific services performed. Under this model, the members of WNI-DFW are entitled to any residual amounts and bear the risk of any deficits. Our WNI-DFW co-member is an industry leader in medical risk management and efficient healthcare delivery services. Under our arrangement, our co-member provides administrative services, including a utilization management function that works closely with our case management team. USMD Physician Services provides physician services to the managed patient population. We consolidate the operations of WNI-DFW into our financial statements.

Through other wholly owned subsidiaries, we provide management and operational services to two general acute care hospitals (in Arlington, Texas and Fort Worth, Texas) and provide management and/or operational services to three cancer treatment centers in three states and 21 lithotripsy service providers (i.e., kidney stone treatment) primarily located in the South-Central United States. Of these managed entities, we have minority ownership interests in the two hospitals, one cancer treatment center and 19 lithotripsy service providers. We consolidate the operations of 17 lithotripsy service providers into our financial statements. In addition, we wholly own and operate two clinical laboratories, one anatomical pathology laboratory, one cancer treatment center and one lithotripsy service provider, all in the Dallas-Fort Worth, Texas metropolitan area.

We intend to expand our physician-led integrated health system in the North Texas service area, with a specific focus on expansion of our population health management business and ancillary service offerings. Our success is dependent upon our ability to: i) increase the number of physicians and specialists in our system; ii) increase our risk services managed patient populations; iii) expand the service offerings within our physician-led integrated health system – to move from an early-stage integrated health system to a fully integrated health system; iv) reasonably estimate the risk profile of patient populations and accurately document and code patient conditions within those populations; and v) control costs of care. Our near term growth and success is dependent upon our ability to execute our expansion strategy and to organize and successfully assimilate those new components into our healthcare delivery model. During 2015, we established our first Independent Diagnostic Testing Facility (“IDTF”), which served its first patients in August 2015. We are also in the early stages of establishing another IDTF and consolidating numerous physician clinics into newly leased, expanded clinic locations that more effectively centralize physicians and ancillary services. These initiatives require us to make significant capital commitments and incur significant expense.

For the periods presented, we had the following operating statistics:

	As of June 30,
	2015	2014
Clinics and other healthcare facilities operated out of by USMD Physician Services	57	61
Primary care and pediatric physicians employed	129	129
Physician specialists employed	90	86

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Patient encounters (i)	233,359	227,974	452,230	451,195
RVU’s (ii)	397,343	382,254	764,133	748,044
Lab tests (iii)	331,331	294,428	646,525	574,301
Imaging procedures (iii)	15,483	11,347	31,942	22,610
Cancer treatment center fractions treated (iv)	8,236	11,424	15,648	24,177
Lithotripsy cases (iii)	2,477	2,499	4,687	4,615
Capitated member months (v)	28,456	20,768	56,320	38,769

	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Capitated membership(vi)	9,534	9,495	8,712	7,249

i.	A patient encounter is registered when a patient sees his or her physician.
ii.	Our relative value units (“RVUs”) are equivalent to physician work RVUs as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVUs as measures of physician productivity and utilization. RVUs are also a component of physician compensation.
iii.	Lab tests, imaging procedures and lithotripsy cases are all production metrics based on Current Procedural Terminology codes.
iv.	Cancer treatment center fractions are production metrics based on Current Procedural Terminology codes and include fractions from our wholly owned center and the cancer treatment centers that we manage.
v.	Capitated member months represent the aggregate number of months of healthcare services WNI-DFW has provided to capitated members.
vi.	Capitated membership represents the number of members under a capitation arrangement to which we provided healthcare services as of a specified date.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Three Months Ended June 30,				Three Month Variance
	2015		2014		2015 vs. 2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$47,229	57.7%	$44,799	62.1%	$2,430	5.4%
Capitated revenue	24,020	29.3%	15,642	21.7%	8,378	53.6%
Management and other services revenue	5,181	6.3%	6,286	8.7%	(1,105)	-17.6%
Lithotripsy revenue	5,411	6.6%	5,429	7.5%	(18)	-0.3%

Net operating revenue	81,841	100.0%	72,156	100.0%	9,685	13.4%

Operating expenses:
Salaries, wages and employee benefits	42,429	51.8%	41,142	57.0%	1,287	3.1%
Medical services and supplies expense	25,972	31.7%	18,282	25.3%	7,690	42.1%
Rent expense	4,108	5.0%	3,963	5.5%	145	3.7%
Provision for doubtful accounts	14	0.0%	63	0.1%	(49)	-77.8%
Other operating expenses	10,201	12.5%	8,780	12.2%	1,421	16.2%
Depreciation and amortization	2,024	2.5%	10,299	14.3%	(8,275)	-80.3%

	84,748	103.6%	82,529	114.4%	2,219	2.7%

Loss from operations	(2,907)	-3.6%	(10,373)	-14.4%	7,466	-72.0%
Other income, net	2,058	2.5%	2,534	3.5%	(476)	-18.8%

Loss before income taxes	(849)	-1.0%	(7,839)	-10.9%	6,990	-89.2%
Benefit for income taxes	(1,184)	-1.4%	(3,907)	-5.4%	2,723	-69.7%

Net income (loss)	335	0.4%	(3,932)	-5.4%	4,267	-108.5%
Less: net income attributable to noncontrolling interests	(2,444)	-3.0%	(2,451)	-3.4%	7	-0.3%

Net loss attributable to USMD Holdings, Inc.	$(2,109)	-2.6%	$(6,383)	-8.8%	$4,274	-67.0%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (dollars in thousands):

	Three Months Ended June 30,				Three Month Variance
	2015		2014		2015 vs. 2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$38,726	47.3%	$36,203	50.2%	$2,523	7.0%
Imaging	906	1.1%	900	1.2%	6	0.7%
Diagnostic laboratories	3,986	4.9%	3,676	5.1%	310	8.4%
Cancer treatment center	2,784	3.4%	3,232	4.5%	(448)	-13.9%

Total patient encounter based clinic net patient service revenue	46,402	56.7%	44,011	61.0%	2,391	5.4%
Other physician revenue	827	1.0%	788	1.1%	39	4.9%

	47,229	57.7%	44,799	62.1%	2,430	5.4%

Capitated revenue	24,020	29.3%	15,642	21.7%	8,378	53.6%

Management and other services revenue:
Hospital management revenue	3,579	4.4%	3,744	5.2%	(165)	-4.4%
Lithotripsy management revenue	357	0.4%	340	0.5%	17	5.0%
Cancer treatment center management revenue	550	0.7%	1,026	1.4%	(476)	-46.4%
Other services revenue	695	0.8%	1,176	1.6%	(481)	-40.9%

	5,181	6.3%	6,286	8.7%	(1,105)	-17.6%

Lithotripsy revenue	5,411	6.6%	5,429	7.5%	(18)	-0.3%

Net operating revenue	$81,841	100.0%	$72,156	100.0%	$9,685	13.4%

Net Patient Service Revenue

Our net patient service revenue (“NPSR”) is driven by a patient encounter at one of our physician clinics. A patient sees the physician at one of our clinics and the physician may prescribe services that may be performed at one of our imaging centers, diagnostic laboratories, cancer treatment center or other affiliated healthcare facilities. The NPSR earned at our imaging centers, diagnostic laboratories and cancer treatment center are almost exclusively derived from the physician clinic patient encounter. Our imaging centers, diagnostic laboratories and cancer treatment center only nominally serve patients or conduct tests not derived from our physician clinic patient encounter. For these reasons, we utilize the overall NPSR per patient encounter metric.

Patient encounter based clinic NPSR increased $2.4 million or 5.4%, net of a $0.4 million increase in the provision for doubtful accounts. Patient encounters and RVUs increased 2.4% and 3.9%, respectively, for the three months ended June 30, 2015 as compared to the same period in 2014. NPSR per patient encounter increased 3.0%, due to a change in case mix. The $0.4 million decrease at the cancer treatment center was equally impacted by a reduction in fractions treated and a decline in certain commercial payer reimbursement rates. Management is in the process of renegotiating our third-party commercial payer contracts and has also begun an operations review focused on potential revenue enhancement opportunities.

The provision for doubtful accounts related to patient service revenue increased $0.4 million during the three months ended June 30, 2015 as compared to the same period in 2014. We outsourced the revenue cycle function in the fourth quarter of 2014 and the service provider is extending collection efforts in an attempt to increase collections and reduce write-offs. The effect of extending our collection efforts is an increase in accounts receivable and the provision for doubtful accounts derived from net patient service revenue.

Other physician revenue represents non-clinic physician premium payments for quality measures, on-call pay and physician recruitment agreement revenues. Premium payments for quality measures and on-call pay increased $0.2 million for the three months ended June 30, 2015 compared to the same period in 2014 and were offset by a $0.2 million decline in revenue from physician recruitment agreements.

Capitated Revenue

In June 2013, WNI-DFW began operations and we began recording capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue is correlated to capitated membership counts as well as the health risk of the population being managed; the population risk impacts the “per member per month” rate earned. Capitated revenue increased $8.4 million to $24.0 million for the three months ended June 30, 2015 from $15.6 million during the same period in 2014. The increase in membership counts at WNI-DFW resulted in an increase of $5.8 million and an increase in the risk score assigned to our managed Medicare Advantage population resulted in an increase of $2.6 million. We anticipate increasing our capitated member counts through WNI-DFW and other entities focused on the Medicare Advantage market as we execute our strategy to move from an early-stage integrated health system to a fully integrated health system. During 2014, we invested in resources intended to improve the accuracy of physician documentation and coding of patient conditions. We believe these efforts have resulted in a more accurate assessment by the Centers for Medicare and Medicaid Services of the risk score of our managed Medicare Advantage population.

Management and Other Services Revenue

Management services revenue includes revenue earned through the provision of management and support services to our nonconsolidated managed entities and is generated through our management of hospitals, lithotripsy centers and cancer treatment centers. Management and other services revenue decreased 17.6% to $5.2 million for the three months ended June 30, 2015 from $6.3 million during the same period in 2014 for the reasons noted below.

Hospital management revenue earned from USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) decreased $0.2 million or 4.4% primarily as a result of an unfavorable shift to a lower acuity surgical case mix at the hospitals.

Cancer treatment center management revenue decreased $0.5 million or 46.4% in 2015 as compared to 2014. We earn cancer treatment center management revenue by charging the cancer treatment center a contracted management fee that is based on a percentage of the managed entity’s account collections, net income, a combination of collections and net income, or a fixed monthly fee and reimbursement of variable support costs. We negotiate the management fee with each cancer treatment center and the fee differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of cancer treatment center management revenue. In 2014, contractual management arrangements with three cancer treatment centers were terminated and in January 2015, a contractual management arrangement with one additional cancer treatment center was terminated. The net effect of the contract terminations and the opening of new cancer treatment centers resulted in a $0.4 million decrease in consolidated cancer treatment center management revenue for the three months ended June 30, 2015 as compared to 2014. Same facility cancer center collections declined $0.1 million. Same facility year over year individual entity contractual rates did not change in 2015 as compared to 2014 rates.

Other services revenue primarily consists of healthcare consulting services provided to third parties and income related to the early termination of management agreements. Other services revenue decreased $0.5 million or 40.9% as compared to 2014. In the second quarter of 2014, we entered into a settlement agreement and recognized $0.4 million as a result of the early termination of a management agreement. Healthcare consulting services also decreased $0.1 million in 2015 as compared to 2014.

Operating Expenses

Salaries, wages and employee benefits increased $1.3 million to $42.4 million for the three months ended June 30, 2015 from $41.1 million during the same period in 2014. Physician and physician extenders salary expense increased $1.8 million primarily due to a $1.3 million increase related to the new physician compensation model and a $0.5 million increase related to the increase in RVUs. Effective July 2014, we began phasing in a new physician compensation model that we believe increases physician productivity, quality and profitability. Full implementation of the terms of this compensation model was originally scheduled to occur in January 2016; however, we have accelerated implementation of many of the key components of the model to July 2015. As a result of the accelerated implementation, we anticipate physician salaries will decrease during the remainder of 2015 relative to the run rate experienced since the plan became effective. We anticipate a substantial reduction in the relative run rate in 2016 and future years.

In the fourth quarter of 2014, we outsourced the majority of our revenue cycle function. As a result, for the three months ended June 30, 2015, salaries, wages and employee benefits was reduced by $1.0 million as compared to the same period in 2014. Contract labor costs increased $0.3 million and non-physician salary expense increased $0.2 million excluding reductions associated with the revenue cycle outsourcing.

Medical services and supplies expense includes external medical claims costs associated with population health management (WNI-DFW) as well as medical services and supplies associated with all patients, such as drugs, medications and general medical supplies. Medical services and supplies expense increased $7.7 million to $26.0 million for the three months ended June 30, 2015 from $18.3 million during the same period in 2014. WNI-DFW membership counts have increased substantially since June 2014, contributing to an increase in the related medical expense of $7.2 million to $18.4 million for the three months ended June 30, 2015 from $11.2 million during the same period in 2014. Over the same period, capitated revenue increased $8.4 million. Medical services expense of WNI-DFW includes the direct medical cost of caring for the patient population including incurred but not reported (“IBNR”) medical claims. In addition, as compared to the second quarter of 2014, an increase in oncologist RVUs and revenues drove a $0.5 million increase in drug expense.

Rent expense increased 3.7% to $4.1 million for the three months ended June 30, 2015 from $4.0 million during the same period in 2014 due to an increase in leased square footage.

Other operating expenses consist primarily of management fees, consulting and professional fees, purchased services, repairs and maintenance, utilities and other expense. For the three months ended June 30, 2015, other operating expenses increased $1.4 million to $10.2 million from $8.8 million during the same period in 2014. The increase is primarily related to $0.9 million of expense related to the outsourcing of our revenue cycle process that began in November 2014. In addition, consulting fees increased $0.4 million and medical management and administrative fees incurred at WNI-DFW increased $0.2 million.

Depreciation and amortization decreased $8.3 million for three months ended June 30, 2015 as compared to the same period in 2014, due primarily to an $8.4 million intangible asset impairment charge taken in May 2014.

Other Income, net

Other income, net decreased 18.8% to $2.1 million for the three months ended June 30, 2015 from $2.5 million during the same period in 2014, due primarily to a $0.5 million decrease in equity in income of nonconsolidated affiliates. The decrease in equity in income of nonconsolidated entities was the result of a $0.6 million decrease in the equity in income of USMD Fort Worth offset by a $0.2 million increase at USMD Arlington. In addition, comparative equity in income of the remaining nonconsolidated affiliates decreased $0.1 million, primarily due to the January 2015 sale of our ownership interest in a cancer treatment center.

Income Tax Benefit

Our effective tax rates were 139.6% and 50.1% for the three months ended June 30, 2015 and 2014, respectively. The net income attributable to noncontrolling interests component of the tax provision was flat; however, its impact on the tax rate was amplified due to the much smaller pre-tax loss in 2015, accounting for the majority of the increased tax rate. The smaller pre-tax loss causes components of the benefit to have a larger impact on the effective tax rate.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Six Months Ended June 30,				Six Month Variance
	2015		2014		2015 vs. 2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$91,180	57.4%	$89,005	63.5%	$2,175	2.4%
Capitated revenue	47,091	29.7%	28,860	20.6%	18,231	63.2%
Management and other services revenue	10,249	6.5%	12,113	8.6%	(1,864)	-15.4%
Lithotripsy revenue	10,267	6.5%	10,188	7.3%	79	0.8%

Net operating revenue	158,787	100.0%	140,166	100.0%	18,621	13.3%

Operating expenses:
Salaries, wages and employee benefits	83,938	52.9%	80,828	57.7%	3,110	3.8%
Medical services and supplies expense	51,016	32.1%	36,022	25.7%	14,994	41.6%
Rent expense	8,164	5.1%	7,675	5.5%	489	6.4%
Provision for doubtful accounts	(119)	-0.1%	48	0.0%	(167)	-347.9%
Other operating expenses	20,055	12.6%	16,889	12.0%	3,166	18.7%
Depreciation and amortization	4,251	2.7%	12,176	8.7%	(7,925)	-65.1%

	167,305	105.4%	153,638	109.6%	13,667	8.9%

Loss from operations	(8,518)	-5.4%	(13,472)	-9.6%	4,954	-36.8%
Other income, net	3,071	1.9%	4,126	2.9%	(1,055)	-25.6%

Loss before income taxes	(5,447)	-3.4%	(9,346)	-6.7%	3,899	-41.7%
Benefit for income taxes	(3,203)	-2.0%	(4,323)	-3.1%	1,120	-25.9%

Net loss	(2,244)	-1.4%	(5,023)	-3.6%	2,779	-55.3%
Less: net income attributable to noncontrolling interests	(4,526)	-2.9%	(4,313)	-3.1%	(213)	4.9%

Net loss attributable to USMD Holdings, Inc.	$(6,770)	-4.3%	$(9,336)	-6.7%	$2,566	-27.5%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (dollars in thousands):

	Six Months Ended June 30,				Six Month Variance
	2015		2014		2015 vs. 2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$73,965	46.6%	$71,501	51.0%	$2,464	3.4%
Imaging	2,017	1.3%	1,839	1.3%	178	9.7%
Diagnostic laboratories	7,900	5.0%	7,331	5.2%	569	7.8%
Cancer treatment center	5,493	3.5%	6,801	4.9%	(1,308)	-19.2%

Total patient encounter based clinic net patient service revenue	89,375	56.3%	87,472	62.4%	1,903	2.2%
Other physician revenue	1,805	1.1%	1,533	1.1%	272	17.7%

	91,180	57.4%	89,005	63.5%	2,175	2.4%

Capitated revenue	47,091	29.7%	28,860	20.6%	18,231	63.2%

Management and other services revenue:
Hospital management revenue	7,021	4.4%	7,300	5.2%	(279)	-3.8%
Lithotripsy management revenue	694	0.4%	709	0.5%	(15)	-2.1%
Cancer treatment center management revenue	1,085	0.7%	2,223	1.6%	(1,138)	-51.2%
Other services revenue	1,449	0.9%	1,881	1.3%	(432)	-23.0%

	10,249	6.5%	12,113	8.6%	(1,864)	-15.4%

Lithotripsy revenue	10,267	6.5%	10,188	7.3%	79	0.8%

Net operating revenue	$158,787	100.0%	$140,166	100.0%	$18,621	13.3%

Net Patient Service Revenue

Patient encounter based clinic NPSR increased $1.9 million or 2.2%, net of a $1.1 million increase in the provision for doubtful accounts. Patient encounters and RVUs increased by 0.2% and 2.2%, respectively for the six months ended June 30, 2015 as compared to the same period in 2014. NPSR per patient encounter increased 1.9%, due to a change in case mix offset by an unfavorable shift in payer mix. The shift in payer mix was reflected by an increase in utilization by beneficiaries enrolled in government program payer sources from 39% to 41% of gross charges. The $1.3 million decrease at the cancer treatment center is primarily due to a 16% decline in fractions treated at the cancer treatment center and a $0.3 million decrease related to a decline in certain commercial payer reimbursement rates. Management is in the process of renegotiating our third-party commercial payer contracts and has also begun an operations review focused on potential revenue enhancement opportunities.

The provision for doubtful accounts related to patient service revenue increased $1.1 million during the six months ended June 30, 2015 as compared to the same period in 2014. We outsourced the revenue cycle function in the fourth quarter of 2014 and the service provider is extending collection efforts in an attempt to increase collections and reduce write-offs. The effect of extending our collection efforts is an increase in accounts receivable and the provision for doubtful accounts derived from net patient service revenue.

Other physician revenue represents non-clinic physician premium payments for quality measures, on-call pay and physician recruitment agreement revenues and increased to $1.8 million for the six months ended June 30, 2015 from $1.5 million during the same period in 2014. The increase is primarily attributable to a $0.3 million increase in premium payments for quality measures and a $0.2 million increase in on-call pay offset by a $0.3 million decline in revenue from physician recruitment agreements.

Capitated Revenue

In June 2013, WNI-DFW began operations and we began recording capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue is correlated to capitated membership counts as well as the health risk of the population being managed; the population risk impacts the “per member per month” rate earned. Capitated revenue increased $18.2 million to $47.1 million for the six months ended June 30, 2015 from $28.9 million during the same period in 2014. The increase in membership counts at WNI-DFW resulted in an increase of $13.0 million and an increase in the risk score assigned to our managed Medicare Advantage population resulted in an increase of $5.2 million. We anticipate increasing our capitated member counts through WNI-DFW and other entities focused on the Medicare Advantage market as we execute our strategy to move from an early-stage integrated health system to a fully integrated health system. During 2014, we invested in resources intended to improve the accuracy of physician documentation and coding of patient conditions. We believe these efforts have resulted in a more accurate assessment by the Centers for Medicare and Medicaid Services of the risk score of our managed Medicare Advantage population.

Management and Other Services Revenue

Management services revenue includes revenue earned through the provision of management and support services to our nonconsolidated managed entities and is generated through our management of hospitals, lithotripsy centers and cancer treatment centers. Management and other services revenue decreased 15.4% to $10.2 million for the six months ended June 30, 2015 from $12.1 million during the same period in 2014 for the reasons noted below.

Hospital management revenue earned from USMD Arlington and USMD Fort Worth decreased $0.3 million or 3.8% primarily as a result of an unfavorable shift to a lower acuity surgical case mix at the hospitals.

Cancer treatment center management revenue decreased $1.1 million or 51.2% in 2015 as compared to 2014. We earn cancer treatment center management revenue by charging the cancer treatment center a contracted management fee that is based on a percentage of the managed entity’s account collections, net income, a combination of collections and net income, or a fixed monthly fee and reimbursement of variable support costs. We negotiate the management fee with each cancer treatment center and the fee differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of cancer treatment center management revenue. In 2014, contractual management arrangements with three cancer treatment centers were terminated and in January 2015, a contractual management arrangement with one additional cancer treatment center was terminated. The net effect of the contract terminations and the opening of new cancer treatment centers resulted in a $0.9 million decrease in consolidated cancer treatment center management revenue for the six months ended June 30, 2015 as compared to 2014. Same facility cancer center collections declined $0.2 million. Same facility year over year individual entity contractual rates did not change in 2015 as compared to 2014 rates.

Other services revenue primarily consists of development fee revenue, healthcare consulting services provided to third parties and income related to the early termination of management agreements. Other services revenue decreased $0.4 million or 23.0% as compared to 2014. In the second quarter of 2014, we entered into a settlement agreement and recognized $0.4 million as a result of the early termination of a management agreement.

Lithotripsy Revenue

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which increased 0.8% to $10.3 million for the six months ended June 30, 2015 from $10.2 million during the same period in 2014. Lithotripsy entity case counts increased 1.6% resulting in an increase in lithotripsy revenue of $0.2 million in 2015 as compared to 2014. A decrease in the average aggregate contract rate for the consolidated lithotripsy entities, due to shifts in utilization and negotiated rate changes year over year, resulted in a $0.1 million decline. We anticipate downward pricing pressure to continue to negatively impact lithotripsy revenue during 2015.

Operating Expenses

Salaries, wages and employee benefits increased $3.1 million to $83.9 million for the six months ended June 30, 2015 from $80.8 million during the same period in 2014. Physician and physician extenders salary expense increased $3.3 million primarily due to a $2.5 million increase related to the new physician compensation model and a $0.8 million increase related to the increase in RVUs. Effective July 2014, we began phasing in a new physician compensation model that we believe increases physician productivity, quality and profitability. Full implementation of the terms of this compensation model was originally scheduled to occur in January 2016; however, we have accelerated implementation of many of the key components of the model to July 2015. As a result of the accelerated implementation, we anticipate physician salaries will decrease during the remainder of 2015 relative to the run rate experienced since the plan became effective. We anticipate a substantial reduction in the relative run rate in 2016 and future years.

In the fourth quarter of 2014, we outsourced the majority of our revenue cycle function. As a result, for the six months ended June 30, 2015, salaries, wages and employee benefits was reduced by $2.0 million as compared to the same period in 2014. Employee benefit costs increased $0.4 million, net of outsourcing, contract labor costs increased $0.3 million and non-physician salary expense increased $0.7 million excluding reductions associated with the revenue cycle outsourcing.

Medical services and supplies expense includes external medical claims costs associated with population health management (WNI-DFW) as well as medical services and supplies associated with all patients, such as drugs, medications and general medical supplies. Medical services and supplies expense increased $15.0 million to $51.0 million for the six months ended June 30, 2015 from $36.0 million during the same period in 2014. WNI-DFW membership counts have increased substantially since June 2014, contributing to an increase in the related medical expense of $13.2 million to $36.3 million for the six months ended June 30, 2015 from $23.1 million during the same period in 2014. Over the same period, capitated revenue increased $18.2 million. Medical services expense of WNI-DFW includes the direct medical cost of caring for the patient population including IBNR medical claims. In addition, as compared to the same period in 2014, an increase in oncologist RVUs and revenues drove a $1.6 million increase in drug expense. The remaining net increase in medical services and supplies of $0.2 million is primarily due to an increase in medical supplies expense.

Rent expense increased 6.4% to $8.2 million for the six months ended June 30, 2015 from $7.7 million during the same period in 2014 due to an increase in leased square footage offset by a $0.1 million decrease in equipment lease expense.

Other operating expenses consist primarily of management fees, consulting and professional fees, purchased services, repairs and maintenance, utilities and other expense. For the six months ended June 30, 2015, other operating expenses increased $3.2 million to $20.1 million from $16.9 million during the same period in 2014. The increase is primarily related to management fees, outsourced revenue cycle costs and professional fees. Medical management and administrative fees incurred at WNI-DFW increased $1.4 million. As WNI-DFW member counts and revenues grow, and as WNI-DFW gains efficiencies in its provision of care coordination and overall medical management services, we anticipate that medical management fees incurred at WNI-DFW will continue to increase. In 2015, we have incurred $1.8 million of expense related to the outsourcing of our revenue cycle process that began in November 2014. In addition, professional fees increased $0.4 million, primarily due to consulting expenses.

Depreciation and amortization decreased $7.9 million for six months ended June 30, 2015 as compared to the same period in 2014, due primarily to an $8.4 million intangible asset impairment charge taken in May 2014. The $0.5 million net increase in depreciation and amortization is comprised of increases in fixed asset depreciation and amortization and intangible asset amortization. Fixed asset depreciation and amortization increased primarily due to $5.0 million of asset additions made since June 2014. Intangible asset amortization increased as certain trade names converted from indefinite-lived to finite-lived assets concurrent with the 2014 impairment.

Other Income, net

Other income, net decreased 25.6% to $3.1 million for the six months ended June 30, 2015 from $4.1 million during the same period in 2014 as a result of a $1.0 million decrease in equity in income of nonconsolidated affiliates and a $0.1 million increase in net interest expense. The decrease in equity in income of nonconsolidated entities was the result of a $1.1 million decrease in the equity in income of USMD Fort Worth offset by a $0.4 million increase at USMD Arlington. In addition, comparative equity in income of the remaining nonconsolidated affiliates decreased $0.2 million, primarily due to the January 2015 sale of our ownership interest in a cancer treatment center.

Income Tax Benefit

Our effective tax rates were 58.9% and 46.5% for the six months ended June 30, 2015 and 2014, respectively. The most significant variance in the underlying components of the tax benefit is the smaller pre-tax loss in 2015. The smaller pre-tax loss in 2015 causes components of the benefit to have a larger impact on the effective tax rate.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-USMD ownership interests in our consolidated entities. Net income attributable to noncontrolling interests increased $0.2 million to $4.5 million for the six months ended June 30, 2015 from $4.3 million in 2014. The change is related to an increase in net income of the consolidated lithotripsy entities.

Liquidity and Capital Resources

Our principal uses of cash are for working capital requirements, financing obligations and capital expenditures. Our primary sources of liquidity include existing cash, cash flows from operations including distributions from USMD Arlington and USMD Fort Worth and borrowings under our revolving credit facility. In addition, we apply various mechanisms to manage cash flows, including utilizing our common stock as a form of liquidity. We continue to explore potential sources of additional liquidity, including monetization of assets. In its efforts to improve cash flows from operations, management is in the process of renegotiating our third-party commercial payer contracts and has also begun an operations review focused on potential revenue enhancement opportunities and strategic expense reductions. Liquidity provided by distributions from USMD Arlington and USMD Fort Worth can vary materially depending on hospital profitability and the individual cash requirements of the hospital. At June 30, 2015, we had $6.8 million of cash and cash equivalents available for general corporate purposes. This amount is net of $8.7 million of cash held by consolidated entities that is only available for use by the specific consolidated entity. As further described in the section entitled “Credit Agreement” below, beginning August 11, 2015, we are required to maintain a compensating balance of $3.4 million as collateral related to our borrowings under our credit agreement. Within 60 days of that date, the compensating balance requirement increases to $6.8 million. We believe that these sources of cash and cash management techniques will be adequate to fund our working capital requirements, debt service obligations, ongoing capital expenditures and other ongoing cash needs until 2019, when certain convertible subordinated notes are due.

We may utilize our common stock as a form of liquidity, primarily in payment of certain compensation and when acquiring physician practices. The physician compensation model allows for up to 25% of the base salary of certain physicians to be deferred under certain conditions, and later paid in cash, our common stock, or a combination of both. The payment of deferred amounts in cash, if any, will generally occur within 45 days of the end of a given quarter and as soon as reasonably practicable following the end of the quarter if paid in common stock, if any, subject to compliance with law.

Participation in our Salary Deferral Plan (the “Deferral Plan”) is limited to certain of our executives and permits us to defer the payment of a predetermined portion of a participant’s base salary each calendar quarter. The plan administrator will decide after the end of each quarter whether deferred amounts will be paid in the form of cash, shares of common stock or a combination of both. The payment of deferred amounts in cash, if any, will occur within 45 days of the end of a given quarter and on or prior to March 14 of the following calendar year if paid in common stock, if any, subject to compliance with law.

Shares of common stock issued pursuant the Deferral Plan or in payment of deferred physician compensation is issued from the shares of common stock authorized for issuance under the USMD Holdings, Inc. 2010 Equity Compensation Plan, as amended.

As we execute our physician-led integrated health system strategy in the second half of 2015, we anticipate making significant capital investments, primarily as related to the opening of our first IDTF, the consolidation and expansion of our physician clinics and investments in certain information technology infrastructure. Significant capital investments, including expansion related capital investments, may be financed through long-term debt or lease arrangements, funded with borrowings under the revolving credit facility or paid for with existing cash. Our consolidated lithotripsy entities have historically secured bank debt or capital leases to finance the acquisition of lithotripter and related equipment. As we execute our strategy to expand our physician-led integrated health system in 2015 and future years, we will continue to invest in our infrastructure and incur acquisition and integration costs. Significant expansion may be financed with our equity and/or additional indebtedness or through lease arrangements. As our business model matures, we believe cash flows from operations will provide the cash flow necessary to support integration costs and infrastructure investment. However, certain growth plans and infrastructure investment may be curtailed depending upon the availability of cash and additional sources of financing. In addition, our WNI-DFW joint venture may require cash advances from us.

Our credit agreement provides for a revolving credit facility (“Revolver”) commitment of up to $10.0 million through December 21, 2016, subject to maximum borrowing of $2.5 million until certain criteria are met, as further described in the section entitled “Credit Agreement” below. The Revolver is available for working capital needs and capital expenditures (up to $1.5 million per year), both subject to certain criteria. Our ability to borrow additional amounts under the Revolver is limited and our credit agreement limits our ability to incur additional indebtedness. We continue to seek additional liquidity and believe that such liquidity may be available to us through alternative debt/equity financings. We believe that additional financing will enable us to begin successful execution of our expansion strategy. However, there is no guarantee we will be able to find such additional liquidity. In addition, adequate funds may not be available when needed or may be available only on terms not acceptable to us. If we are unable to secure additional financing on terms acceptable to us, our growth could be materially adversely impacted. Even if we secure additional financing, such financing could have a negative impact on our long-term cash flows and results of operations and may be dilutive to existing stockholders.

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,244)	$(5,023)
Net loss to net cash reconciliation adjustments	7,184	11,871
Change in operating assets and liabilities, net of effects of business combinations	(2,534)	3,844

Net cash provided by operating activities	2,406	10,692

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	—	(80)
Capital expenditures	(2,070)	(576)
Payments received on note receivable for the sale of ownership interests	210	—
Proceeds from sale of property and equipment	18	77

Net cash used in investing activities	(1,842)	(579)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,350	—
Payments on long-term debt and capital lease obligations	(1,279)	(7,626)
Proceeds from issuance of related party long-term debt	700	—
Principal payments on related party long-term debt	(347)	(157)
Payment of debt issuance costs	(18)	(151)
Restricted cash	—	5,000
Distributions to noncontrolling interests, net of contributions	(4,441)	(4,057)

Net cash used in financing activities	(1,035)	(6,991)

Net increase (decrease) in cash and cash equivalents	(471)	3,122
Cash and cash equivalents at beginning of year	15,940	13,137

Cash and cash equivalents at end of period	$15,469	$16,259

Operating Activities

For the six months ended June 30, 2015, we had cash used for current assets of $10.7 million offset by cash flows from current liabilities of $7.7 million.

During the six months ended June 30, 2015, accounts receivable, net increased $6.0 million. WNI-DFW accounts receivable increased $5.3 million primarily for receivables related to increases in the risk score of the health management population. WNI-DFW received a $1.2 million payment during July 2015 related to this receivable and expects to receive an additional $4.7 million payment during the third quarter of 2015. During the second half of 2015, WNI-DFW will continue to accrue accounts receivable related to increases in the risk score of the health management population. In addition, a $2.2 million increase in accounts receivable derived from net patient service revenue is due to an increase in net patient service revenue over the comparative period and an increase in average days outstanding for accounts receivable. Average days outstanding for accounts receivable derived from net patient service revenue increased to 43 days at June 30, 2015 from 39 days at December 31, 2014. These increases were offset by a $1.5 million decrease in other accounts receivable, primarily due to collection of Electronic Health Record incentive amounts.

During the period, we had cash flows of $6.6 million from accrued payroll and net $1.1 million from accounts payable and other accrued liabilities. Cash flows from accrued payroll are primarily due to a $2.3 million increase in amounts due to physicians, including $1.5 million of deferred physician compensation, and $2.1 million of medical claims payable related to our self-insured employee medical benefit plan that began in January 2015. In addition, accrued payroll, payroll taxes and employee benefits balances increased by $1.1 million during the six months ended June 30, 2015. During 2015, non-cash activity includes $1.8 million of employee and Board of Directors’ compensation accrued at December 31, 2014 that was paid with shares of our common stock and an aggregate $0.6 million of stock compensation that was added to accrued payroll and accrued liabilities.

Prepaid expenses and other assets increased $2.8 million primarily due to a $2.6 million increase in federal income tax receivable. Inventory decreased $0.3 million primarily due to a decrease in oncology drug inventory.

Investing Activities

During 2014, we entered into a lease agreement with USMD Arlington (a nonconsolidated affiliate) to lease space that is being built out as an IDTF. Construction began in 2015 and, as of June 30, 2015, we have paid $1.4 million for construction of the IDTF. We anticipate total capital expenditures of $1.8 million for construction of the IDTF and expect it to open in August 2015. In addition, we had capital expenditures of $0.4 million for medical and other equipment, $0.2 million for leasehold improvements and $0.1 million for information technology.

Financing Activities

During 2014, we paid down a significant amount of term debt associated with our credit agreement. As a result, payments on long-term debt were lower during the six months ended June 30, 2015 as compared to the same period in 2014. We expect our 2015 payments on long-term debt to be lower than in 2014. Conversely, payments on related party long-term debt will be higher in 2015 as compared to 2014 due to the suspension of related party principal payments that occurred in 2014.

On April 29, 2015, we issued convertible subordinated notes due 2020 in the principal amount of $1,550,000 (the “2020-11 Convertible Notes”). The 2020-11 Convertible Notes mature on November 1, 2020 and bear interest at a rate of 7.25% per annum. Interest will be paid monthly, in cash or in shares of our common stock as we elect, on the last day of each month commencing on May 31, 2015. Principal is due in full at maturity. We may prepay the 2020-11 Convertible Notes, in whole or in part, at any time after April 29, 2016. Each noteholder will have the right at any time after April 29, 2016, prior to the payment in full of the note, to convert all or any part of the unpaid principal balance of the note into shares of our common stock at the rate of one share of common stock for each $10.61 of principal. The conversion rate will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The indebtedness represented by the 2020-11 Convertible Notes is expressly subordinate to and junior and subject in right of payment to the prior payment in full in cash of all our senior indebtedness, which includes indebtedness in connection with our credit agreement.

Effective March 13, 2015, we issued convertible subordinated notes payable in the aggregate principal amount of $3.5 million (the “2020-09 Convertible Notes”) to four investors. The 2020-09 Convertible Notes mature on September 1, 2020 and bear interest at a fixed rate of 7.75% per annum. Interest payments are due and payable on the last day of each month and may be paid in cash or in shares of our common stock, as we elect. Principal is due in full upon maturity. We may prepay the 2020-09 Convertible Notes, in whole or in part, at any time after March 13, 2016 without penalty. Each noteholder has the right at any time after March 13, 2016 to convert all or any part of the unpaid principal balance of its 2020-09 Convertible Notes into shares of our common stock at the rate of one share of common stock for each $11.10 of principal. The conversion price will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The indebtedness represented by the 2020-09 Convertible Notes is expressly subordinate to and junior and subject in right of payment to the prior payment in full in cash of all our senior indebtedness, which includes indebtedness in connection with our credit agreement.

Credit Agreement

For the principal terms of the credit agreement and our other debt, see Note 10, Long-Term Debt and Capital Lease Obligations in our December 31, 2014 Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K and Note 13, Subsequent Events in our June 30, 2015 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q.

On August 11, 2015, we entered into Amendment No. 9 to Credit Agreement (the “Amendment”) with Southwest Bank, as administrative agent for the lenders (“Administrative Agent”), to amend, effective June 30, 2015, that certain Credit Agreement dated August 31, 2012 (as amended to date, the “Credit Agreement”).

The Amendment restructures our $6.8 million term loan facility (the “Term Loan”) and modifies certain financial covenants, among other things. The Amendment requires us to cash collateralize $3.4 million of the Term Loan upon execution of the Amendment and to cash collateralize the remaining $3.4 million within 60 days of the date the parties executed the Amendment.

The cash held as collateral is held in a segregated account with the Administrative Agent. The account is governed by a deposit account control agreement executed in connection with the Amendment and bears interest at a rate of 0.55% per annum. We do not have the right to withdraw funds from such account without the prior written consent of the Administrative Agent. We may, however, prepay the Term Loan at any time, in whole or in part, with the cash held in the segregated account. In addition, we are not permitted to borrow more than $2.5 million under our $10.0 million Revolver until the Term Loan has been fully cash collateralized. Once the Term Loan is fully cash collateralized, we will no longer be required to make scheduled principal payments on the Term Loan and the outstanding principal balance of the Term Loan will be due and payable at maturity. The Term Loan bears interest at a rate of 5.00% per annum until it is fully cash collateralized, at which time it will bear interest at a rate of 1.80% per annum.

Our Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of USMD Holdings, Inc. and its wholly owned subsidiaries to dispose of assets, incur additional indebtedness, make dividend and other restricted payments, create liens securing other indebtedness and enter into restrictive agreements. The Amendment eliminates financial covenants for the quarter ended June 30, 2015 but, beginning on September 30, 2015, we will be required to maintain a senior leverage ratio of no greater than 1.00:1.00 and, beginning September 30, 2016, we will be required to maintain a fixed charge coverage ratio of at least 1.25:1.00, both calculated on a rolling four quarter basis. However, not more than once during any period of four consecutive fiscal quarters, we are permitted to maintain compliance with our financial covenants if the senior leverage ratio is no greater than 1.25:1.00 and the fixed charge coverage ratio is at least 1.00:1.00. The obligations under the Credit Agreement are secured by substantially all of the assets of USMD Holdings, Inc. and its wholly owned subsidiaries, subject to certain exceptions.

There can be no assurance that we will maintain compliance with the financial and other covenants in our Credit Agreement. In the event we are unable to comply with these covenants during future periods, it is uncertain whether our lenders will either grant waivers or otherwise amend the Credit Agreement to address our noncompliance. If there is an event of default by us under our Credit Agreement, our lenders have the option to, among other things, accelerate any and all of our obligations under the Credit Agreement, which would have a material adverse effect on our business, financial condition and results of operations. If the Credit Agreement lenders accelerate our obligations upon an event of default, replacement financing may not be available when needed, or may only be available on terms that could have a negative impact on our business and results of operations.

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

As of June 30, 2015, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $18.4 million. The guarantees provide for recourse against the investee; however, if we are required to perform under one or more guarantees, recovery of any amount would be unlikely. The remaining terms of these guarantees range from 18 to 155 months. We record a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe it is not probable that we will have to perform under these agreements.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Description of Business, Basis of Presentation and Recently Issued Accounting Pronouncements to our June 30, 2015 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the identification of material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, management concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures remained not effective.

Changes in Internal Control over Financial Reporting

During our evaluation of the effectiveness of internal controls over financial reporting as of December 31, 2014, our management identified material weaknesses in the areas of Financial Statement Close and Reporting and Impairment Testing of Goodwill. Mitigating controls addressing the Financial Statement Close and Reporting material weakness (see “Item 4. Controls and Procedures” disclosed in the Company’s Quarterly Report on Form 10-Q for the period March 31, 2015) have been designed and implemented as of June 30, 2015. Mitigating controls addressing the Impairment Testing of Goodwill material weakness (see “Item 4. Controls and Procedures” disclosed in the Company’s Quarterly Report on Form 10-Q for the period March 31, 2015) have been designed and are in the process of being implemented. Controls addressing both material weaknesses will be tested during the year as part of our Section 404 compliance program.

Except as noted above, there have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 11 - Commitments and Contingencies in our June 30, 2015 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

Described in Item 3.02 of our Form 8-K filed May 1, 2015 with the Securities and Exchange Commission.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Entry into Amendment to Credit Agreement

On August 11, 2015, we entered into Amendment No. 9 to Credit Agreement and Amendment No. 2 to the Guarantee and Collateral Agreement with Southwest Bank, as administrative agent for the lenders, to amend, effective June 30, 2015, that certain Credit Agreement dated August 31, 2012.

The Amendment restructures our $6.8 million term loan facility and modifies certain financial covenants, among other things. The Amendment requires us to cash collateralize $3.4 million of the Term Loan upon execution of the Amendment and to cash collateralize the remaining $3.4 million within 60 days of the date the parties executed the Amendment. The cash held as collateral is held in a segregated account with the Administrative Agent. The account is governed by a deposit account control agreement executed in connection with the Amendment and bears interest at a rate of 0.55% per annum. We do not have the right to withdraw funds from such account without the prior written consent of the Administrative Agent. We may, however, prepay the Term Loan at any time, in whole or in part, with the cash held in the segregated account. In addition, we are not permitted to borrow more than $2.5 million under our $10.0 million Revolver until the Term Loan has been fully cash collateralized. Once the Term Loan is fully cash collateralized, we will no longer be required to make scheduled principal payments on the Term Loan and the outstanding principal balance of the Term Loan will be due and payable at maturity. The Term Loan bears interest at a rate of 5.00% per annum until it is fully cash collateralized, at which time it will bear interest at a rate of 1.80% per annum.

The Amendment eliminates financial covenants for the quarter ended June 30, 2015 but, beginning on September 30, 2015, we will be required to maintain a senior leverage ratio of no greater than 1.00:1.00 and beginning on September 30, 2016, we will be required to maintain a fixed charge coverage ratio of at least 1.25:1.00, both calculated on a rolling four quarter basis. However, not more than once during any period of four consecutive fiscal quarters, we are permitted to maintain compliance with our financial covenants if the fixed charge coverage ratio is at least 1.00:1.00 and the senior leverage ratio is no greater than 1.25:1.00. In addition, our capital expenditures may not exceed $6.0 million for the fiscal year ended December 31, 2015, and may not exceed $4.5 million for the fiscal year ended December 31, 2016.

The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, which is attached hereto as Exhibit 10.4 and incorporated by reference herein.

Appointment of Chief Financial Officer

On August 7, 2015, our board of directors appointed Jim Berend to serve as its Executive Vice President and Chief Financial Officer. Mr. Berend, age 58, began working for the Company on August 6, 2015 and will assume his role as Chief Financial Officer on August 18, 2015. Mr. Berend will replace Michael Dooley, who has served as the interim chief financial officer. Mr. Dooley will continue to serve as our Chief Accounting Officer.

Prior to joining the Company, Mr. Berend was an independent consultant providing financial and accounting consulting services to companies in the healthcare industry. From March 2014 to February 2015, Mr. Berend was the chief financial officer of a company that operates surgical hospitals across Texas. As chief financial officer, he was responsible for finance and accounting, centralized business office, materials management and hospital financial operations. From 2007 to 2014, Jim developed and led the healthcare practice at the Dallas office of Grant Thornton, LLP. Under his supervision, the practice grew to one of the largest and most successful in the firm and included dozens of health care clients, including two of the largest health systems in Dallas, Texas. Prior to his time at Grant Thornton, LLP, Mr. Berend was the partner in charge of healthcare consulting for the Southwest Area at Ernst & Young and the partner in charge of the DFW healthcare practice at Arthur Andersen, where he began his career in 1978. Mr. Berend is a licensed Certified Public Accountant and received his Bachelor of Business Administration, with highest honors, from the University of Texas at Austin.

Mr. Berend will receive an annual salary of $380,000 per year. He will be eligible for an annual bonus of up to 70% of his base compensation. The amount and timing of bonus compensation, and whether any bonus compensation will be paid in cash, securities, or another form of consideration, will be determined at the sole discretion of our board of directors. In addition to an annual salary and bonus, on August 6, 2015, Mr. Berend was granted options to purchase 100,000 shares of the Company’s common stock with a strike price of $8.21 per share. The options were granted pursuant to the 2010 USMD Holdings, Inc. Equity Compensation Plan. Options for 20,000 shares vested on the grant date and the remaining options will vest at a rate of 20,000 shares per year on January 1 of each calendar year, beginning on January 1, 2016, until fully vested. The options expire on August 6, 2023.

If Mr. Berend satisfactorily completes his first 90 days of employment as Chief Financial Officer, as determined by the board of directors, he will be eligible to receive a written severance agreement pursuant to which he may be eligible to receive, in certain circumstances, severance payments equal to 12, and in certain cases 18, months’ salary.

There is no family relationship between Mr. Berend and any of our directors or executive officers and there is no transaction between Mr. Berend and the Company that would require disclosure under Item 404(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Form of 7.75% Convertible Subordinated Note due 2020 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on April 2, 2015).

4.2	Form of 7.25% Convertible Subordinated Note due 2020 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on May 1, 2015).

10.1	Amendment No. 7 to Credit Agreement dated March 13, 2015 by and among Registrant, certain other borrowers, and Southwest Bank as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 2, 2015).

10.2	Amendment No. 8 to Credit Agreement dated April 29, 2015 by and among Registrant, certain other borrowers, and Southwest Bank as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 1, 2015).

10.3	Letter of Engagement dated April 24, 2015 by and between Registrant and Rudish Consulting Services, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 14, 2015)

10.4*	Amendment No. 9 to Credit Agreement and Amendment No. 2 to the Guarantee and Collateral Agreement dated August 11, 2015 by and among Registrant, certain other borrowers, and Southwest Bank as lender and administrative agent.

31.1*	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael Dooley, Interim Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael Dooley, Interim Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Michael Dooley
Michael Dooley, Interim Chief Financial Officer
(On behalf of registrant and as Principal Financial Officer)

Date: August 13, 2015