Form 10-Q
period 2015-09-30
USMD Holdings, Inc.
filed 2015-11-16
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The registrant had 11,014,222 shares of common stock outstanding as of November 10, 2015.

USMD HOLDINGS, INC.

PART 1 – FINANCIAL INFORMATION

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS(1)
Current assets:
Cash and cash equivalents	$26,471	$15,940
Accounts receivable, net of allowance for doubtful accounts of $2,220 and $2,100 at September 30, 2015 and December 31, 2014, respectively	28,761	24,673
Inventories	2,310	2,512
Deferred tax assets, net	6,617	5,873
Prepaid expenses and other current assets	7,100	4,466

Total current assets	71,259	53,464
Property and equipment, net	31,475	20,796
Restricted cash	6,750	—
Investments in nonconsolidated affiliates	60,525	59,780
Goodwill	97,836	97,836
Intangible assets, net	14,962	16,613
Other assets	211	159

Total assets	$283,018	$248,648

LIABILITIES(2) AND EQUITY
Current liabilities:
Accounts payable	$10,810	$7,708
Accrued payroll	21,182	13,816
Other accrued liabilities	19,655	18,373
Other current liabilities	529	606
Current portion of long-term debt	1,030	2,040
Current portion of related party long-term debt	760	746
Current portion of capital lease obligations	1,439	537

Total current liabilities	55,405	43,826
Other long-term liabilities	8,729	1,888
Deferred compensation payable	4,323	4,491
Long-term debt, less current portion	34,241	28,264
Related party long-term debt, less current portion	18,004	3,085
Capital lease obligations, less current portion	6,736	1,789
Deferred tax liabilities, net	17,387	20,127

Total liabilities	144,825	103,470
Commitments and contingencies
Equity:
USMD Holdings, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 10,373,125 and 10,181,258 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	104	102
Additional paid-in capital	163,204	160,458
Accumulated deficit	(29,061)	(18,750)
Accumulated other comprehensive loss	(2)	(2)

Total USMD Holdings, Inc. stockholders’ equity	134,245	141,808
Noncontrolling interests in subsidiaries	3,948	3,370

Total equity	138,193	145,178

Total liabilities and equity	$283,018	$248,648

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
(1) Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Cash and cash equivalents	$13,875	$10,169
Accounts receivable	1,574	1,150
Prepaid expenses	99	61
Deferred tax asset	3,753	3,850

Total current assets	$19,301	$15,230

The assets of the consolidated VIE can only be used to settle the obligations of the VIE.

(2) Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Accounts payable	$3,047	$3,517
Other accrued liabilities	12,602	11,506

Total current liabilities	$15,649	$15,023

The liabilities of the consolidated VIE are obligations of the VIE and the creditors have no recourse to USMD Holdings, Inc.

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Patient service revenue	$50,065	$48,907	$143,583	$139,175
Provision for doubtful accounts related to patient service revenue	(1,161)	(1,013)	(3,499)	(2,276)

Net patient service revenue	48,904	47,894	140,084	136,899
Capitated revenue	24,698	18,500	71,789	47,360
Management and other services revenue	5,284	5,296	15,533	17,409
Lithotripsy revenue	5,881	5,742	16,148	15,930

Net operating revenue	84,767	77,432	243,554	217,598

Operating expenses:
Salaries, wages and employee benefits	42,435	42,637	126,373	123,465
Medical services and supplies expense	28,668	22,517	79,684	58,539
Rent expense	5,184	4,105	13,348	11,780
Provision for doubtful accounts	53	138	(66)	186
Other operating expenses	9,073	7,740	29,128	24,629
Depreciation and amortization	2,519	1,997	6,770	14,173

Total operating expenses	87,932	79,134	255,237	232,772

Loss from operations	(3,165)	(1,702)	(11,683)	(15,174)
Other income (expense):
Interest expense, net	(852)	(706)	(2,345)	(2,099)
Equity in income of nonconsolidated affiliates, net	2,264	2,666	6,777	8,185
Other gain	87	—	138	—

Total other income, net	1,499	1,960	4,570	6,086

Income (loss) before income taxes	(1,666)	258	(7,113)	(9,088)
Benefit for income taxes	(952)	(663)	(4,155)	(4,986)

Net income (loss)	(714)	921	(2,958)	(4,102)
Less: net income attributable to noncontrolling interests	(2,827)	(2,667)	(7,353)	(6,980)

Net loss attributable to USMD Holdings, Inc.	$(3,541)	$(1,746)	$(10,311)	$(11,082)

Loss per share attributable to USMD Holdings, Inc.
Basic	$(0.34)	$(0.17)	$(1.00)	$(1.09)
Diluted	$(0.34)	$(0.17)	$(1.00)	$(1.09)
Weighted average common shares outstanding
Basic	10,454	10,177	10,353	10,151
Diluted	10,454	10,177	10,353	10,151

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	USMD Holdings, Inc. Common Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total USMD Holdings, Inc.	Noncontrolling Interests in Subsidiaries
	Shares Outstanding	Par Value						Total Equity
Balance at December 31, 2014	10,181	$102	$160,458	$(2)	$(18,750)	$141,808	$3,370	$145,178
Net income (loss)	—	—	—	—	(10,311)	(10,311)	7,353	(2,958)
Share-based payment expense - stock options	—	—	766	—	—	766	—	766
Share-based payment expense - common stock issued	15	—	125	—	—	125	—	125
Common stock issued for payment of 2014 accrued compensation	177	2	1,855	—	—	1,857	—	1,857
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(6,775)	(6,775)

Balance at September 30, 2015	10,373	$104	$163,204	$(2)	$(29,061)	$134,245	$3,948	$138,193

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,958)	$(4,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	3,433	2,462
Depreciation and amortization	6,770	14,173
Accretion of debt discount and amortization of debt issuance costs	386	511
(Gain) loss on sale or disposal of assets, net	(18)	230
Gain on sale of ownership interests in nonconsolidated affiliates	(138)	—
Equity in income of nonconsolidated affiliates, net	(6,777)	(8,185)
Distributions from nonconsolidated affiliates	5,873	11,002
Share-based payment expense	1,934	1,664
Deferred income tax benefit	(3,484)	(7,360)
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(7,521)	(233)
Inventories	202	(518)
Prepaid expenses and other assets	(1,766)	(774)
Current liabilities	12,546	18,296
Other noncurrent liabilities	733	(41)

Net cash provided by operating activities	9,215	27,125

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	—	(104)
Capital expenditures	(2,920)	(935)
Payments received for the sale of ownership interests in nonconsolidated affiliates	297	—
Proceeds from sale of property and equipment	18	80

Net cash used in investing activities	(2,605)	(959)

Cash flows from financing activities:
Proceeds from issuance of related party long-term debt	15,457	—
Proceeds from issuance of long-term debt	4,350	—
Repayments of borrowings under revolving credit facility	—	(1,500)
Principal payments on related party long-term debt	(527)	(157)
Payments on long-term debt and capital lease obligations	(1,732)	(8,924)
Payment of debt issuance costs	(102)	(159)
Capital contributions from noncontrolling interests	—	119
Distributions to noncontrolling interests	(6,775)	(7,013)
Release (restriction) of restricted cash	(6,750)	5,000

Net cash provided by (used in) financing activities	3,921	(12,634)

Net increase in cash and cash equivalents	10,531	13,532
Cash and cash equivalents at beginning of year	15,940	13,137

Cash and cash equivalents at end of period	$26,471	$26,669

Supplemental non-cash investing and financing information:
Accrued unissued share-based compensation	$1,043	$259
Liabilities paid in common stock	$1,857	$243
Property and equipment acquired on account	$282	$59
Property and equipment acquired through debt or capital lease financing	$6,997	$—
Services purchased and financed with debt recorded in other current assets	$868	$—
Landlord funded leasehold improvements	$1,671	$—
Capitalized construction costs related to build-to-suit financing obligation	$3,927	$—
Finance sale of interest in nonconsolidated affiliate with note receivable	$159	$—
Fair value of common stock issued in business combinations	$—	$167
Fair value of assets acquired in business combinations, excluding cash	$—	$271
Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$1,474	$1,370
Interest to related parties	$291	$83
Income tax	$1,202	$1,915
Cash received for—
Income tax refund	$—	$11

See accompanying notes to condensed consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 1 – Description of Business, Basis of Presentation and Recently Issued Accounting Pronouncements

Description of Business:

USMD Holdings, Inc. (“USMD” or the “Company”) is an innovative, early-stage physician-led integrated health system. An integrated health system is considered early-stage when it has not yet established all the components necessary to be considered a fully integrated health system. Through its subsidiaries and affiliates, the Company provides healthcare services to patients and management and operational services to hospitals and other healthcare service providers. The Company provides healthcare services to patients in physician clinics, hospitals and other healthcare facilities, including cancer treatment centers and anatomical pathology and clinical laboratories. A wholly owned subsidiary of the Company is the sole member of a Texas Certified Non-Profit Health Organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area. Through other wholly owned subsidiaries, the Company provides management and operational services to two general acute care hospitals in the Dallas-Fort Worth, Texas metropolitan area and provides management and/or operational services to three cancer treatment centers in three states and 21 lithotripsy service providers (i.e., kidney stone treatment) primarily located in the South-Central United States. Of these managed entities, the Company has minority ownership interests in the two hospitals, one cancer treatment center and 19 lithotripsy service providers. The Company consolidates the operations of 17 lithotripsy service providers into its financial statements. In addition, the Company wholly owns and operates two clinical laboratories, one anatomical pathology laboratory, one cancer treatment center and two lithotripsy service providers in the Dallas-Fort Worth, Texas metropolitan area.

Basis of Presentation:

The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information in this report not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of the Company’s management, are necessary for fair presentation of the condensed consolidated financial statements. The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2015

(Unaudited)

Recently Issued Accounting Pronouncements

In April 2015 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to adoption of this amendment, debt issuance costs are required to be presented in the balance sheet as a deferred charge (an asset). ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The provisions of ASU 2015-03 must be applied on a retrospective basis. Management is evaluating the impact that adoption of ASU 2015-03 will have on the Company’s consolidated financial statements.

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU-2014-09”). ASU 2014-09 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contact, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The provisions of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the update recognized at the date of the initial application along with additional disclosures. On August 14, 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year and permits early adoption on a limited basis. As a result of the deferral, ASU 2014-09 will be effective for the Company beginning January 1, 2018. Early adoption is permitted beginning January 1, 2017. Management is evaluating the impact that adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

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

September 30, 2015

(Unaudited)

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

The following table summarizes the carrying amounts of the assets and liabilities of WNI-DFW included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances) (in thousands):

	September 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$13,875	$10,169
Accounts receivable	1,574	1,150
Prepaid expenses	99	61
Deferred tax asset	3,753	3,850

Total current assets	$19,301	$15,230

Current liabilities:
Accounts payable	$3,047	$3,517
Other accrued liabilities	12,602	11,506

Total current liabilities	$15,649	$15,023

The assets of WNI-DFW can only be used to settle obligations of WNI-DFW. The creditors of WNI-DFW have no recourse to the general credit of the Company. Upon notification from WNI-DFW, the Company is contractually obligated to fund certain cash requirements of WNI-DFW.

For the three and nine months ended September 30, 2015, WNI-DFW contributed capitated revenue of $24.7 million and $71.8 million, respectively, and income before provision for income taxes of $2.0 million and $8.0 million (after elimination of intercompany transactions), respectively. For the three and nine months ended September 30, 2014, WNI-DFW contributed capitated revenue of $18.5 million and $47.4 million, respectively, and income before provision for income taxes of $1.7 million and $5.2 million, respectively (after elimination of intercompany transactions).

Estimated Medical Claims Liability

In connection with the operations of WNI-DFW, the Company makes estimates related to incurred but not reported (“IBNR”) medical claims of WNI-DFW. The patient population to which WNI-DFW provides health services has limited medical claims activity from which claims-based actuarial judgments can be made. In addition, the full population is relatively small for precise actuarial determinations. Therefore, in addition to calculating IBNR claims using an actuarial estimate based on historical medical claims activity, management includes an adjustment factor based on broader patient populations deemed to be similar in risk profile to the WNI-DFW managed patient population. If actual results are not consistent with the Company’s estimate, the Company may be exposed to variances in medical services and supplies expense that may be material. At September 30, 2015 and December 31, 2014, the Company has recorded IBNR claims payable of $12.6 million and $11.4 million, respectively, which is included in other accrued liabilities.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2015

(Unaudited)

Note 3 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USMD Hospital at Arlington, L.P.	$50,409	46.40%	$49,518	46.40%
USMD Hospital at Fort Worth, L.P.	9,989	30.88%	9,956	30.88%
Other	127	3%-34%	306	4%-34%

	$60,525		$59,780

At September 30, 2015, USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) were significant equity investees, as that term is defined by SEC Regulation S-X Rule 8-03(b)(3). Financial information for USMD Arlington and USMD Forth Worth is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
USMD Arlington:
Revenue	$24,953	$24,159	$71,376	$67,711
Income from operations	$5,281	$5,212	$15,537	$15,009
Net income	$4,327	$4,916	$13,536	$13,232

USMD Fort Worth:
Revenue	$6,255	$10,873	$17,761	$29,417
Income from operations	$732	$3,064	$1,524	$7,449
Net income	$588	$2,861	$1,092	$6,871

Note 4 – Patient Service Revenue

The Company’s patient service revenue by payer is summarized in the table that follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$15,361	31.4%	$14,498	30.3%	$44,811	32.0%	$41,166	30.1%
Medicaid	76	0.2	350	0.7	522	0.4	1,084	0.8
Managed care and commercial payers	33,385	68.3	33,185	69.3	95,331	68.1	94,274	68.9
Self-pay	1,243	2.5	874	1.8	2,919	2.1	2,651	1.9

Patient service revenue before provision for doubtful accounts	50,065	102.4	48,907	102.1	143,583	102.5	139,175	101.7
Patient service revenue provision for doubtful accounts	(1,161)	(2.4)	(1,013)	(2.1)	(3,499)	(2.5)	(2,276)	(1.7)

Net patient service revenue	$48,904	100.0%	$47,894	100.0%	$140,084	100.0%	$136,899	100.0%

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management’s assessment of the collectibility of patient and customer accounts. The Company regularly reviews this allowance by considering factors such as historical experience, credit quality, the age of the

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2015

(Unaudited)

accounts receivable balances and current economic conditions that may affect a patient’s or customer’s ability to pay. Uncollectible accounts are written off once collection efforts are exhausted. At September 30, 2015 and December 31, 2014, the allowance for doubtful accounts was 7.2% and 7.8%, respectively, of accounts receivable. A summary of the Company’s accounts receivable allowance for doubtful accounts activity is as follows (in thousands):

Balance at December 31, 2014	Provision for Doubtful Accounts Related to Patient Service Revenue	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at September 30, 2015
$2,100	3,499	(66)	(3,313)	$2,220

Note 5 – Intangible Assets

The components of amortizable intangible assets consist of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$5,246	$(883)	$4,363	$5,246	$(738)	$4,508
Trade names	11,168	(9,239)	1,929	11,168	(8,845)	2,323
Customer relationships	767	(767)	—	767	(596)	171
Noncompete agreements	12,547	(3,877)	8,670	12,547	(2,936)	9,611

	$29,728	$(14,766)	$14,962	$29,728	$(13,115)	$16,613

For the three and nine months ended September 30, 2015, aggregate amortization expense of intangible assets totaled $0.5 million and $1.7 million, respectively. For the three and nine months ended September 30, 2014, aggregate amortization expense of intangible assets totaled $0.6 million and $9.9 million, respectively, including an $8.4 million impairment loss. Total estimated amortization expense for the Company’s intangible assets through the end of 2015 and during the four succeeding years is as follows (in thousands):

October through December 2015	$493
2016	$1,974
2017	$1,972
2018	$1,972
2019	$1,665

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2015

(Unaudited)

Note 6 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued payables	$2,798	$3,246
Accrued bonus	2,383	2,000
Other accrued liabilities	1,379	1,078
IBNR claims payable	12,589	11,379
Income taxes payable	506	670

	$19,655	$18,373

Note 7 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30, 2015	December 31, 2014
USMD Holdings, Inc.:
Credit Agreement:
Term Loan	$6,750	$7,500
Revolving line of credit	—	—
Convertible subordinated notes due 2019, net of unamortized discount of $2,516 and $2,978 at September 30, 2015 and December 31, 2014, respectively	21,826	21,364
Convertible subordinated notes due 2020 (including $700 related party notes)	5,050	—
Subordinated related party notes payable	3,304	3,831
USMD Arlington related party advance, net of unamortized discount of $240 at September 30, 2015	14,760	—
Other loans payable	984	212
Capital lease obligations	7,253	1,032

	59,927	33,939
Consolidated lithotripsy entities:
Notes payable	1,361	1,228
Capital lease obligations	922	1,294

	2,283	2,522

Total long-term debt and capital lease obligations	62,210	36,461
Less: current portion	(3,229)	(3,323)

Long-term debt and capital lease obligations, less current portion	$58,981	$33,138

USMD Arlington Related Party Advance

On September 18, 2015, the Company and the other partners of USMD Arlington amended the partnership agreement of USMD Arlington to allow for a one-time special distribution from USMD Arlington to the Company. USMD Arlington financed the special

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2015

(Unaudited)

distribution with the proceeds of new debt issued by USMD Arlington in the original principal amount of $15,000,000, which USMD Arlington borrowed specifically for the purpose of funding the special distribution. The Company received proceeds from the special distribution of $14.8 million, net of lender fees. The Company has determined that the special distribution is, in substance, a debt arrangement (the “Advance”).

The Advance accrues interest that is payable to USMD Arlington at the 30-Day London Interbank Offered Rate plus a margin of 2.85% (3.04% at September 30, 2015). In addition, the Company is required to pay the limited partners of USMD Arlington a pre-determined quarterly financing fee equal to 3.22% per annum of the scheduled outstanding balance at the end of each month. To the extent available, principal and interest payments due on the Advance will be withheld monthly from future USMD Arlington distributions otherwise due to the Company. If distributions to the Company withheld by USMD Arlington for any three month period ending in February, May, August or November during the debt term are less than principal and interest payments due for that three month period, the Company will make payments in amounts equal to the difference between amounts withheld from distributions and amounts due for that three month period. Subject to the preceding terms, principal payments of $312,500 are due monthly beginning December 31, 2016 and the debt matures November 28, 2020. If the Company fails to make payments due under the terms of the Advance, the Company’s ownership interest in USMD Arlington may be reduced and the ownership interest of the limited partners of USMD Arlington may be proportionally increased.

In connection with the Advance, the Company incurred debt issuance costs of $43,000, which will be amortized through the maturity date using the effective interest method.

Amendments to Credit Agreement

On August 11, 2015 and September 18, 2015, respectively, the Company entered into Amendment No. 9 to Credit Agreement (“Amendment No. 9”) and Amendment No. 10 to Credit Agreement (“Amendment No. 10”) (collectively, the “Amendments”) with Southwest Bank, as administrative agent for the lenders (“Administrative Agent”), to amend that certain Credit Agreement dated August 31, 2012 (as previously amended, the “Credit Agreement”). Amendment No. 9 to Credit Agreement was effective June 30, 2015.

Amendment No. 9 restructures the Company’s $6.75 million term loan facility (the “Term Loan”) and modifies certain financial covenants, among other provisions. Amendment No. 10 approves the Advance and modifies certain definitions, as needed, to reflect the Advance or to include or exclude the debt and debt services associated with such loan from the definitions relating to fixed charges, and the senior leverage ratio. The Amendments require the Company to fully cash collateralize the $6.75 million Term Loan, which is presented as restricted cash on the Company’s consolidated balance sheet. The cash held as collateral is held in a segregated account with the Administrative Agent. The account is governed by a deposit account control agreement executed in connection with Amendment No. 9 and bears interest at a rate of 0.55% per annum. The Company does not have the right to withdraw funds from such account without the prior written consent of the Administrative Agent. The Company may, however, prepay the Term Loan at any time, in whole or in part, with the cash held in the segregated account.

Once the Term Loan was fully cash collateralized, the Company was no longer required to make scheduled principal payments on the Term Loan and the outstanding principal balance of the Term Loan will be due and payable at maturity. The Term Loan bears interest at a rate of 1.80% per annum.

Amendment No. 10 requires the Company to meet a senior leverage ratio of no greater than 1.00:1.00 in order to borrow funds under the revolving credit facility and to pay down the borrowings under the revolving credit facility in the event its senior leverage ratio exceeds 1.00:1.00. Beginning on September 30, 2016, Amendment No. 9 requires the Company to maintain a fixed charge coverage ratio of at least 1.25:1.00. Both covenants are calculated on a rolling four quarter basis. However, not more than once during any period of four consecutive fiscal quarters, the Company is permitted to maintain compliance with its financial covenants if the fixed charge coverage ratio is at least 1.00:1.00 and the senior leverage ratio is no greater than 1.25:1.00. Under the Credit Agreement as revised by the Amendments, if the Term Loan is fully cash collateralized and there are no borrowings under the revolving credit facility, the fixed charge coverage ratio will not be tested in any fiscal quarter ending on or after September 30, 2016, and the senior leverage ratio will not be tested in any fiscal quarter ending on or after September 30, 2015.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2015

(Unaudited)

Convertible Subordinated Notes Due 2020

On April 29, 2015, the Company issued convertible subordinated notes in the aggregate principal amount of $1.55 million (the “2020-11 Convertible Notes”) to private investors. The 2020-11 Convertible Notes mature on November 1, 2020 and bear interest at a fixed rate of 7.25% per annum. Interest will be paid monthly, in cash or in shares of common stock as the Company elects, on the last day of each month commencing on May 31, 2015. Principal is due in full at maturity. The Company may prepay the 2020-11 Convertible Notes, in whole or in part, at any time after April 29, 2016 without penalty. Each noteholder will have the right at any time after April 29, 2016, prior to the payment in full of the 2020-11 Convertible Note, to convert all or any part of the unpaid principal balance of the 2020-11 Convertible Note into shares of common stock of the Company at the rate of one share of common stock for each $10.61 of principal. The conversion rate will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The conversion option has no cash settlement provisions. The 2020-11 Convertible Notes are convertible into 146,086 common shares of the Company at a conversion price of $10.61 per share. Three members of the Company’s Board of Directors hold 2020-11 Convertible Notes totaling $0.7 million.

Effective March 13, 2015, the Company issued convertible subordinated notes in the aggregate principal amount of $3.5 million (the “2020-09 Convertible Notes”) to private investors. The 2020-09 Convertible Notes mature on September 1, 2020 and bear interest at a fixed rate of 7.75% per annum. Interest payments are due and payable on the last day of each month and may be paid in cash or in shares of common stock of the Company, as the Company elects. Principal is due in full upon maturity. The Company may prepay the 2020-09 Convertible Notes, in whole or in part, at any time after March 13, 2016 without penalty. Each noteholder has the right at any time after March 13, 2016, prior to the payment in full of the 2020-09 Convertible Note, to convert all or any part of the unpaid principal balance of the 2020-09 Convertible Note into shares of common stock of the Company at the rate of one share of common stock for each $11.10 of principal. The conversion price will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The conversion option has no cash settlement provisions. The 2020-09 Convertible Notes are convertible into 315,315 common shares of the Company at a conversion price of $11.10 per share.

The indebtedness represented by the convertible subordinated notes due in 2020 is expressly subordinate to all senior indebtedness of the Company currently outstanding or incurred in the future, which includes indebtedness in connection with its Credit Agreement. The Company evaluated the conversion options embedded in the convertible subordinated notes due in 2020 and concluded that the options do not meet the criteria for bifurcation and separate accounting as a derivative as they are indexed to the Company’s own stock and, if freestanding, would be classified in stockholders’ equity. Specifically, the variables affecting any adjustment to the conversion price would be inputs to the fair value of a fixed-for-fixed option on equity shares, or are otherwise designed to maintain the economic position of both parties before and after the event that precipitates an adjustment of the conversion price (i.e. merger).

Other Loans Payable

Effective August 31, 2015, the Company entered into an arrangement to finance $0.5 million of its annual directors and officers insurance policy. The loan bears interest at a fixed rate of 3.53% and principal and interest payments are due monthly in eleven equal installments of $45,000 beginning September 30, 2015 until maturity in July 2016.

In connection with the master lease arrangement described below, the Company financed $0.3 million of training and implementation services purchased from the equipment vendor. The financing arrangements were effective August 4, 2015 and have terms of 66, 55 and 44 months. Beginning March 2016, the financing arrangement requires aggregate minimum monthly payments of $7,000, which will reduce beginning in 2019 as the shorter term arrangements are paid off. The financing arrangements bear interest at fixed rates with a weighted average of 5.0%. From inception to the first payment date, interest charges will be added to the loan balance.

In 2014, concurrent with a capital lease of medical equipment for the USMD Arlington Independent Diagnostic Testing Facility (“IDTF”), the Company financed $157,000 of training and implementation services purchased from the equipment vendor. In July 2015, concurrent with additions to the capital lease, $52,000 of additional services was added to the loan. The financing arrangement requires 25 quarterly principal and interest payments of $11,000 beginning September 30, 2015. The financing arrangements bear interest at fixed rates with a weighted average of 6.4%. From inception to the first payment date, interest charges were added to the loan balance.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2015

(Unaudited)

Capital Lease Obligations

In connection with establishment of an IDTF at USMD Arlington, the Company entered into a master leasing arrangement with the financing subsidiary of an equipment vendor. Under this arrangement, the Company has entered into twelve leases for medical systems totaling $5.4 million. The leases have terms of 66, 55 and 44 months. Beginning at the lease commencement date, the 66 month leases require minimum monthly payments of $63,000, the 55 month lease requires minimum monthly payments of $8,000 and the 44 month leases require minimum monthly payments of $53,000. Effective with delivery and acceptance, the equipment leases commenced in August 2015.

In July 2015, the Company entered into a capital lease to finance the acquisition of electronic health record software licenses totaling $1.0 million. The lease required an initial payment of $80,000 on July 7, 2015 followed by 35 monthly payments of $25,000 beginning August 7, 2015.

In 2014, in connection with establishment of the USMD Arlington IDTF, the Company entered into a capital lease to finance the purchase of medical equipment totaling $0.6 million. In July 2015, the Company added $0.1 million of equipment to the capital lease. Payments are variable subject to a defined per-use minimum. The lease requires 25 minimum quarterly payments of $35,000 beginning September 30, 2015. From lease inception to the first payment date, interest was added to the capital lease balance.

Consolidated Lithotripsy Entities – Notes Payable

In May 2015, one of the Company’s consolidated lithotripsy partnerships acquired equipment totaling $0.5 million and executed a note payable to finance the full amount of the purchased equipment. The note bears interest at a fixed rate of 2.95% and principal and interest payments are due monthly in 60 equal installments of $8,513 until maturity in May 2020. The note is secured by the financed equipment.

Long-Term Debt Maturities

Maturities of the Company’s long-term debt at September 30, 2015, excluding unamortized debt discounts, are as follows (in thousands):

October through December 2015	$445
2016	8,446
2017	5,766
2018	4,830
2019	28,342
Thereafter	8,962

Total	$56,791

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2015

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

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$6,750	$6,750	$7,500	$7,500
Convertible subordinated notes due 2019	$21,826	$17,510	$21,364	$19,857
Convertible subordinated notes due 2020	$5,050	$4,218	$—	$—
Subordinated related party notes payable	$3,304	$3,208	$3,831	$3,689
Consolidated lithotripsy entity notes payable	$1,361	$1,360	$1,228	$1,228
Other loans payable	$538	$537	$212	$213

At September 30, 2015 and December 31, 2014, the carrying value of the Company’s Term Loan approximates fair value due to recent amendment of the debt at September 30, 2015 and recent issuance of the debt at December 30, 2014. No events have occurred subsequent to issuance and amendment of the Term Loan to substantially impact the estimated borrowing rate applicable to the Term Loan.

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

Note 9 – Share-Based Payment

Pursuant to the USMD Holdings, Inc. 2010 Equity Compensation Plan, as amended (the “Equity Compensation Plan”), the Company may grant equity awards to employees, nonemployee directors and nonemployee service providers in the form of stock options, restricted stock and stock appreciation rights. The terms of the Equity Compensation Plan provide for the reservation of up to 2.5 million shares of common stock for issuance under the Equity Compensation Plan. At September 30, 2015, the Company had 1.2 million shares available for grant under the Equity Compensation Plan.

Stock Options

On August 6, 2015, the Company granted options to purchase 100,000 shares of the Company’s common stock with a strike price of $8.21 per share. The options were granted pursuant to the Equity Compensation Plan and had a grant date fair value of $3.03 per share. Options for 20,000 shares vested on the grant date and the remaining options will vest at a rate of 20,000 shares per year on January 1 of each calendar year, beginning on January 1, 2016, until fully vested. The options expire on August 6, 2023.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2015

(Unaudited)

Payments in Common Stock

For services rendered as members of the Company’s Board of Directors, the Company has elected to compensate directors in common stock of the Company in lieu of cash. Beginning with the second quarter of 2015, grant dates occur on the last day of each quarter for services rendered during that quarter. Previously, shares were granted on the last day of each month. Shares granted are fully vested, non-forfeitable and granted pursuant to the Equity Compensation Plan. For their services as directors during the three and nine months ended September 30, 2015, the Company granted to members of its Board of Directors an aggregate 21,316 and 53,050, respectively, shares of its common stock. The grant date fair value of the shares was $153,000 and $478,000, respectively, which is included in other operating expenses on the Company’s statement of operations. On February 20, 2015, in payment of Board of Directors’ compensation earned August 1, 2014 through December 31, 2014, the Company issued to members of the Company’s Board of Directors 30,724 previously granted shares of its common stock with an aggregate grant date fair value of $273,000.

On July 9, 2015, in payment of certain 2014 bonuses due to physicians and compensation deferred by certain physicians in the first quarter of 2015, the Company granted and issued 26,764 shares of its common stock to those physicians. The shares had a grant date fair value of $225,000 and were issued pursuant to the Company’s Equity Compensation Plan.

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

On March 5, 2015, in payment of salaries deferred in 2014 under the Company’s Salary Deferral Plan, the Company issued 15,700 shares of its common stock to certain executives and members of senior management. The shares had a grant date fair value of $150,000 and were issued pursuant to the Company’s Equity Compensation Plan. For the three and nine months ended September 30, 2015, pursuant to the Company’s Salary Deferral Plan, the Company granted 32,093 and 63,504, respectively, shares of its common stock. The grant date fair value of the shares was $229,000 and $527,000, respectively, which is included in salaries, wages and employee benefits on the Company’s statement of operations. The shares were granted in payment of salary amounts deferred during the first and second quarters of 2015.

A consultant to the Company has agreed to be partially compensated in common stock for services rendered. Grant dates occur on the last day of each month and shares granted are fully vested and non-forfeitable. Pursuant to the Equity Compensation Plan, during the nine months ended September 30, 2015, the Company granted to the consultant 4,129 shares of common stock with a grant date fair value of $38,000.

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

September 30, 2015

(Unaudited)

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share and the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to USMD Holdings, Inc. - basic	$(3,541)	$(1,746)	$(10,311)	$(11,082)
Effect of potentially dilutive securities:
Interest on convertible notes, net of tax	—	—	—	—

Net loss attributable to USMD Holdings, Inc. - diluted	$(3,541)	$(1,746)	$(10,311)	$(11,082)

Denominator:
Weighted-average common shares outstanding	10,454	10,177	10,353	10,151
Effect of potentially dilutive securities:
Stock options	—	—	—	—
Convertible subordinated notes due 2019	—	—	—	—
Convertible subordinated notes due 2020	—	—	—	—

Weighted-average common shares outstanding assuming dilution	10,454	10,177	10,353	10,151

Loss per share attributable to USMD Holdings, Inc.:
Basic	$(0.34)	$(0.17)	$(1.00)	$(1.09)
Diluted	$(0.34)	$(0.17)	$(1.00)	$(1.09)

The following table presents the potential shares excluded from the diluted earnings (loss) per share calculation because the effect of including theses potential shares would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	966	802	966	802
Convertible subordinated notes due 2019	1,042	1,042	1,042	1,042
Convertible subordinated notes due 2020	461	—	461	—

	2,469	1,844	2,469	1,844

Note 11 – Commitments and Contingencies

Financial Guarantees

As of September 30, 2015, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its current and one former nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $24.9 million. The guarantees provide for recourse against the investee; however, generally, if the Company was required to perform under the guarantees, recovery of any amount from investees would be unlikely. Included in the guarantee amount above is the Company’s guarantee of 46.4% of the obligations of USMD Arlington that were incurred to finance the Advance to the Company. If the Company was required to perform under that guarantee or record a

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2015

(Unaudited)

liability for that guarantee, its obligations under the Advance would likely decrease by an equal amount. The remaining terms of these guarantees range from 15 to 152 months. The Company records a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the respective guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

Purchase Commitments

In connection with arrangements to lease equipment for the new IDTF at USMD Arlington, the Company entered into service and maintenance agreements for the equipment. Future minimum payments due under these service agreements are as follows:

October through December 2015	$52
2016	966
2017	846
2018	845
2019	846
Thereafter	819

Total	$4,374

Gain Contingency - Sale of Interest in Equity Method Investee

Effective January 31, 2015, a subsidiary of the Company sold for $1.6 million its interest in a cancer treatment center that it accounted for under the equity method of accounting. The investment had a carrying value of $159,000. The interest was sold to the other owner of the cancer treatment center. The buyer issued a promissory note to the Company for the $1.6 million sale price; however, the Company concluded that only $159,000 of the note was reasonably assured of collection and recorded a note receivable in that amount. Upon collection of the $159,000 note receivable, the Company began recognizing gain on the sale as additional payments are received. For the nine months ended September 30, 2015, the Company had recognized an aggregate gain on the sale of $138,000, which is recorded in other gain on the Company’s consolidated statement of operations. The Company had provided management services to the cancer treatment center under a long term contract and the contract was terminated with the sale of its interest.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2015

(Unaudited)

Certain subsidiaries of the Company in the ordinary course of business are party to various medical negligence lawsuits and wrongful termination lawsuits. In addition, subsidiaries of the Company have received notices of potential medical loss claims. For lawsuits and claims where the Company can reasonably estimate a range of loss, the Company estimates a reasonably possible range of loss of $0.2 million to $1.2 million. In the remaining lawsuits and the potential claims, the parties are in the early stages of discovery and/or the plaintiffs have not made specific demands for damages. Due to these circumstances, the Company is unable to estimate a reasonably possible range of loss related to these lawsuits and claims. The Company is insured against the claims described above and believes based on the facts known to date that any damage award related to such claims would be recoverable from its insurer.

The Company is subject to various additional claims and legal proceedings that have arisen in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Financial Advisory Commitment

The Company has in place with an investment banking firm a financial advisory services agreement, as amended, (“FAS Agreement”). Under the FAS Agreement, the Company may be obligated to compensate the firm in cash for certain financial transactions, depending on the transaction type and size, in amounts generally equal to the greater of a minimum $1.0 million to $3.0 million, a percentage of the potential transaction value, or a fee to be determined in the future based on prevailing market rates for the services provided, subject to the review and restrictions imposed by the Financial Industry Regulatory Authority as further defined in the FAS Agreement. If the Company enters into a qualifying financial transaction during a one year to thirty month period subsequent to termination of the FAS Agreement, depending on the transaction type and size, the investment banking firm may be entitled to compensation under the terms of the FAS Agreement. The FAS Agreement remains in effect until terminated by either party. As of September 30, 2015, the Company has not closed any transaction for which compensation is due to the investment banking firm.

Build-to-Suit Lease

For build-to-suit lease arrangements, the Company evaluates lease terms to assess whether, for accounting purposes, it should be the owner of the construction project. Under build-to-suit lease arrangements, to the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease, the Company establishes assets and liabilities for the estimated construction costs of the shell facility. Improvements to the facility during the construction project are capitalized, and, to the extent funded by a tenant improvement allowance, the facility financing obligation is increased. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner for accounting purposes, the facilities are accounted for as financing obligations. Payments the Company makes under leases in which we are considered the owner of the facility are allocated to land rental expense, based on the relative values of the land and building at the commencement of construction, reductions of the facility financing obligation and interest expense recognized on the outstanding obligation. To the extent gross future payments do not equal the recorded liability, the liability is settled upon return of the facility to the lessor. Any difference between the book value of the assets and remaining facility obligation are recorded in other income (expense), net. For existing arrangements, the differences are expected to be immaterial.

The Company has entered into an arrangement to lease the majority of medical office building space in a shell facility that was under construction at the date of lease inception. In addition to its normal tenant improvements, the Company is required to install the heating, ventilation and cooling equipment and systems for its leased portion of the building. The Company is also at risk for any construction cost overruns associated with these specific structural and tenant improvements. As a result, the Company concluded that for accounting purposes, it is the deemed owner of the building during the construction period. As of September 30, 2015, the landlord has incurred $3.9 million of construction costs, which the Company has recorded as construction in progress, with a corresponding build-to-suit construction financing obligation, which is recorded as a component of other long-term liabilities. The Company will continue to increase the asset and corresponding financing obligation as additional building costs are incurred by the landlord during the construction period. In addition, the amounts that the Company pays or incurs for normal tenant improvements and structural improvements are also being recorded to the construction-in-progress asset and financing obligation. Under the lease, after a five month rent abatement, the Company is required to pay an initial base rent of $36,000 per month, increasing 3% per year, as well as all its share of building operating expenses. The lease term expires March 31, 2026 and the Company has an option to extend the lease term for two consecutive terms of five years each.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2015

(Unaudited)

Operating Lease Commitments

As part of its current initiatives, the Company has begun consolidating certain physician clinics into newly leased, larger clinic locations that more effectively centralize and align physicians and ancillary services. In connection with this initiative, the Company has entered into new leases and renewed existing leases of medical office building space. Generally, the Company enters into leases for existing medical office building space or for space in a completed building shell and then constructs normal tenant improvements to meet its needs, subject to landlord approval. The leases provide for tenant improvement allowances to fund the design and construction of the tenant improvements. The Company records improvements to the leased space as leasehold improvements, including the improvements funded by the landlord. Tenant improvement allowances funded by the landlord are also recorded to deferred rent and amortized as a reduction to rent expense over the term of the lease beginning at the asset in-service date. For the nine months ended September 30, 2015, the Company has recorded non-cash tenant improvement allowances of $1.7 million.

Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

October through December 2015	$3,433
2016	13,285
2017	11,554
2018	10,650
2019	9,768
Thereafter	46,328

Total	$95,018

Note 12 – Related Party Transactions

The Company provides management, clinical and support services to various nonconsolidated affiliates in which it has limited partnership or ownership interests. Management and other services revenue and accounts receivable from these entities are as follows (in thousands):

	Management and Other Services Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
USMD Arlington	$2,772	$2,689	$8,163	$7,855
USMD Fort Worth	840	847	2,469	2,987
Other equity method investees	325	406	1,063	1,398

	$3,937	$3,942	$11,695	$12,240

	Accounts Receivable
	September 30, 2015	December 31, 2014
USMD Arlington	$719	$472
USMD Fort Worth	342	300
Other equity method investees	146	230

	$1,207	$1,002

One consolidated lithotripsy entity provides lithotripsy services to USMD Arlington and USMD Fort Worth. For the three months ended September 30, 2015 and 2014, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $0.6 million and $0.5 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $1.5 million and $1.6 million, respectively. At September 30, 2015 and December 31, 2014, the consolidated lithotripsy entity has accounts receivable from USMD Arlington and USMD Fort Worth of $0.3 million and $0.1 million, respectively.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

September 30, 2015

(Unaudited)

The Company leases medical office building space from USMD Arlington for certain of its physicians, its Arlington-based cancer treatment center and its IDTF. For the three months ended September 30, 2015 and 2014, the Company recognized rent expense related to USMD Arlington totaling $0.7 million and $0.5 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized rent expense related to USMD Arlington totaling $1.3 million and $1.4 million, respectively.

Note 13 – Subsequent Events

Business Combination

Effective October 1, 2015, the Company acquired certain assets of a five-physician general surgery practice and the physicians became employees of the Company. As consideration for the acquired practice, the Company paid $57,000 in cash and agreed to issue to the former owners of the acquired practice the number of shares of the Company’s common stock equal to $200,000 divided by the closing price of the stock on the date of issuance of the common stock. The physicians entered into employment agreements with the Company and these agreements include covenants not to compete.

Share-Based Payment

On October 6, 2015, in payment of certain 2014 bonuses due to physicians and compensation deferred by certain physicians in the first and second quarters of 2015, the Company granted and issued 609,363 shares of its common stock to those physicians. The shares had a grant date fair value of $5.5 million and were issued pursuant to the Company’s Equity Compensation Plan.

On October 6, 2015, in payment of Board of Directors’ compensation earned January 1, 2015 through June 30, 2015, the Company issued to members of the Company’s Board of Directors 31,734 previously granted shares of its common stock with an aggregate grant date fair value of $325,000.

Amendment to Credit Agreement

On November 13, 2015, the Company entered into Amendment No. 11 to Credit Agreement (the “Amendment”) with Southwest Bank, as administrative agent for the lenders, to amend, effective September 30, 2015, that certain Credit Agreement dated August 31, 2012 (as previously amended, the “Credit Agreement”). The Amendment increases the maximum amount of capital expenditures allowed under the Credit Agreement in 2015 from $6.0 million to $15.0 million.

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

We intend to expand our physician-led integrated health system in the North Texas service area, with a specific focus on expansion of our population health management business and ancillary service offerings. Our success is dependent upon our ability to i) increase the number of physicians and specialists in our system; ii) increase our risk services managed patient populations; iii) expand the service offerings within our physician-led integrated health system – move from an early-stage integrated health system to a fully integrated health system; iv) reasonably estimate the risk profile of patient populations and accurately document and code patient conditions within those populations; and v) control costs of care. Our near term growth and success is dependent upon our ability to execute our expansion strategy and to organize and successfully assimilate those new components into our healthcare delivery model.

During 2015, we established our first Independent Diagnostic Testing Facility (“IDTF”), which served its first patients in August 2015. We are also in the early stages of establishing another IDTF and consolidating numerous physician clinics into newly leased, expanded clinic locations that more effectively centralize our physicians and ancillary services. These initiatives require us to make significant capital commitments and incur significant expense. We believe these near term initiatives will have an immediate positive impact on our results of operations. In addition, management is in the process of renegotiating our third-party commercial payer contracts, which management believes will have a favorable impact on results of operations beginning in 2016. Also, beginning in 2016, 3,200 of our existing patients will convert from a fee for service model to a population health management model. This population may increase or decrease dependent upon the results of the 2015 open enrollment period.

For the periods presented, we had the following operating statistics:

	As of September 30,
	2015	2014
Clinics and other healthcare facilities operated out of by USMD Physician Services	59	60
Primary care and pediatric physicians employed	131	131
Physician specialists employed	90	89

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Patient encounters (i)	222,704	227,707	674,934	678,902
RVU’s (ii)	390,542	392,458	1,154,302	1,141,031
Lab tests (iii)	322,541	301,437	969,066	875,740
Imaging procedures (iii)	13,746	16,639	40,695	43,288
Cancer treatment center fractions treated (iv)	5,824	4,356	14,933	15,528
Lithotripsy cases (iii)	2,747	2,626	7,434	7,241
Capitated member months (v)	29,057	24,040	85,377	62,809

	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Capitated membership(vi)	9,707	9,534	8,712	8,417

i.	A patient encounter is registered when a patient sees his or her USMD healthcare provider.
ii.	Our relative value units (“RVUs”) are equivalent to physician work RVUs as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVUs as measures of physician productivity and utilization. RVUs are also a component of physician compensation.
iii.	Lab tests, imaging procedures and lithotripsy cases are all production metrics based on Current Procedural Terminology codes.
iv.	Cancer treatment center fractions are production metrics based on Current Procedural Terminology codes and include fractions from our wholly owned center.
v.	Capitated member months represent the aggregate number of months of healthcare services WNI-DFW has provided to capitated members.
vi.	Capitated membership represents the number of members under a capitation arrangement to which we provided healthcare services as of a specified date.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Three Months Ended September 30,				Three Month Variance
	2015		2014		2015 vs. 2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$48,904	57.7%	$47,894	61.9%	$1,010	2.1%
Capitated revenue	24,698	29.1%	18,500	23.9%	6,198	33.5%
Management and other services revenue	5,284	6.2%	5,296	6.8%	(12)	-0.2%
Lithotripsy revenue	5,881	6.9%	5,742	7.4%	139	2.4%

Net operating revenue	84,767	100.0%	77,432	100.0%	7,335	9.5%

Operating expenses:
Salaries, wages and employee benefits	42,435	50.1%	42,637	55.1%	(202)	-0.5%
Medical services and supplies expense	28,668	33.8%	22,517	29.1%	6,151	27.3%
Rent expense	5,184	6.1%	4,105	5.3%	1,079	26.3%
Provision for doubtful accounts	53	0.1%	138	0.2%	(85)	-61.6%
Other operating expenses	9,073	10.7%	7,740	10.0%	1,333	17.2%
Depreciation and amortization	2,519	3.0%	1,997	2.6%	522	26.1%

	87,932	103.7%	79,134	102.2%	8,798	11.1%

Loss from operations	(3,165)	-3.7%	(1,702)	-2.2%	(1,463)	86.0%
Other income, net	1,499	1.8%	1,960	2.5%	(461)	-23.5%

Income (loss) before income taxes	(1,666)	-2.0%	258	0.3%	(1,924)	-745.7%
Benefit for income taxes	(952)	-1.1%	(663)	-0.9%	(289)	43.6%

Net income	(714)	-0.8%	921	1.2%	(1,635)	-177.5%
Less: net income attributable to noncontrolling interests	(2,827)	-3.3%	(2,667)	-3.4%	(160)	6.0%

Net loss attributable to USMD Holdings, Inc.	$(3,541)	-4.2%	$(1,746)	-2.3%	$(1,795)	102.8%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (dollars in thousands):

	Three Months Ended September 30,				Three Month Variance
	2015		2014		2015 vs. 2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$39,430	46.5%	$37,949	49.0%	$1,481	3.9%
Imaging	1,250	1.5%	1,678	2.2%	(428)	-25.5%
Diagnostic laboratories	3,719	4.4%	3,728	4.8%	(9)	-0.2%
Cancer treatment center	3,260	3.8%	2,509	3.2%	751	29.9%

Total patient encounter based clinic net patient service revenue	47,659	56.2%	45,864	59.2%	1,795	3.9%
Other physician revenue	1,245	1.5%	2,030	2.6%	(785)	-38.7%

	48,904	57.7%	47,894	61.9%	1,010	2.1%

Capitated revenue	24,698	29.1%	18,500	23.9%	6,198	33.5%

Management and other services revenue:
Hospital management revenue	3,612	4.3%	3,524	4.6%	88	2.5%
Lithotripsy management revenue	337	0.4%	338	0.4%	(1)	-0.3%
Cancer treatment center management revenue	614	0.7%	715	0.9%	(101)	-14.1%
Other services revenue	721	0.9%	719	0.9%	2	0.3%

	5,284	6.2%	5,296	6.8%	(12)	-0.2%

Lithotripsy revenue	5,881	6.9%	5,742	7.4%	139	2.4%

Net operating revenue	$84,767	100.0%	$77,432	100.0%	$7,335	9.5%

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

Patient encounter based clinic NPSR increased $1.8 million or 3.9%, while patient encounters and RVUs decreased 2.2% and 0.5%, respectively, for the three months ended September 30, 2015 as compared to the same period in 2014. NPSR per patient encounter increased 6.2%, due to a change in case mix offset by an unfavorable shift in payer mix. The shift in payer mix was reflected by an increase in utilization by beneficiaries enrolled in government program payer sources from 40% to 42% of gross charges. The $0.8 million increase at the cancer treatment center is primarily due to a 34% increase in fractions treated at the cancer treatment center offset by a $0.1 million decrease related to a decline in certain commercial payer reimbursement rates.

Other physician revenue represents non-clinic physician premium payments for quality measures, on-call pay and physician recruitment agreement revenues and decreased to $1.2 million for the three months ended September 30, 2015 from $2.0 million during the same period in 2014. Premium payments for quality measures and revenue from physician recruitment agreements decreased $0.9 million for the three months ended September 30, 2015 compared to the same period in 2014 and were offset by a $0.1 million increase in on-call pay.

Capitated Revenue

In June 2013, WNI-DFW began operations and we began recording capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue is correlated to capitated membership counts as well as the health risk of the population being managed; the population risk impacts the “per member per month” rate earned. Capitated revenue increased $6.2 million to $24.7 million for the three months ended September 30, 2015 from $18.5 million during the same period in 2014. The increase in membership counts at WNI-DFW resulted in an increase of $3.9 million and an increase in the risk score assigned to our managed Medicare Advantage population resulted in an increase of $2.3 million. We anticipate increasing our capitated member counts through WNI-DFW and other entities focused on the Medicare Advantage market as we execute our strategy to move from an early-stage integrated health system to a fully integrated health system. During 2014, we invested in resources intended to improve the accuracy of physician documentation and coding of patient conditions. We believe these efforts have resulted in a more accurate assessment by the Centers for Medicare and Medicaid Services of the risk score of our managed Medicare Advantage population.

Management and Other Services Revenue

Management services revenue includes revenue earned through the provision of management and support services to our nonconsolidated managed entities and is generated through our management of hospitals, lithotripsy centers and cancer treatment centers. Management and other services revenue remained flat at $5.3 million for the three months ended September 30, 2015 and 2014 for the reasons noted below.

Hospital management revenue earned from USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) increased $0.1 million or 2.5% in 2015 as compared to 2014. An increase of $0.3 million in the contractual inflation adjustment to reimbursable support costs was offset by a $0.2 million decrease related to an unfavorable shift to a lower acuity surgical case mix at the hospitals.

Cancer treatment center management revenue decreased $0.1 million or 14.1% in 2015 as compared to 2014. We earn cancer treatment center management revenue by charging the cancer treatment center a contracted management fee that is based on a percentage of the managed entity’s account collections, net income, a combination of collections and net income, or a fixed monthly fee and reimbursement of variable support costs. We negotiate the management fee with each cancer treatment center and the fee differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of cancer treatment center management revenue. The net effect of a contract termination in the fourth quarter of 2014, a contract termination in the first quarter of 2015 and the opening of new cancer treatment center in the first quarter of 2015 resulted in a $0.1 million decrease in consolidated cancer treatment center management revenue for the three months ended September 30, 2015 as compared to 2014.

Other services revenue primarily consists of healthcare consulting services provided to third parties. Other services revenue remained flat at $0.7 million for the three months ended September 30, 2015 and 2014.

Lithotripsy Revenue

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which increased 2.4% to $5.9 million for the three months ended September 30, 2015 from $5.7 million during the same period in 2014. Lithotripsy entity case counts increased 4.6% resulting in an increase in lithotripsy revenue of $0.3 million in 2015 as compared to 2014. A decrease in the average aggregate contract rate for the consolidated lithotripsy entities, due to shifts in utilization and negotiated rate changes year over year, resulted in a $0.1 million decline. We anticipate downward pricing pressure to continue to negatively impact lithotripsy revenue during 2015.

Operating Expenses

Salaries, wages and employee benefits decreased $0.2 million to $42.4 million for the three months ended September 30, 2015 from $42.6 million during the same period in 2014. Effective July 2014, we began phasing in a new physician compensation model that we believe increases physician productivity, quality and profitability. Full implementation of the terms of this compensation model was originally scheduled to occur in January 2016; however, we have accelerated implementation of many of the key components of the model to July 2015. Physician and physician extenders salary expense decreased $1.7 million primarily due to a $1.2 million decrease related to the accelerated implementation of the new physician compensation model and a $0.1 million decrease related to the decrease in RVUs. As a result of the accelerated implementation, we anticipate physician salaries will continue to decrease during the remainder of 2015 relative to the run rate experienced since the plan became effective. We anticipate continued reduction in the relative run rate in 2016 and future years.

In the fourth quarter of 2014, we outsourced the majority of our revenue cycle function. As a result, for the three months ended September 30, 2015, salaries, wages and employee benefits were reduced by $0.9 million as compared to the same period in 2014. Non-physician salary expense increased $2.1 million excluding reductions associated with the revenue cycle outsourcing. The increase in non-physician salary expense is primarily related to a growth in headcount of non-physician medical management and staff intended to improve the productivity and efficiency of the physicians and clinics and to support the growth of our population health management program. Employee benefit costs increased $0.1 million, net of outsourcing and contract labor costs increased $0.2 million.

Medical services and supplies expense includes external medical claims costs associated with population health management (WNI-DFW) as well as medical services and supplies associated with all patients, such as drugs, medications and general medical supplies. Medical services and supplies expense increased $6.2 million to $28.7 million for the three months ended September 30, 2015 from $22.5 million during the same period in 2014. WNI-DFW medical services expense increased $5.8 million to $20.8 million for the three months ended September 30, 2015 from $15.0 million during the same period in 2014. The increase in medical services expense was driven by a 20.9% increase in WNI-DFW capitated member months and increased utilization of medical services. Over the same period, capitated revenue increased $6.2 million. Medical services expense of WNI-DFW includes the direct medical cost of caring for the patient population including incurred but not reported (“IBNR”) medical claims.

Rent expense increased to $5.2 million for the three months ended September 30, 2015 from $4.1 million during the same period in 2014 due primarily to an increase in leased square footage.

Other operating expenses consist primarily of management fees, consulting and professional fees, purchased services, repairs and maintenance, utilities and other expense. For the three months ended September 30, 2015, other operating expenses increased $1.3 million to $9.0 million from $7.7 million during the same period in 2014. The increase is primarily related to $0.8 million of expense related to the outsourcing of our revenue cycle process that began in November 2014. In addition, training and education fees, various information technology costs and medical management and administrative fees incurred at WNI-DFW each increased $0.1 million.

Depreciation and amortization increased $0.5 million for three months ended September 30, 2015 as compared to the same period in 2014, due primarily to asset additions made since September 2014.

Other Income, net

Other income, net decreased 23.5% to $1.5 million for the three months ended September 30, 2015 from $2.0 million during the same period in 2014, due primarily to a $0.4 million net decrease in equity in income of nonconsolidated affiliates. The equity in income of USMD Fort Worth and USMD Arlington decreased $0.7 million and $0.3 million, respectively. In addition, comparative equity in income of the remaining nonconsolidated affiliates increased $0.6 million, primarily due to the January 2015 sale of our ownership interest in a cancer treatment center that had been generating losses.

Income Tax Benefit

For the three months ended September 30, 2015, our effective tax rate was 91.3%. This rate is primarily due to the impact net income attributable to noncontrolling interests has on the tax rate when a pre-tax loss exists, as it did for the period. For the three months ended September 30, 2014, our effective tax rate was -309%. This rate is primarily due to the tax impact of net income attributable to noncontrolling interests when applied to a near-break-even amount, as existed for the period. The net income attributable to noncontrolling interests tax component was flat; however, its impact on the tax rates varied significantly due to the pre-tax results in each period.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-USMD ownership interests in our consolidated entities. Net income attributable to noncontrolling interests increased 6.0% to $2.8 million for the three months ended September 30, 2015 from $2.7 million in 2014. The change is related to an increase in net income of the consolidated lithotripsy entities.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Nine Months Ended September 30,				Nine Month Variance
	2015		2014		2015 vs. 2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$140,084	57.5%	$136,899	62.9%	$3,185	2.3%
Capitated revenue	71,789	29.5%	47,360	21.8%	24,429	51.6%
Management and other services revenue	15,533	6.4%	17,409	8.0%	(1,876)	-10.8%
Lithotripsy revenue	16,148	6.6%	15,930	7.3%	218	1.4%

Net operating revenue	243,554	100.0%	217,598	100.0%	25,956	11.9%

Operating expenses:
Salaries, wages and employee benefits	126,373	51.9%	123,465	56.7%	2,908	2.4%
Medical services and supplies expense	79,684	32.7%	58,539	26.9%	21,145	36.1%
Rent expense	13,348	5.5%	11,780	5.4%	1,568	13.3%
Provision for doubtful accounts	(66)	0.0%	186	0.1%	(252)	-135.5%
Other operating expenses	29,128	12.0%	24,629	11.3%	4,499	18.3%
Depreciation and amortization	6,770	2.8%	14,173	6.5%	(7,403)	-52.2%

	255,237	104.8%	232,772	107.0%	22,465	9.7%

Loss from operations	(11,683)	-4.8%	(15,174)	-7.0%	3,491	-23.0%
Other income, net	4,570	1.9%	6,086	2.8%	(1,516)	-24.9%

Loss before income taxes	(7,113)	-2.9%	(9,088)	-4.2%	1,975	-21.7%
Benefit for income taxes	(4,155)	-1.7%	(4,986)	-2.3%	831	-16.7%

Net loss	(2,958)	-1.2%	(4,102)	-1.9%	1,144	-27.9%
Less: net income attributable to noncontrolling interests	(7,353)	-3.0%	(6,980)	-3.2%	(373)	5.3%

Net loss attributable to USMD Holdings, Inc.	$(10,311)	-4.2%	$(11,082)	-5.1%	$771	-7.0%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (dollars in thousands):

	Nine Months Ended September 30,				Nine Month Variance
	2015		2014		2015 vs. 2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$113,396	46.6%	$109,451	50.3%	$3,945	3.6%
Imaging	3,266	1.3%	3,517	1.6%	(251)	-7.1%
Diagnostic laboratories	11,619	4.8%	11,059	5.1%	560	5.1%
Cancer treatment center	8,753	3.6%	9,310	4.3%	(557)	-6.0%

Total patient encounter based clinic net patient service revenue	137,034	56.3%	133,337	61.3%	3,697	2.8%
Other physician revenue	3,050	1.3%	3,562	1.6%	(512)	-14.4%

	140,084	57.5%	136,899	62.9%	3,185	2.3%

Capitated revenue	71,789	29.5%	47,360	21.8%	24,429	51.6%

Management and other services revenue:
Hospital management revenue	10,632	4.4%	10,824	5.0%	(192)	-1.8%
Lithotripsy management revenue	1,031	0.4%	1,047	0.5%	(16)	-1.5%
Cancer treatment center management revenue	1,700	0.7%	2,937	1.3%	(1,237)	-42.1%
Other services revenue	2,170	0.9%	2,601	1.2%	(431)	-16.6%

	15,533	6.4%	17,409	8.0%	(1,876)	-10.8%

Lithotripsy revenue	16,148	6.6%	15,930	7.3%	218	1.4%

Net operating revenue	$243,554	100.0%	$217,598	100.0%	$25,956	11.9%

Net Patient Service Revenue

Patient encounter based clinic NPSR increased $3.7 million or 2.8%, net of a $1.2 million increase in the provision for doubtful accounts. Patient encounters decreased 0.6% and RVUs increased 1.2% for the nine months ended September 30, 2015 as compared to the same period in 2014. NPSR per patient encounter increased 3.4%, due to a change in case mix offset by an unfavorable shift in payer mix. The shift in payer mix was reflected by an increase in utilization by beneficiaries enrolled in government program payer sources from 39% to 41% of gross charges. The $0.6 million decrease at the cancer treatment center is primarily due to a 3.8% decline in fractions treated at the cancer treatment center and a $0.5 million decrease related to a decline in certain commercial payer reimbursement rates.

The provision for doubtful accounts related to patient service revenue increased $1.2 million during the nine months ended September 30, 2015 as compared to the same period in 2014. Year over year comparative overall collections have slowed resulting in an increase in gross patient accounts receivable, further aging of accounts receivable and an increase in the provision for doubtful accounts. We believe the slowed collection rate is temporary and partially attributable to an information technology system conversion that occurred in late July 2015.

Other physician revenue represents non-clinic physician premium payments for quality measures, on-call pay and physician recruitment agreement revenues and decreased to $3.1 million for the nine months ended September 30, 2015 from $3.6 million during the same period in 2014. The decrease is primarily attributable to a $0.5 million decrease in premium payments for quality measures and a $0.4 million decline in revenue from physician recruitment agreements offset by a $0.4 million increase in on-call pay.

Capitated Revenue

In June 2013, WNI-DFW began operations and we began recording capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue is correlated to capitated membership counts as well as the health risk of the population being managed; the population risk impacts the “per member per month” rate earned. Capitated revenue increased $24.4 million to $71.8 million for the nine months ended September 30, 2015 from $47.4 million during the same period in 2014. The increase in membership counts at WNI-DFW resulted in an increase of $17.0 million and an increase in the risk score assigned to our managed Medicare Advantage population resulted in an increase of $7.4 million. We anticipate increasing our capitated member counts through WNI-DFW and other entities focused on the Medicare Advantage market as we execute our strategy to move from an early-stage integrated health system to a fully integrated health system. During 2014, we invested in resources intended to improve the accuracy of physician documentation and coding of patient conditions. We believe these efforts have resulted in a more accurate assessment by the Centers for Medicare and Medicaid Services of the risk score of our managed Medicare Advantage population.

Management and Other Services Revenue

Management services revenue includes revenue earned through the provision of management and support services to our nonconsolidated managed entities and is generated through our management of hospitals, lithotripsy centers and cancer treatment centers. Management and other services revenue decreased 10.8% to $15.5 million for the nine months ended September 30, 2015 from $17.4 million during the same period in 2014 for the reasons noted below.

Hospital management revenue earned from USMD Arlington and USMD Fort Worth decreased $0.2 million or 1.8%. An unfavorable shift to a lower acuity surgical case mix at the hospitals contributed $0.4 million to the decrease in hospital management revenue and was offset by a $0.2 million increase related to an increase in surgical case volume and a favorable change in commercial versus government payer mix.

Cancer treatment center management revenue decreased $1.2 million or 42.1% in 2015 as compared to 2014. We earn cancer treatment center management revenue by charging the cancer treatment center a contracted management fee that is based on a percentage of the managed entity’s account collections, net income, a combination of collections and net income, or a fixed monthly fee and reimbursement of variable support costs. We negotiate the management fee with each cancer treatment center and the fee differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of cancer treatment center management revenue. In 2014, contractual management arrangements with three cancer treatment centers were terminated and in January 2015, a contractual management arrangement with one additional cancer treatment center was terminated. The net effect of the contract terminations and the opening of new cancer treatment centers resulted in a $1.0 million decrease in consolidated cancer treatment center management revenue for the nine months ended September 30, 2015 as compared to 2014. Same facility cancer center collections declined 12.1%, contributing $0.2 million to the decline. Same facility year over year individual entity contractual rates did not change in 2015 as compared to 2014 rates.

Other services revenue primarily consists of healthcare consulting services provided to third parties and income related to the early termination of management agreements. Other services revenue decreased $0.4 million or 16.6% as compared to 2014. In the second quarter of 2014, we entered into a settlement agreement and recognized $0.4 million as a result of the early termination of a management agreement.

Lithotripsy Revenue

Lithotripsy revenue consists of revenue of the consolidated lithotripsy entities, which increased 1.4% to $16.1 million for the nine months ended September 30, 2015 from $15.9 million during the same period in 2014. Lithotripsy entity case counts increased 2.7% resulting in an increase in lithotripsy revenue of $0.4 million in 2015 as compared to 2014. A decrease in the average aggregate contract rate for the consolidated lithotripsy entities, due to shifts in utilization and negotiated rate changes year over year, resulted in a $0.2 million decline. We anticipate downward pricing pressure to continue to negatively impact lithotripsy revenue during 2015.

Operating Expenses

Salaries, wages and employee benefits increased $2.9 million to $126.4 million for the nine months ended September 30, 2015 from $123.5 million during the same period in 2014. Physician and physician extenders salary expense increased $1.6 million primarily due to a $1.2 million increase related to the new physician compensation model and a $0.4 million increase related to the increase in RVUs. Effective July 2014, we began phasing in a new physician compensation model that we believe increases physician productivity, quality and profitability. Full implementation of the terms of this compensation model was originally scheduled to occur in January 2016; however, we have accelerated implementation of many of the key components of the model to July 2015. As a result of the accelerated implementation, we anticipate physician salaries will decrease during the remainder of 2015 relative to the run rate experienced since the plan became effective. We anticipate continued reduction in the relative run rate in 2016 and future years.

In the fourth quarter of 2014, we outsourced the majority of our revenue cycle function. As a result, for the nine months ended September 30, 2015, salaries, wages and employee benefits were reduced by $2.9 million as compared to the same period in 2014. Employee benefit costs increased $0.9 million, net of outsourcing, contract labor costs increased $0.6 million and non-physician salary expense increased $2.8 million excluding reductions associated with the revenue cycle outsourcing. The increase in non-physician salary expense is primarily related to a growth in headcount of non-physician medical management and staff intended to improve the productivity and efficiency of the physicians and clinics and to support the growth of our population health management program.

Medical services and supplies expense includes external medical claims costs associated with population health management (WNI-DFW) as well as medical services and supplies associated with all patients, such as drugs, medications and general medical supplies. Medical services and supplies expense increased $21.1 million to $79.7 million for the nine months ended September 30, 2015 from $58.5 million during the same period in 2014. WNI-DFW medical services expense increased $19.0 million to $57.1 million for the nine months ended September 30, 2015 from $38.1 million during the same period in 2014. The increase in medical services expense was driven by a 35.9% increase in WNI-DFW capitated member months and increased utilization of medical services. Over the same period, capitated revenue increased $24.4 million. Medical services expense of WNI-DFW includes the direct medical cost of caring for the patient population including IBNR medical claims. In addition, as compared to the same period in 2014, an increase in oncologist RVUs primarily accounted for a $1.9 million increase in drug expense. The remaining net increase in medical services and supplies of $0.2 million is primarily due to an increase in medical supplies expense.

Rent expense increased to $13.3 million for the nine months ended September 30, 2015 from $11.8 million during the same period in 2014 due primarily to an increase in leased square footage.

Other operating expenses consist primarily of management fees, consulting and professional fees, purchased services, repairs and maintenance, utilities and other expense. For the nine months ended September 30, 2015, other operating expenses increased $4.5 million to $29.1 million from $24.6 million during the same period in 2014. The increase is primarily related to management fees, outsourced revenue cycle costs and professional fees. Medical management and administrative fees incurred at WNI-DFW increased $1.4 million. As WNI-DFW member counts and revenues grow, and as WNI-DFW gains efficiencies in its provision of care coordination and overall medical management services, we anticipate that medical management fees incurred at WNI-DFW will continue to increase. In 2015, we have incurred $2.6 million of expense related to the outsourcing of our revenue cycle process that began in November 2014. In addition, professional fees increased $0.5 million, primarily due to consulting and staff augmentation expenses.

Depreciation and amortization decreased $7.4 million for nine months ended September 30, 2015 as compared to the same period in 2014, due primarily to an $8.4 million intangible asset impairment charge taken in May 2014. The $1.0 million net increase in depreciation and amortization is comprised of increases in fixed asset depreciation and amortization and intangible asset amortization. Fixed asset depreciation and amortization increased $0.8 million primarily due to asset additions made since September 2014. Intangible asset amortization increased $0.2 million as certain trade names converted from indefinite-lived to finite-lived assets concurrent with the 2014 impairment.

Other Income, net

Other income, net decreased 24.9% to $4.6 million for the nine months ended September 30, 2015 from $6.1 million during the same period in 2014 primarily as a result of a $1.4 million decrease in equity in income of nonconsolidated affiliates and a $0.2 million increase in net interest expense. The decrease in equity in income of nonconsolidated entities was the result of a $1.8 million decrease in the equity in income of USMD Fort Worth offset by a $0.1 million increase at USMD Arlington. In addition, comparative equity in income of the remaining nonconsolidated affiliates increased $0.3 million, primarily due to the January 2015 sale of our ownership interest in a cancer treatment center that had been generating losses.

Income Tax Benefit

Our effective tax rates were 58.4% and 54.9% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the effective tax rate is primarily due to the impact of net income attributable to noncontrolling interests when applied to a smaller pre-tax loss, as existed for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. In addition, the tax rate increase was offset by the tax impact of our unrecognized tax benefit activity.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-USMD ownership interests in our consolidated entities. Net income attributable to noncontrolling interests increased 5.3% to $7.4 million for the nine months ended September 30, 2015 from $7.0 million in 2014. The change is related to an increase in net income of the consolidated lithotripsy entities.

Liquidity and Capital Resources

Our principal uses of cash are for working capital requirements, financing obligations and capital expenditures. Our primary sources of liquidity include existing cash, cash flows from operations including distributions from USMD Arlington and USMD Fort Worth and borrowings under our revolving credit facility. In addition, we apply various mechanisms to manage cash flows, including utilizing our common stock as a form of liquidity. We continue to explore potential sources of additional liquidity, including monetization of non-strategic assets. Liquidity provided by distributions from USMD Arlington and USMD Fort Worth can vary materially depending on hospital profitability and the individual cash requirements of the hospital. Additionally, we anticipate distributions from USMD Arlington to be lower than historical distributions due to the mechanics of repayment of certain borrowings from USMD Arlington (see Financing Activities below). At September 30, 2015, we had $10.9 million of cash and cash equivalents available for general corporate purposes. This amount is net of $6.8 million of restricted cash and $15.5 million of cash held by consolidated entities that is only available for use by the specific consolidated entity, primarily WNI-DFW. As further described in the section entitled “Credit Agreement” below, we are required to maintain a compensating balance of $6.8 million as collateral related to our borrowings under our credit agreement. We believe that these sources of cash and cash management techniques will be adequate to fund our working capital requirements, debt service obligations, ongoing capital expenditures and other ongoing cash needs until 2019, when certain convertible subordinated notes are due.

We may utilize our common stock as a form of liquidity, primarily in payment of certain compensation and when acquiring physician practices. The physician compensation model allows for up to 25% of the base salary of certain physicians to be deferred under certain conditions, and later paid in cash, our common stock, or a combination of both. The payment of deferred amounts in cash, if any, will generally occur within 45 days of the end of a given quarter and as soon as reasonably practicable following the end of the quarter if paid in common stock, if any, subject to compliance with law. During the nine months ended September 30, 2015, we granted and issued common stock with a grant date fair value of $1.0 million in payment of compensation amounts due to physicians. Subsequent to the third quarter end, on October 6, 2015, we granted and issued common stock with a grant date fair value of $5.5 million in payment of compensation amounts due to physicians.

Participation in our Salary Deferral Plan (the “Deferral Plan”) is limited to certain of our executives and permits us to defer the payment of a predetermined portion of a participant’s base salary each calendar quarter. The plan administrator will decide after the end of each quarter whether deferred amounts will be paid in the form of cash, shares of common stock or a combination of both. The payment of deferred amounts in cash, if any, will occur within 45 days of the end of a given quarter and on or prior to March 14 of the following calendar year if paid in common stock, if any, subject to compliance with law. During the nine months ended September 30, 2015, we granted common stock with a grant date fair value of $0.5 million in payment of compensation amounts deferred under the Deferral Plan; these shares have not been issued. During the nine months ended September 30, 2015, we issued common stock with a grant date fair value of $0.2 million in payment of compensation amounts deferred under the Deferral Plan in 2014.

Shares of common stock issued pursuant the Deferral Plan or in payment of deferred physician compensation is issued from the shares of common stock authorized for issuance under the USMD Holdings, Inc. 2010 Equity Compensation Plan, as amended.

As we execute our physician-led integrated health system strategy in the remainder of 2015 and into 2016, we anticipate making significant capital investments, primarily as related to the opening of another IDTF, the continued consolidation and expansion of our physician clinics and investments in certain information technology infrastructure. Significant capital investments, including expansion related capital investments, may be financed through long-term debt or lease arrangements, funded with borrowings under the revolving credit facility, if available, or paid for with existing cash. Our consolidated lithotripsy entities have historically secured bank debt or capital leases to finance the acquisition of lithotripter and related equipment. As we execute our strategy to expand our physician-led integrated health system in 2015 and future years, we will continue to invest in our infrastructure and incur acquisition and integration costs. Significant expansion may be financed with our equity and/or additional indebtedness or through lease arrangements. As our business model matures, we believe cash flows from operations will provide the cash flow necessary to support integration costs and infrastructure investment. However, certain growth plans and infrastructure investment may be curtailed depending upon the availability of cash and additional sources of financing. In addition, our WNI-DFW joint venture may require cash advances from us.

Our credit agreement provides for a revolving credit facility (“Revolver”) commitment of up to $10.0 million through December 21, 2016, subject to certain financial covenants. The Revolver is available for working capital needs and capital expenditures (up to $1.5 million per year), both subject to certain criteria. At September 30, 2015, we had no borrowings under the Revolver and no amounts were available to borrow under the Revolver, as calculated per the financial covenants. Our ability to borrow amounts under the Revolver is limited and our credit agreement limits our ability to incur additional indebtedness. We continue to seek additional liquidity and believe that such liquidity may be available to us through alternative debt/equity financings. We believe that additional financing will enable us to continue execution of our expansion strategy. However, there is no guarantee we will be able to find such additional liquidity. In addition, adequate funds may not be available when needed or may be available only on terms not acceptable to us. If we are unable to secure additional financing on terms acceptable to us, our growth could be materially adversely impacted. Even if we secure additional financing, such financing could have a negative impact on our long-term cash flows and results of operations and may be dilutive to existing stockholders.

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,958)	$(4,102)
Net loss to net cash reconciliation adjustments	7,979	14,497
Change in operating assets and liabilities, net of effects of business combinations	4,194	16,730

Net cash provided by operating activities	9,215	27,125

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	—	(104)
Capital expenditures	(2,920)	(935)
Payments received on note receivable for the sale of ownership interests	297	—
Proceeds from sale of property and equipment	18	80

Net cash used in investing activities	(2,605)	(959)

Cash flows from financing activities:
Proceeds from issuance of related party long-term debt	15,457	—
Proceeds from issuance of long-term debt	4,350	—
Repayments of borrowings under revolving credit facility	—	(1,500)
Principal payments on related party long-term debt	(527)	(157)
Payments on long-term debt and capital lease obligations	(1,732)	(8,924)
Payment of debt issuance costs	(102)	(159)
Distributions to noncontrolling interests, net of contributions	(6,775)	(6,894)
Release (restriction) of restricted cash	(6,750)	5,000

Net cash provided by (used in) financing activities	3,921	(12,634)

Net increase in cash and cash equivalents	10,531	13,532
Cash and cash equivalents at beginning of year	15,940	13,137

Cash and cash equivalents at end of period	$26,471	$26,669

Operating Activities

For the nine months ended September 30, 2015, we had cash used for current assets of $9.1 million offset by cash flows from liabilities of $13.3 million.

During the nine months ended September 30, 2015, accounts receivable, net increased $4.1 million. An increase in accounts receivable derived from net patient service revenue of $4.2 million is due to an increase in net patient service revenue over the comparative period and an increase in average days outstanding for accounts receivable. Average days sales outstanding for accounts receivable derived from net patient service revenue increased to 47 days at September 30, 2015 from 39 days at December 31, 2014.

In addition, trade receivables of our consolidated lithotripsy entities increased $0.8 million due to the timing of collections and an aging of certain receivables. These increases were offset by a $0.9 million decrease in other accounts receivable, primarily due to collection of Electronic Health Record incentive amounts.

Cash used for prepaid expenses and other current assets of $1.8 million was primarily due to a $1.7 million increase in our federal income tax receivable. Inventories decreased $0.2 million.

During the period, we had cash flows of $8.4 million from accrued payroll and $4.2 million from accounts payable and other accrued liabilities. Cash flows from accrued payroll are primarily due to a $4.4 million increase in amounts due to physicians, including $3.2 million of deferred physician compensation, and $2.0 million of medical claims payable related to our self-insured employee medical benefit plan that began in January 2015. In addition, accrued payroll, payroll taxes and employee benefits balances increased by $1.0 million during the nine months ended September 30, 2015. Cash flows from accounts payable are primarily due to the timing of certain payments. Cash flows from other accrued liabilities are primarily due to increases in the IBNR and medical claims payable balances at WNI-DFW. During 2015, non-cash activity includes $1.9 million of employee, physician and Board of Directors’ compensation accrued at December 31, 2014 that was paid with shares of our common stock and an aggregate $1.0 million of stock compensation that was added to accrued payroll and accrued liabilities.

Investing Activities

During 2014, we entered into a lease agreement with USMD Arlington (a nonconsolidated affiliate) to lease medical office building space to build an IDTF. Construction began in 2015 and expenditures for leasehold improvements totaled $1.7 million. The IDTF opened in August 2015. In addition, we had capital expenditures of $0.6 million for information technology and of $0.2 million for each of medical and other equipment, leasehold improvements and construction in progress.

Financing Activities

During 2014, we paid down a significant amount of term debt associated with our credit agreement. In 2013 and 2015 we issued $29.4 million of new debt with deferred principal payments. As a result, payments on long-term debt were lower during the nine months ended September 30, 2015 as compared to the same period in 2014. We expect our 2015 payments on long-term debt to be lower than in 2014. Conversely, payments on related party long-term debt will be higher in 2015 as compared to 2014 due to the suspension of related party principal payments that occurred April 2014 through December 2014.

On September 18, 2015, we executed an amendment to our partnership agreement with USMD Arlington to allow for a special distribution to us. We received proceeds from the special distribution of $14.8 million, net of lender fees. We have determined that the special distribution is, in substance, a debt arrangement (the “Advance”). The Advance accrues interest that is payable to USMD Arlington at the 30-Day London Interbank Offered Rate plus a margin of 2.85%. In addition, we are required to pay the limited partners of USMD Arlington a pre-determined quarterly financing fee equal to 3.22% per annum of the scheduled outstanding balance at the end of each month. To the extent available, principal and interest payments due on the Advance will be withheld monthly from future USMD Arlington distributions otherwise due to us. If distributions to us withheld by USMD Arlington for any three month period ending in February, May, August or November during the debt term are less than principal and interest payments due for that three month period, we will make payments in amounts equal to the difference between amounts withheld from distributions and amounts due for that three month period. Subject to the preceding terms, principal payments of $312,500 are due monthly beginning December 31, 2016 and the debt matures November 28, 2020. If we fail to make payments due under the terms of the Advance, our ownership interest in USMD Arlington may be reduced and the ownership interest of the limited partners of USMD Arlington may be proportionally increased.

On April 29, 2015, we issued convertible subordinated notes due 2020 in the principal amount of $1.55 million (the “2020-11 Convertible Notes”). The 2020-11 Convertible Notes mature on November 1, 2020 and bear interest at a fixed rate of 7.25% per annum. Interest will be paid monthly, in cash or in shares of our common stock as we elect, on the last day of each month commencing on May 31, 2015. Principal is due in full at maturity. We may prepay the 2020-11 Convertible Notes, in whole or in part, at any time after April 29, 2016 without penalty. Each noteholder will have the right at any time after April 29, 2016, prior to the payment in full of the note, to convert all or any part of the unpaid principal balance of the note into shares of our common stock at the rate of one share of common stock for each $10.61 of principal. The conversion rate will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The indebtedness represented by the 2020-11 Convertible Notes is expressly subordinate to and junior and subject in right of payment to the prior payment in full in cash of all our senior indebtedness, which includes indebtedness in connection with our credit agreement.

Effective March 13, 2015, we issued convertible subordinated notes payable in the aggregate principal amount of $3.5 million (the “2020-09 Convertible Notes”) to private investors. The 2020-09 Convertible Notes mature on September 1, 2020 and bear interest at a fixed rate of 7.75% per annum. Interest payments are due and payable on the last day of each month and may be paid in cash or in shares of our common stock, as we elect. Principal is due in full upon maturity. We may prepay the 2020-09 Convertible Notes, in whole or in part, at any time after March 13, 2016 without penalty. Each noteholder has the right at any time after March 13, 2016, prior to the payment in full of the note, to convert all or any part of the unpaid principal balance of its 2020-09 Convertible Notes into shares of our common stock at the rate of one share of common stock for each $11.10 of principal. The conversion price will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The indebtedness represented by the 2020-09 Convertible Notes is expressly subordinate to and junior and subject in right of payment to the prior payment in full in cash of all our senior indebtedness, which includes indebtedness in connection with our credit agreement.

Credit Agreement

For the principal terms of the credit agreement and our other debt, see Note 10, Long-Term Debt and Capital Lease Obligations in our December 31, 2014 Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K and Note 7, Long-Term Debt and Capital Lease Obligations in our September 30, 2015 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q.

On August 11, 2015 and September 18, 2015, respectively, we entered into Amendment No. 9 to Credit Agreement (“Amendment No. 9”) and Amendment No. 10 to Credit Agreement (“Amendment No. 10”) (collectively, the “Amendments”) with Southwest Bank, as administrative agent for the lenders (“Administrative Agent”), to amend, that certain Credit Agreement dated August 31, 2012 (as previously amended, the “Credit Agreement”). Amendment No. 9 to Credit Agreement was effective June 30, 2015. Amendment No. 9 restructures our $6.75 million term loan facility (the “Term Loan”) and modifies certain financial covenants, among other provisions. Amendment No. 10 approves the Advance and modifies certain definitions, as needed, to reflect the Advance or to include or exclude the debt and debt services associated with such loan from the definitions relating to fixed charges, and the senior leverage ratio. The Amendments requires us to fully cash collateralize the $6.75 million Term Loan. The cash held as collateral is held in a segregated account with the Administrative Agent. The account is governed by a deposit account control agreement executed in connection with Amendment No. 9 and bears interest at a rate of 0.55% per annum. We do not have the right to withdraw funds from such account without the prior written consent of the Administrative Agent. We may, however, prepay the Term Loan at any time, in whole or in part, with the cash held in the segregated account. Once the Term Loan was fully cash collateralized, we are no longer be required to make scheduled principal payments on the Term Loan and the outstanding principal balance of the Term Loan will be due and payable at maturity. In addition, once the Term Loan was fully cash collateralized, it bears interest at a fixed rate of 1.80% per annum.

Amendment No. 10 requires us to meet a senior leverage ratio of no greater than 1.00:1.00 in order to borrow funds under the revolving credit facility and to pay down the borrowings under the revolving credit facility in the event its senior leverage ratio exceeds 1.00:1.00. Beginning on September 30, 2016, Amendment No. 9 requires us to maintain a fixed charge coverage ratio of at least 1.25:1.00. Both covenants are calculated on a rolling four quarter basis. However, not more than once during any period of four consecutive fiscal quarters, we are permitted to maintain compliance with our financial covenants if the fixed charge coverage ratio is at least 1.00:1.00 and the senior leverage ratio is no greater than 1.25:1.00. Under the Credit Agreement as revised by the Amendments, if the Term Loan is fully cash collateralized and there are no borrowings under the revolving credit facility, the fixed charge coverage ratio will not be tested in any fiscal quarter ending on or after September 30, 2016, and the senior leverage ratio will not be tested in any fiscal quarter ending on or after September 30, 2015.

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

As of September 30, 2015, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our current and one former nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $24.9 million. The guarantees provide for recourse against the investee; however, generally, if we are required to perform under one or more guarantees, recovery of any amount from investees would be unlikely. Included in the guarantee amount above is our guarantee of 46.4% of the obligations of USMD Arlington that were incurred to finance the Advance to us. If we were required to perform under that guarantee or record a liability for that guarantee, our obligations under the Advance would likely decrease by an equal amount. The remaining terms of these guarantees range from 15 to 152 months. We record a liability for performance under financial guarantees, when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe it is not probable that we will have to perform under these agreements.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Description of Business, Basis of Presentation and Recently Issued Accounting Pronouncements to our September 30, 2015 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the identification of material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, management concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures remained not effective.

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

See Note 11 - Commitments and Contingencies in our September 30, 2015 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On November 13, 2015, USMD Holdings, Inc. (the “Company”) entered into Amendment No. 11 to Credit Agreement (the “Amendment”) with Southwest Bank, as administrative agent for the lenders, to amend that certain Credit Agreement dated August 31, 2012 (as previously amended, the “Credit Agreement”) by and among the Company, certain other borrowers and the lenders. The Amendment increases the maximum amount of capital expenditures allowed under the Credit Agreement in 2015 from $6,000,000 to $15,000,000. In addition, the Amendment increases the maximum allowable additional secured indebtedness from $3,000,000 to $10,000,000 and the maximum allowable additional unsecured indebtedness from $500,000 to $1,000,000.

The foregoing description of the Amendment is qualified in its entirety by reference to the text of the Amendment, which is attached hereto as Exhibit 10.3 and incorporated by reference herein.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amended and Restated Guaranty Agreement dated September 18, 2015 by and among MAT-RX Development, L.L.C. as Guarantor and Southwest Bank as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 24, 2015).

10.2	Amendment No. 10 to Credit Agreement dated September 18, 2015 by and among Registrant, certain other borrowers, and Southwest Bank as lender and administrative agent (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on September 24, 2015).

10.3*	Amendment No. 11 to Credit Agreement dated November 13, 2015 by and among Registrant, certain other borrowers, and Southwest Bank as lender and administrative agent.

31.1*	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Jim Berend, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Jim Berend, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ Jim Berend
Jim Berend, Chief Financial Officer
(On behalf of registrant and as Principal Financial Officer)

Date: November 16, 2015