Form 10-K
period 2015-12-31
USMD Holdings, Inc.
filed 2016-04-14
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2015 was $12,101,681; 1,427,085 shares of common stock were held by non-affiliates. For the purpose of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2015 have been deemed affiliates.

As of March 14, 2016, there were 11,382,026 shares of the registrant’s common stock, par value $0.01 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

USMD HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, and from time to time management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent management’s current expectations regarding future events, many of which, by their nature, are inherently uncertain and outside of its control. The forward-looking statements contained in this Annual Report are based on information as of the date of this Annual Report. Many of these forward-looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. Whenever possible, we identify these statements by using words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions for future-tense or conditional constructions (“will,” “may,” “should,” “could,” etc.). We caution you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and our actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law. Many factors that could cause actual results to differ from those in the forward-looking statements including, among others, those discussed under “Risk Factors” in our Registration Statement on Form S-4 and those described elsewhere in this Annual Report and from time to time in future reports that we file with the Securities and Exchange Commission.

PART I

Item 1.	Business

As used in this Annual Report on Form 10-K, the terms “USMD,” the “Company,” “we,” “us” and “our” refer to USMD Holdings, Inc. and its consolidated subsidiaries (collectively, “USMD”), unless otherwise stated or indicated by context.

The Business of USMD

USMD is an early-stage physician-led integrated health system committed to maintaining the vital doctor-patient relationship that we believe results in higher quality and more affordable patient care. An integrated health system is considered early-stage when it has not yet established all the components necessary to be considered a fully integrated health system. We believe that our model brings primary care and specialist physicians together and places them in their proper role as leaders of healthcare delivery and that this important shift brings quality and patient satisfaction back to the forefront by making our providers responsible for patient outcomes and the overall clinical experience. On August 31, 2012, USMD Holdings, Inc., a Delaware corporation, combined with five business entities to form a single physician-led integrated health system.

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

In April 2013, a subsidiary of USMD became an equal co-member of a Texas non-profit corporation that has been approved by the Texas Medical Board as a Certified Non-Profit Health Organization (“WNI-DFW”). WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or risk capitation, refers to a population health management model where we receive from the third party payer a fixed payment per member per month for a defined patient population to manage the healthcare of that population. In such a model, we are responsible for all cost of care of the population, subject to certain exceptions. WNI-DFW accomplishes this by managing patient care and by contracting with healthcare providers to provide needed healthcare services for the patient population. This population health management model differs from the traditional fee-for-service model where we are paid based on specific services performed. Under this model, USMD and the other member of WNI-DFW are entitled to any residual amounts and bear the risk of any deficits resulting from managing the healthcare of the population. Our WNI-DFW co-member is an industry leader in medical risk management and efficient healthcare delivery services. Under our arrangement, our co-member provides administrative services, including a utilization management function that works closely with our case management team. USMD Physician Services provides physician services to the managed patient population. We consolidate the operations of WNI-DFW into our financial statements. WNI-DFW commenced operations on June 1, 2013.

Through other wholly owned subsidiaries, we provide management and operational services to general acute care hospitals (in Arlington, Texas and Fort Worth, Texas) and provide management and/or operational services to three cancer treatment centers in three states. Of the managed entities, we have limited ownership interests in the two hospitals and one cancer treatment center. In addition, we wholly own and operate one Independent Diagnostic Testing Facility (“IDTF”), one cancer treatment center, two clinical laboratories and one anatomical pathology laboratory in the Dallas-Fort Worth, Texas metropolitan area. We have noncontrolling ownership interests in one cancer treatment center and one lithotripsy service provider that we do not manage. At December 31, 2015, we employed 227 physicians and 43 associate practitioners with Family Medicine, Internal Medicine, Obstetrics/Gynecology, Pediatrics, Urology and 14 other medical specialties.

Historically, we have provided management and operational services to lithotripsy service providers (“Lithotripsy Services”). On December 18, 2015, we sold our Lithotripsy Services business. The sale included the management services business as well as controlling and noncontrolling interests in our lithotripsy service provider entities. We retained a noncontrolling interest in one lithotripsy service provider entity. In its existing form, the lithotripsy business was not a core component of an integrated health system and, therefore, was not aligned with the strategic objectives of the Company.

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

This recognition means that USMD’s primary care clinics successfully display and utilize evidence-based, patient-centered processes that focus on highly coordinated patient care and long-term patient relationships. Certain physicians have also achieved Heart/Stroke and Diabetes Recognition by the NCQA. In September 2014, our primary care physicians and specialists received the prestigious Texas Physician Practice Quality Improvement Award from the TMF Health Quality Institute. This award recognizes Texas physician practices that are focused on utilizing health information technology to improve preventive care for their patients and recognizes exemplary outcomes achieved by physician practices statewide. In December 2013, our physician practice was selected by the Department of Health and Human Services as a Medicare Shared Savings Plan Accountable Care Organization (“ACO”). Physicians and patients benefit from collaborative, coordinated care within our system, which includes primary care and specialty physicians, short-stay hospitals and ancillary services. We provide care in numerous specialties including urological care in ten subspecialties. We believe our management and operational service offerings enable our physicians and clinicians to focus on patient care by reducing operational distractions and, where implemented, leveraging proven clinical care models. In addition, we provide ancillary services through our affiliated short-stay hospitals and our cancer treatments centers, laboratories and lithotripsy service providers. We believe these integrated ancillary services increase the physician’s ability to manage patient care efficiently.

During 2015, we established our first IDTF, which served its first patients in August 2015. We are also in the early stages of establishing another IDTF and consolidating numerous physician clinics into newly leased, expanded clinic locations that more effectively centralize our physicians and ancillary services. These initiatives require us to make significant capital commitments and incur significant expense. We believe these near term initiatives will have an immediate positive impact on our results of operations. In addition, management is in the process of renegotiating our third-party commercial payer contracts, which management believes will have a favorable impact on results of operations beginning in 2016. Also, we anticipate that in 2016, approximately 986 of our existing patients will convert from a fee for service model to a population health management model.

We intend to expand our physician-led integrated health system in the North Texas service area, with a specific focus on expansion of our population health management business and ancillary service offerings. Our success is dependent upon our ability to i) increase the number of physicians and specialists in our system; ii) increase our risk services managed patient populations; iii) expand the service offerings within our physician-led integrated health system – to move from an early-stage integrated health system to a fully integrated health system; iv) reasonably estimate the risk profile of patient populations and accurately document and code patient conditions within those populations; and v) control costs of care. Our near term growth and success is dependent upon our ability to execute our expansion strategy and to organize and successfully assimilate those new components into our healthcare delivery model. In addition, our current and future success is dependent upon our ability to:

•	deliver a physician-led integrated health system experience focused on continuous improvement;

•	optimize and standardize clinical operations and exceed industry standard clinical and patient satisfaction criteria;

•	increase the number of patients served and patient encounters of USMD and our managed entities;

•	establish high physician satisfaction with a physician leadership structure;

•	align physician compensation with strategy;

•	maintain productive relationships with physicians, hospital partners and managed care payers; and

•	identify and optimize revenue and cost synergies within our physician-led integrated health system.

Competitive Environment

Our healthcare facilities operate in very competitive environments and we compete for patients with other integrated health systems, physician practices, hospitals, outpatient surgery centers, diagnostic facilities and other free-standing facilities. Many of these competitors have greater resources than we do, may be better equipped than we are and may offer a broader range of services than we do. Our competitors are often national or regional in scope. Our competitiveness depends on, among other things, i) the ability of our physician practice to provide quality, cost effective healthcare services, ii) the ability of our physician practice to obtain and maintain competitive contracts with managed care organizations, and iii) scaling our offerings to meet the coverage requirements of self-insured employers. We offer a patient-centered model directed by physicians. We believe that physicians can define the most effective treatment plan for patients and can best define those service requirements that will contribute to the patient’s good health or full recovery. We are working with managed care organizations on initiatives to implement professional risk capitation in the short term, as well as long term initiatives geared toward full risk capitation. We believe advancing full risk contracts will strengthen USMD and advance our vision of a fully integrated health system. We believe our physician-led model is a key differentiator.

We face competition attracting and retaining healthcare professionals, including physicians, nurses and other medical support personnel. In recent years, there has been a general shortage of these skilled professionals, particularly primary care physicians and nurses. Hospital systems specifically have increased recruitment of physician practices. We believe we offer a compelling model for physicians because physicians manage our system. Physicians report to other physicians and care is coordinated by physicians. A highly competent and professional team manages the operation that supports our physicians, but those professionals report to physician leadership. We believe our physician-led, professionally-managed, quality-oriented environment represents an advantage for recruiting and retaining physicians.

Sources of Revenue

– Net Patient Service Revenue

We earn net patient service revenue (“NPSR”) through the provision of healthcare services to patients at our clinics and other healthcare facilities. Our NPSR is driven by a patient encounter at one of our physician clinics. A patient sees the physician at one of our clinics and the physician may prescribe services that may be performed at one of our imaging centers, diagnostic laboratories, cancer treatment center or other affiliated healthcare facilities. The NPSR earned at our imaging centers, diagnostic laboratories and cancer treatment center is almost exclusively derived from the physician clinic patient encounter. Our imaging centers, diagnostic laboratories and cancer treatment center only nominally serve patients or conduct tests not derived from our physician clinic patient encounter. We record patient service revenue at the time healthcare services are provided.

We are paid for our services by managed care providers and commercial insurers, governmental agencies, such as the Centers for Medicare and Medicaid Services (“CMS”), and the patients we serve. We have entered into agreements with the third-party payers under which we are paid based upon contractually defined criteria that generally result in reimbursement amounts that are less than our established billing rates; patient service revenue is recorded net of these contractual allowances and discounts. To provide for patients’ accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, NPSR is reported at the net amount expected to be received. NPSR is primarily affected by patient encounter volume, payer mix, the mix of services provided to the patients and estimated collections.

Our patient service revenue before the provision for doubtful accounts by payer is summarized in the table that follows (dollars in thousands):

	Years Ended December 31,
	2015		2014
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$59,472	31.7%	$56,091	30.5%
Medicaid	497	0.3	1,346	0.7
Managed care and commercial payers	128,861	68.8	126,362	68.7
Self-pay	4,200	2.2	3,625	2.0

Patient service revenue before provision for doubtful accounts	193,030	103.0	187,424	101.9
Patient service revenue provision for doubtful accounts	(5,649)	(3.0)	(3,492)	(1.9)

Net patient service revenue	$187,381	100.0%	$183,932	100.0%

We derive a significant portion of our revenues from managed care and commercial payers and Medicare, all of whom receive discounts from our customary charges. We estimate discounts off our customary charges at the point the charges are captured concurrent with the date of service to derive net realizable revenue. Discounts off customary charges result from the reduction of our customary charges to prospectively established fee schedule amounts and other contract provisions. The estimates of contractual allowances on charges posted for the period involve payer-specific estimates of net revenue based on the most significant contractual reimbursement methodologies, such as percent of charges, fixed fee schedules and multi-procedure discounting. However, the calculations do not take into consideration all contract provisions that may limit reimbursement, but provide an estimate of net realizable value. Revenue is adjusted to actual when the parties (insurer and patient/guarantor) obligated under the contract have tendered payment on the claim. Historically, these payment adjustments have not been material. As we execute our strategic plan and expand our services and the number of patients we serve, the above ratios may vary significantly.

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

Managed Care and Other Commercial Payers

Managed care providers, including health maintenance organizations, preferred provider organizations, other private insurance companies and employers, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To attract additional patient volume, our physicians and facilities enter into contractual arrangements with managed care providers and other commercial payers that give the managed care organization the ability to market access to our physicians and facilities. Under these arrangements, we are paid generally based upon fixed fees or modified fixed fees that may vary based on the basket of services provided during the patient encounter. Reimbursement is less than our customary charges. These arrangements generally have a fixed (initial) term and renewal provisions and often limit our ability to increase reimbursement in response to increasing costs during the contract term. Our managed care contracts are subject to periodic renewal ranging from one to three years. The vast majority of our contracts are tied to annual Medicare updates as the mechanism for rate changes during the contract term. Reimbursement rates under these arrangements are contractually pegged to federal Medicare program annual rate changes; unfavorable adjustments to the Medicare program reimbursement rates will similarly affect our reimbursement rates under these arrangements. We could potentially negotiate modifications to current contracts in order to improve reimbursement rates, but with no guarantee of success.

Patients who are members of managed care plans are not required to pay us for their healthcare services except for coinsurance and deductible portions of their plan coverage calculated after managed care discounts have been applied. While the majority of our patient service revenues are generated from patients covered by managed care plans, the percentage may decrease in the future as we develop and expand our physician-led integrated health system, as the aging U.S. population shifts to Medicare and Medicaid utilization and as more uninsured Americans become covered under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Law”).

Medicare Reimbursement

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons and persons with Lou Gehrig’s disease and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare facilities and services. Physician services are reimbursed under the Medicare Physician Fee Schedule (“PFS”) system, under which CMS have assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are modified by a geographic adjustment factor to account for local practice costs and are then aggregated. Historically, the aggregated amount was multiplied by a conversion factor (calculated by using the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. However, on April 16, 2015, President Obama signed the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) that repealed the SGR physician payment methodology. Instead of tying payments to the SGR, MACRA provided for a 0.5% increase in rates for July 1, 2015 through December 31, 2015 and for each calendar year thereafter through 2019. PFS payment rates would then remain at their 2019 levels through the end of 2025. Beginning in 2019, amounts paid to individual physicians would be subject to adjustment through either the Merit-Based Incentive Payment System (“MIPS”) or the Alternative Payment Model (“APM”) program. Physicians who participate in the MIPS program, which would essentially consolidate the existing Physician Quality Reporting System, the Value-Based Modifier, and the meaningful use of certified electronic health record (“EHR”) technology incentive programs, would be subject to positive, zero, or negative performance adjustments depending on how the physician’s performance compared to a performance threshold. In addition, from 2019 through 2024, MACRA provides an additional $500 million per year for an additional performance adjustment for physicians who participate in MIPS and achieve exceptional performance. Physicians who participate in an APM program and receive a substantial amount of their revenue from an alternative payment model would receive, from 2019 through 2024, a lump-sum payment equal to 5% of their Medicare payments in the prior year for services paid under the PFS. Beginning in 2026, PFS payment rates for physicians participating in an APM program would be increased by 0.75% a year. Payments for other providers would be increased by 0.25% per year.

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”), which committed the U.S. government to significantly reduce the federal deficit over ten years. The BCA provides for spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. The BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. These automatic spending reductions are commonly referred to as “sequestration.” Sequestration began on March 1, 2013, with CMS imposing a 2% reduction on Medicare claims beginning April 1, 2013. These spending reductions have been extended through federal fiscal year 2025. We cannot predict what other deficit reduction initiatives may be proposed by the President or the Congress or whether the President and the Congress will restructure or suspend sequestration. Changes in the law to end or restructure sequestration may cause greater spending reductions than required by the BCA.

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

– Capitated Revenue

WNI-DFW, a consolidated variable interest entity, earns capitated revenue (fixed payment per member per month) by contracting with an entity that operates a health services company that contracts directly with a health plan. Capitated revenue is prepaid monthly based on the number of Medicare Advantage members of the health plan network electing WNI-DFW primary care physicians as their healthcare provider, regardless of actual medical services utilized. Capitated revenue is reported as revenue in the month in which members are entitled to receive healthcare.

– Management and Other Services Revenue

We earn management services revenue through the provision of management and operational support services to our managed healthcare entities pursuant to long-term contractual arrangements. We earn management services revenue primarily through services provided to USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”). Management fees are based on a percentage of each hospital’s adjusted NPSR, as contractually defined. Hospital NPSR depends on a variety of factors, such as surgical case volume, the case mix or intensity of utilization of services and the mix of third-party payer sources. We also earn management services revenue through the provision of broad-based management and clinical services to cancer treatment centers and, prior to the sale of the Lithotripsy Services business, to lithotripsy service providers. Management fees are based on defined criteria, generally a percentage of cash collections, and revenue is recognized as services are provided. In addition, we provide managed entities with management, information technology, operations and/or revenue cycle support, or a subset of those support services. The costs of providing those support services are reimbursed to us by the managed entities and are included in management services revenue.

We earn other services revenue through the provision of healthcare information technology consulting services to third parties.

– Lithotripsy Services Revenue

Prior to the sale of the Lithotripsy Services business, we consolidated 17 lithotripsy service provider entities that we controlled as the general partner or managing member and we wholly owned two lithotripsy service providers. Lithotripsy services revenue was recognized through the provision of lithotripsy services to hospitals and other healthcare entities by the lithotripsy entities we consolidated.

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

The Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”) have published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers and referral agreements for specialty services. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-Kickback Statute. The conduct or business arrangement, however, does increase the risk of scrutiny by government enforcement authorities.

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

HIPAA and Related Security Requirements

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically, in order to encourage the conducting of commerce electronically. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for certain of our facilities. The Healthcare Reform Law requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. As part of these standards, each provider must use a National Provider Identifier, and CMS requires the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Implementing the ICD-10 code sets required significant administrative changes, investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that our clinics could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes result in conditions being reclassified to payment groupings with lower levels of reimbursement than codes assigned under the previous system. However, we believe that the cost of compliance with these regulations has not had, and is not expected to have, a material adverse effect on our cash flows, financial position or results of operations. By regulation, use of the ICD-10 code sets began October 1, 2015.

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

The foundation of our Compliance Program is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All our personnel are required to abide by and annually attest to reading and complying with the Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free hotline to permit individuals to report compliance concerns on an anonymous basis and obtain answers to questions about our Code of Conduct. Our Compliance Program, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer, Corporate Compliance Committee and Board of Directors. Copies of our Code of Conduct are available on our website, www.usmd.com. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K.

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

Employees

As of December 31, 2015, we had a total of 1,577 employees, including 227 physicians and 43 physician extenders. None of our employees is a party to a collective bargaining agreement and we consider our relationships with our employees to be good.

Available Information

We file annual, quarterly and current reports, proxy statements and other information electronically with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including USMD) file electronically with the SEC. The SEC’s website is www.sec.gov.

Our website is www.usmd.com. You can access our Investors Relations webpage through this website by clicking on the heading “Investor Relations” followed by the “SEC Filings” link. We make available, free of charge, on or through our SEC Filings webpage, our annual reports on Form 10-K, quarterly reports on Form 10-Q, registration statements on Form S-4 and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Securities Act of 1933, as amended (the “Securities Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information provided on our website is not part of this Annual Report on Form 10-K and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Not applicable for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

Not applicable for smaller reporting companies.

Item 2.	Properties

We maintain our principal executive office at 6333 North State Highway 161, Irving, Texas. We occupy approximately 27,000 square feet of space under a long-term lease that expires in 2023 and includes an option for us to renew the lease for up to five years beyond that date. We also lease approximately 60,000 square feet of space in two separate locations for our business office operations.

In addition to our principal executive office and business office operations, as of December 31, 2015, we leased through various entities 57 healthcare facilities to support our operations. Our clinical leases, which represent the largest portion of our rent expense, have various terms ranging from one month to 12 years and monthly lease payments ranging from $900 to $95,000. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

All of our properties are located in the Dallas/Fort Worth, Texas metropolitan area. We believe our present facilities are substantially adequate to meet our current and near-term projected needs.

Item 3.	Legal Proceedings

We are from time to time subject to litigation and claims arising in the ordinary course of business, including claims for damages from medical negligence, employment disputes and breach of contract. We believe that the ultimate resolution of any such proceedings, whether the underlying claims are recoverable under our professional and general liability insurance policies or not, will not have a material adverse effect on our financial condition, results of operations or cash flows. For more information regarding legal proceedings in which we are involved, see Note 17, Commitments and Contingencies, to our December 31, 2015 Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “USMD.” As of March 14, 2016, there were 518 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Capital Market for the years ended December 31, 2015 and 2014.

	High	Low
Year ended December 31, 2015
First quarter	$18.00	$10.00
Second quarter	$11.60	$8.25
Third quarter	$10.51	$6.51
Fourth quarter	$9.90	$6.78
Year ended December 31, 2014
First quarter	$20.57	$12.12
Second quarter	$14.58	$10.10
Third quarter	$12.20	$8.38
Fourth quarter	$11.60	$6.50

USMD did not declare or pay cash dividends during 2015 or 2014. We have no plans to pay any cash dividends on our common stock for the foreseeable future and instead plan to retain earnings, if any, for future operations, to finance the growth of the business and service debt. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, credit agreements with our lenders restrict our ability to pay dividends.

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

Executive Overview

We are an early-stage physician-led integrated health system committed to maintaining the vital doctor-patient relationship that we believe results in higher quality and more affordable patient care. An integrated health system is considered early-stage when it has not yet established all the components necessary to be considered a fully integrated health system. Our focus, and the focus of our healthcare providers, is to deliver higher quality, more convenient, cost effective healthcare to our patients. We believe that our model brings primary care and specialist physicians together and places them in their proper role as leaders of healthcare delivery and that this important shift brings quality and patient satisfaction back to the forefront by making our providers responsible for patient outcomes and the overall clinical experience.

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

Key Developments

•	Effective December 18, 2015, we sold our Lithotripsy Services business. The sale included the management services business as well as controlling and noncontrolling interests in the lithotripsy service provider entities. We retained a noncontrolling interest in one lithotripsy service provider. Cash proceeds from the sale of the Lithotripsy Services business will further enable us to continue execution of our plan to build a physician-led integrated health system. Subsequent to the sale, except for the one noncontrolling interest noted above, we no longer manage, operate or have investments in lithotripsy entities.

•	We established our first IDTF, which began treating patients in August 2015.

•	During 2015, in efforts to improve our liquidity, we issued convertible notes payable totaling $5.1 million and related party long-term debt of $15.0 million. These debt instruments have deferred principal payments.

Opportunities and Challenges

We are focused on expanding our physician-led integrated health system in the Dallas-Fort Worth, Texas metropolitan area through the growth of our physician and patient base as well as by increasing the service offerings within our system. We intend to increase our patient base by increasing the number of primary care and specialist physicians in our system, including increasing the number of specialists in our current areas of focus as well as in specialties not currently within our system. We may achieve this through hiring efforts or through the acquisition of or affiliations with physician practices or other healthcare practices that share our vision of patient-first care. Inherent in the expansion of our physician-led integrated health system is a build out of our imaging, clinical and pathological laboratory offerings and implementation of a more efficient clinical care model.

A significant element of our growth plan is the expansion of our risk services, or population health management business. We intend to accomplish this by expanding in both the Medicare Advantage and commercial markets. We currently serve the Medicare Advantage market through WNI-DFW. During 2014 WNI-DFW had a monthly average Medicare Advantage patient population of 7,400, with 8,712 at year end. During 2015 WNI-DFW had a monthly average Medicare Advantage patient population of 9,559, with 9,844 at year end. Effective January 1, 2016, WNI-DFW has a Medicare Advantage patient population of 9,972. We believe the care coordination and population health management infrastructure we have installed enhances clinical outcomes and eliminates wasteful costs often associated with fee-for-service medical care. Under our WNI-DFW agreement, we receive 86.75% of the Part C premium for that Medicare Advantage population, which has provided us with the resources needed to develop the care management infrastructure necessary to enhance our patients’ health at reasonable costs. As we grow our population health management business, we will continue to invest in our care coordination and population health management infrastructure. In January 2015, we completed implementation of leading edge population health management software. We believe this system significantly improves our ability to effectively manage the health of our patient populations. We believe that our clinical model for population health management will generate positive long-term returns; however, we are at risk for Part C covered services, except for transplants, mental health and dialysis, so short-term results can be materially impacted by negative health experiences within our managed patient population.

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

Increasing physician counts and expanding service offerings may have a near-term negative impact on margins as we develop our physician-led integrated health system. Our physician compensation model is designed to fairly compensate physicians in a value-based care paradigm and the success of this model is integral to our future success. We will face operational and cultural challenges in integrating new physicians and components of our patient-centric model, which continues to evolve and is expected to offer numerous opportunities for improving healthcare delivery and growing our business. In addition, the continued development of our physician-led integrated health system will likely require additional capital infusions or other financing.

Selected Operating Statistics

For the periods presented, we had the following operating statistics:

	As of December 31,
	2015	2014
Clinics and other health care facilities operated out of by USMD Physician Services	57	61
Primary care and pediatric physicians employed	134	134
Physician specialists employed	93	89

	Years Ended December 31,
	2015	2014
Patient encounters (i)	905,044	904,072
RVUs (ii)	1,564,903	1,527,256
Lab tests (iii)	1,314,511	1,214,836
Imaging procedures (iii)	42,462	43,594
Cancer treatment center fractions treated (iv)	20,350	20,626
Lithotripsy cases (iii)	9,708	9,839
Capitated member months (v)	114,707	88,583

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Capitated membership (vi)	9,844	9,707	9,534	9,495	8,712

i.	A patient encounter is registered when a patient sees his or her USMD healthcare provider.
ii.	Our RVUs are equivalent to physician work RVUs as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVUs as measures of physician productivity and utilization. RVUs are also a component of physician compensation.
iii.	Lab tests, imaging procedures and lithotripsy cases are all production metrics based on Current Procedural Terminology codes.
iv.	Cancer treatment center fractions are production metrics based on Current Procedural Terminology codes and include fractions from our wholly owned center.
v.	Capitated member months represent the aggregate number of months of healthcare services WNI-DFW has provided to capitated members.
vi.	Capitated membership represents the number of members under a capitation arrangement to which we provided healthcare services as of a specified date.

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

Industry Trends

Healthcare Reform

The Healthcare Reform Law is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Healthcare Reform Law attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicare and Medicaid Disproportionate Share Hospital payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Many provisions within the Healthcare Reform Law could impact us in the future, resulting in potential variances in third-party reimbursement rates, payer mix and patient encounter volumes. The most significant provisions of the Healthcare Reform Law that seek to decrease the number of uninsured individuals mostly became effective January 1, 2014, while others have been delayed until 2016 and beyond. For instance, the requirement that mid-size employers (defined as groups between 50 and 99 employees) and large-size employers (defined as 100 or more employees) provide health insurance to their employees or pay a per employee fine (the employer mandate) has been delayed several times and is now not scheduled to be fully implemented until 2016. Since its passage in 2010, the Healthcare Reform Law has faced several challenges and further challenges are expected that could impact implementation of these laws, or the law itself. Because of the many variables involved and the staggered implementation timeline, we cannot predict with any assurance the ultimate effect of the Healthcare Reform Law and related regulations and interpretive legislation on our business. We believe that we are well positioned to respond effectively to the opportunities and challenges presented by this important legislation as a result of our physician-led, high quality, patient-centered care model.

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

Value-Based Care and Patient-Centered Medical Home

We believe the U.S. healthcare system continues to evolve in a manner that focuses on value-based reimbursement systems, with an increasing focus on population health management. As government and commercial payers strive to control healthcare costs and improve healthcare outcomes, we believe payment methodologies and reimbursement trends will continue to evolve, including payment bundling, value-based payment methodologies linked to the quality and coordination of care as well as risk-sharing arrangements such as capitated payments. We believe this evolution favors physician-led integrated health systems and that we are well positioned today to shift to value-based reimbursement systems.

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

Results of Operations

Year ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Years Ended December 31,				Annual Variance
	2015		2014		2015 vs. 2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenue:
Net patient service revenue	$187,381	57.6%	$183,932	62.4%	$3,449	1.9%
Capitated revenue	95,822	29.5%	66,544	22.6%	29,278	44.0%
Management and other services revenue	20,866	6.4%	22,721	7.7%	(1,855)	-8.2%
Lithotripsy revenue	21,084	6.5%	21,568	7.3%	(484)	-2.2%

Net operating revenue	325,153	100.0%	294,765	100.0%	30,388	10.3%

Operating expenses:
Salaries, wages and employee benefits	169,203	52.0%	166,401	56.5%	2,802	1.7%
Medical services and supplies expense	105,898	32.6%	79,990	27.1%	25,908	32.4%
Rent expense	18,064	5.6%	15,869	5.4%	2,195	13.8%
Provision for doubtful accounts	(89)	0.0%	183	0.1%	(272)	-148.6%
Other operating expenses	39,747	12.2%	32,685	11.1%	7,062	21.6%
Impairment of goodwill	—	0.0%	20,340	6.9%	(20,340)	-100.0%
Depreciation and amortization	9,235	2.8%	16,192	5.5%	(6,957)	-43.0%

Total operating expenses	342,058	105.2%	331,660	112.5%	10,398	3.1%

Loss from operations	(16,905)	-5.2%	(36,895)	-12.5%	19,990	-54.2%
Other income, net	24,975	7.7%	8,465	2.9%	16,510	195.0%

Income (loss) before income taxes	8,070	2.5%	(28,430)	-9.6%	36,500	-128.4%
Provision (benefit) for income taxes	82	0.0%	(5,544)	-1.9%	5,626	-101.5%

Net income (loss)	7,988	2.5%	(22,886)	-7.8%	30,874	-134.9%
Less: net income attributable to noncontrolling interests	(9,604)	-3.0%	(9,514)	-3.2%	(90)	0.9%

Net income (loss) attributable to USMD Holdings, Inc.	$(1,616)	-0.5%	$(32,400)	-11.0%	$30,784	-95.0%

Revenues

The following table summarizes our net operating revenue for the periods indicated and is used in the revenue discussions that follow (dollars in thousands):

	Years Ended December 31,				Annual Variance
	2015		2014		2015 vs. 2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$149,948	46.1%	$148,140	50.3%	$1,808	1.2%
Imaging	4,660	1.4%	4,295	1.5%	365	8.5%
Diagnostic laboratories	16,728	5.1%	14,634	5.0%	2,094	14.3%
Cancer treatment center	11,624	3.6%	12,306	4.2%	(682)	-5.5%

Total patient encounter based clinic net patient service revenue	182,960	56.3%	179,375	60.9%	3,585	2.0%
Other physician revenue	4,421	1.4%	4,557	1.5%	(136)	-3.0%

	187,381	57.6%	183,932	62.4%	3,449	1.9%

Capitated revenue	95,822	29.5%	66,544	22.6%	29,278	44.0%

Management and other services revenue:
Hospital management revenue	14,386	4.4%	14,459	4.9%	(73)	-0.5%
Lithotripsy management revenue	1,325	0.4%	1,469	0.5%	(144)	-9.8%
Cancer treatment center management revenue	2,306	0.7%	3,578	1.2%	(1,272)	-35.6%
Other services revenue	2,849	0.9%	3,215	1.1%	(366)	-11.4%

	20,866	6.4%	22,721	7.7%	(1,855)	-8.2%

Lithotripsy revenue	21,084	6.5%	21,568	7.3%	(484)	-2.2%

Net operating revenue	$325,153	100.0%	$294,765	100.0%	$30,388	10.3%

- Net Patient Service Revenue

Our NPSR is driven by a patient encounter at one of our physician clinics. A patient sees the physician at one of our clinics and the physician may prescribe services that may be performed at one of our imaging centers, diagnostic laboratories, cancer treatment center or other affiliated healthcare facilities. The NPSR earned at our imaging centers, diagnostic laboratories and cancer treatment center are almost exclusively derived from the physician clinic patient encounter. Our imaging centers, diagnostic laboratories and cancer treatment center only nominally serve patients or conduct tests not derived from our physician clinic patient encounter. For these reasons, we focus on the overall NPSR per patient encounter metric.

Patient encounter based clinic NPSR increased $3.6 million or 2.0%, net of a $2.2 million increase in the provision for doubtful accounts. Patient encounters remained flat and RVUs increased 2.5% for the year ended December 31, 2015 as compared to the year ended December 31, 2014. NPSR per patient encounter increased 1.9% due to a favorable change in case mix and a favorable shift in payer mix. The shift in payer mix was reflected by a decrease in utilization by Medicare and Medicaid beneficiaries from 40% to 39% of gross charges. The $0.7 million decrease at the cancer treatment center is primarily due to a 1.3% decline in fractions treated at the cancer treatment center and a $0.3 million decrease related to a decline in certain commercial payer reimbursement rates. We anticipate downward pricing pressure to continue to negatively impact NPSR at the cancer treatment center during 2016.

The provision for doubtful accounts related to patient service revenue increased $2.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Year over year comparative overall collections have slowed resulting in an increase in gross patient accounts receivable, further aging of accounts receivable and an increase in the provision for doubtful accounts. We believe the slowed collection rate is temporary and partially attributable to an information technology system conversion that occurred in late July 2015 and efforts to initiate new billing processes for the IDTF at USMD Arlington that opened in August 2015.

Other physician revenue represents non-clinic physician premium payments for quality measures, on-call pay and physician recruitment agreement revenues and decreased to $4.4 million for the year ended December 31, 2015 from $4.6 million for the year ended December 31, 2014. The decrease is primarily attributable to a $0.4 million decline in revenue from physician recruitment agreements and a $0.2 million decrease in premium payments for quality measures offset by a $0.5 million increase in on-call pay.

- Capitated Revenue

In June 2013, WNI-DFW began operations and we began recording capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue is correlated to capitated membership counts as well as the health risk of the patient population being managed; the population risk impacts the “per member per month” rate earned. Capitated revenue increased $29.3 million to $95.8 million for the year ended December 31, 2015 from $66.5 million in 2014. The growth in membership counts at WNI-DFW accounted for $19.6 million of the increase and a rise in the aggregate risk score assigned to our managed Medicare Advantage population accounted for $9.7 million of the increase. We anticipate expanding our capitated member counts through WNI-DFW and other entities focused on the Medicare Advantage market as we execute our strategy to move from an early-stage integrated health system to a fully integrated health system. During 2014, we invested in systems to train and monitor our physicians and staff with the intent to improve the accuracy of physician documentation and coding of patient conditions. We believe these efforts have resulted in a more accurate assessment by CMS of the risk score of our managed Medicare Advantage population.

- Management and Other Services Revenue

Management services revenue includes revenue earned through the provision of management and support services to our nonconsolidated managed entities and is generated through our management of hospitals, cancer treatment centers and, prior to the sale of our Lithotripsy Services business, lithotripsy centers. Management and other services revenue decreased 8.2% to $20.9 million for the year ended December 31, 2015 from $22.7 million in 2014 for the reasons noted below.

Hospital management revenue earned from USMD Arlington and USMD Fort Worth decreased $0.1 million or 0.5% in 2015 as compared to 2014. An unfavorable shift to a lower acuity surgical case mix at the hospitals contributed $0.6 million to the decrease in hospital management revenue and was offset by an increase of $0.3 million in the contractual inflation adjustment to reimbursable support costs and a $0.2 million increase related to an increase in surgical case volume and a favorable change in commercial versus government payer mix.

Lithotripsy management revenue decreased $0.1 million, or 9.8%, in 2015 as compared to 2014. Lithotripsy case volume at the managed lithotripsy entities decreased 6.9% while management revenue per managed lithotripsy case remained flat. The decrease in lithotripsy case volume is primarily attributable to the sale of our Lithotripsy Services business. As of the date of sale of our Lithotripsy Services business, we no longer earn lithotripsy management revenue.

Cancer treatment center management revenue decreased $1.3 million or 35.6% in 2015 as compared to 2014. We earn cancer treatment center management revenue by charging the cancer treatment center a contracted management fee that is based on a percentage of the managed entity’s account collections, net income, a combination of collections and net income, or a fixed monthly fee and reimbursement of variable support costs. We negotiate the management fee with each cancer treatment center and the fee differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of cancer treatment center management revenue. In 2014, contractual management arrangements with three cancer treatment centers were terminated and in January 2015, a contractual management arrangement with one additional cancer treatment center was terminated. The net effect of the contract terminations and the opening of new cancer treatment centers resulted in a $1.2 million decrease in consolidated cancer treatment center management revenue in 2015 as compared to 2014. Same facility cancer center collections declined 6.8%, contributing $0.1 million to the decline. Same facility year over year individual entity contractual rates did not change in 2015 as compared to 2014 rates.

Other services revenue primarily consists of healthcare information technology consulting services provided to third parties and income related to the early termination of management agreements. Other services revenue decreased $0.4 million or 11.4% as compared to 2014. In the second quarter of 2014, we entered into a settlement agreement and recognized $0.4 million as a result of the early termination of a management agreement.

- Lithotripsy Revenue

Prior to the sale of the Lithotripsy Services business, we recognized lithotripsy revenue, which consisted of the revenue of the consolidated lithotripsy entities. Lithotripsy revenue decreased $0.5 million or 2.2% to $21.1 million for the year ended December 31, 2015 from $21.6 million in 2014. Lithotripsy entity case counts decreased 1.3% resulting in a decrease in lithotripsy revenue of $0.3 million in 2015 as compared to 2014. A decrease in average aggregate contract rate for the consolidated lithotripsy entities, due to shifts in utilization and negotiated rate changes year over year, resulted in a $0.2 million decline. As of the date of sale of our Lithotripsy Services business, we no longer earn lithotripsy revenue.

Operating Expenses

Salaries, wages and employee benefits increased $2.8 million to $169.2 million for the year ended December 31, 2015 from $166.4 million in 2014. Physician and physician extenders salary expense decreased $0.2 million primarily due to the new physician compensation model. Effective July 2014, we began phasing in a new physician compensation model that we believe increases physician productivity, quality and profitability. Full implementation of the terms of this compensation model was originally scheduled to occur in January 2016; however, we accelerated implementation of many of the key components of the model to July 2015. As a result of the accelerated implementation, physician salaries decreased during the six months ended December 31, 2015 relative to the run rate experienced since the plan became effective. In addition, during the six months ended December 31, 2015, physician and extender salary expense incurred per RVU generated and as a percent of NPSR declined as compared to salary expense incurred prior to July 2015. We anticipate continued reduction in the relative run rate in 2016 and future years.

Non-physician salary and wages expense increased $5.1 million, net of the impact from outsourcing our revenue cycle function in the fourth quarter of 2014. As a result of the outsourcing, for the year ended December 31, 2015, salaries and wages were reduced by $3.4 million as compared to 2014. The increase in non-physician salary expense is primarily related to a growth in headcount of non-physician medical management and staff intended to improve the productivity and efficiency of the physicians and clinics and to support the growth of our population health management program. This increase in headcount is net of the revenue cycle outsourcing. Merit raises accounted for an additional $1.0 million of the increase and we incurred a $0.6 million year over year increase in bonus expense. Employee benefit costs increased $1.8 million, net of the impact from outsourcing our revenue cycle function in 2014. The increase was primarily due to increases in payroll taxes and health benefits expense. Contract labor costs increased $0.2 million.

Medical services and supplies expense includes external medical claims costs associated with population health management (WNI-DFW) as well as medical services and supplies associated with all patients, such as drugs, medications and general medical supplies. Medical services and supplies expense increased $25.9 million to $105.9 million for the year ended December 31, 2015 from $80.0 million in 2014. WNI-DFW medical services expense increased $19.6 million to $73.6 million for the year ended December 31, 2015 from $54.0 million in 2014. The increase in medical services expense was driven by a 29.5% increase in WNI-DFW capitated member months. Over the same period, capitated revenue increased $29.3 million. Medical services expense of WNI-DFW includes the direct medical cost of caring for the patient population including incurred but not reported (“IBNR”) medical claims. In addition, for the year ended December 31, 2015, drug supplies expense increased $6.0 million as compared to 2014, commensurate with the increase in drug supplies revenue. The remaining net increase in medical services and supplies of $0.3 million is primarily due to an increase in medical supplies expense.

Rent expense increased $2.2 million to $18.1 million for the year ended December 31, 2015 from $15.9 million in 2014 due primarily to an increase in leased square footage.

Other operating expenses consist primarily of management fees, consulting and professional fees, purchased services, repairs and maintenance, utilities and other expense. Other operating expenses increased 21.6% to $39.7 million for the year ended December 31, 2015 from $32.7 million in 2014. The increase is primarily related to management fees, outsourced revenue cycle costs and EHR incentive income. Medical management and administrative fees incurred at WNI-DFW increased $1.6 million in 2015 as compared to 2014. As WNI-DFW member counts and revenues grow, and as WNI-DFW gains efficiencies in its provision of care coordination and overall medical management services, we anticipate that medical management fees incurred at WNI-DFW will continue to increase. In 2015, we have incurred $3.6 million of expense related to the outsourcing of our revenue cycle process that began in November 2014, an increase of $3.0 million as compared to 2014. In addition, EHR incentive income, which is recorded as contra expense, decreased $1.3 million in 2015 as compared to 2014.

As a result of our 2014 annual goodwill impairment review, we recorded goodwill impairment of $20.3 million in our Cancer Treatment Services reporting unit. The impairment of goodwill was primarily the result of a reduction in the near-term and long-term projected operating results and cash flows utilized in assessing goodwill for impairment. The reduction in forecast amounts was primarily related to delays in the Company’s ability to execute its strategic plan commensurate with its past forecasts exacerbated by a decrease in actual results of the reporting unit in 2014.

Depreciation and amortization decreased $7.0 million for the year ended December 31, 2015 as compared to 2014, due primarily to an $8.4 million intangible asset impairment charge taken in May 2014. The $1.4 million net increase in depreciation and amortization is comprised of increases in fixed asset depreciation and amortization and intangible asset amortization. Fixed asset depreciation and amortization increased $1.3 million primarily due to additions to leasehold improvements and medical equipment, particularly as related to the opening of our IDTF at USMD Arlington. Intangible asset amortization increased $0.1 million as certain trade names converted from indefinite-lived to finite-lived assets concurrent with the 2014 impairment.

Other Income, net

Other income, net increased $16.5 million to $25.0 million for the year ended December 31, 2015 from $8.5 million in 2014 primarily resulting from aggregate gains of $18.1 million related to the sale of our Lithotripsy Services business, offset by a $1.3 million decrease in equity in income of nonconsolidated affiliates and a $0.7 million increase in net interest expense.

In 2015, we recorded an $11.8 million gain on the sale of the Lithotripsy Services business. In addition, included in the sale of the Lithotripsy Services business was the sale of a controlling interest in one previously wholly owned, consolidated lithotripsy partnership in which we retained a limited partnership interest. As a result of the sale, we deconsolidated the partnership and recorded a non-cash gain of $6.3 million related to remeasurement of the retained investment to its fair value at the date of sale of the controlling interest. Further adding to the year over year increase in other gain (loss), in 2015, we recorded a $0.2 million gain on the sale of ownership interests and, in 2014, we had a $0.2 million loss on extinguishment of debt.

The decrease in equity in income of nonconsolidated entities was the result of a $1.8 million decrease in the equity in income of USMD Fort Worth offset by a $0.4 million increase at USMD Arlington. In addition, comparative equity in income of the remaining nonconsolidated affiliates increased $0.1 million, primarily due to the January 2015 sale of our ownership interest in a cancer treatment center that had been generating losses.

Provision (Benefit) for Income Taxes

Our effective tax rates were 1.0% and 19.5% for the years ended December 31, 2015 and 2014, respectively. The 2015 variance from the statutory rate is primarily due to the tax impact of net income attributable to noncontrolling interests when pre-tax income approximates the net income attributable to noncontrolling interests. The 2014 variance from the statutory rate is primarily due to the impact that net income attributable to noncontrolling interests has on the tax rate when a pretax loss exists (as it did for 2014) offset by the tax effect of the goodwill impairment. The net income attributable to noncontrolling interests tax component was flat; however, its impact on the tax rates varied significantly due to the pre-tax results in each period.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-USMD ownership interests in our consolidated entities. Net income attributable to noncontrolling interests increased $0.1 million to $9.6 million for the year ended December 31, 2015 from $9.5 million in 2014. The change is related to an increase in net income of the consolidated lithotripsy entities.

Liquidity and Capital Resources

Our principal uses of cash are for working capital requirements, financing obligations and capital expenditures. Our primary sources of liquidity include existing cash, cash flows from operations including distributions from USMD Arlington and USMD Fort Worth and borrowings under our revolving credit facility. In addition, we apply various mechanisms to manage cash flows, including utilizing our common stock as a form of liquidity. We continue to explore potential sources of additional liquidity. Liquidity provided by distributions from USMD Arlington and USMD Fort Worth can vary materially depending on hospital profitability and the individual cash requirements of the hospital. Additionally, we anticipate distributions from USMD Arlington to be lower than historical distributions due to the mechanics of repayment of certain borrowings from USMD Arlington (see Financing Activities below). At December 31, 2015, we had $16.3 million of cash and cash equivalents available for general corporate purposes. This amount is net of $9.7 million of restricted cash and $13.3 million of cash held by WNI-DFW, which is only available for use by WNI-DFW. As further described in the Credit Agreement section below, we are required to maintain a compensating balance of $6.8 million as collateral for our borrowings under our credit agreement. We believe that these sources of cash and cash management techniques will be adequate to fund our working capital requirements, debt service obligations, ongoing capital expenditures and other ongoing cash needs until 2019, when certain convertible subordinated notes are due.

We may utilize our common stock as a form of liquidity, primarily in payment of certain compensation and when acquiring physician practices. Our physician compensation model allows for up to 25% of the base salary of certain physicians to be deferred under certain conditions, and later paid in cash, our common stock, or a combination of both. The payment of deferred amounts in cash, if any, will generally occur within 45 days of the end of a given quarter and as soon as reasonably practicable following the end of the quarter if paid in common stock, if any, subject to compliance with law. During the year ended December 31, 2015, we granted and issued common stock with a grant date fair value of $7.4 million in payment of compensation amounts due to physicians. We do not anticipate deferring physician salaries in 2016.

We may also utilize our common stock to pay certain compensation deferred under our Salary Deferral Plan (the “Deferral Plan”). Participation in the Deferral Plan is limited to certain of our executives and permits us to defer the payment of a predetermined portion of a participant’s base salary each calendar quarter. The plan administrator decides after the end of each quarter whether deferred amounts will be paid in the form of cash, shares of common stock or a combination of both. The payment of deferred amounts in cash, if any, will occur within 45 days of the end of a given quarter and on or prior to March 14 of the following calendar year if paid in common stock, if any, subject to compliance with law. During the year ended December 31, 2015, we granted and issued common stock with a grant date fair value of $1.0 million in payment of compensation amounts deferred under the Deferral Plan in 2015 and 2014. No executives have elected to participate in the Deferral Plan in 2016.

Shares of common stock issued pursuant to the Deferral Plan or in payment of deferred physician compensation are issued from the shares of common stock authorized for issuance under the USMD Holdings, Inc. 2010 Equity Compensation Plan, as amended.

As we execute our physician-led integrated health system strategy in 2016, we anticipate making significant capital investments, primarily as related to the opening of another IDTF, the continued consolidation and expansion of our physician clinics and investments in certain information technology infrastructure. Significant capital investments, including expansion related capital investments, may be financed through long-term debt or lease arrangements, funded with borrowings under the revolving credit facility, if available, or paid for with existing cash. As we execute our strategy to expand our physician-led integrated health system, we will continue to invest in our infrastructure and incur acquisition and integration costs. Significant expansion may be financed with our equity and/or additional indebtedness or through lease arrangements. As our business model matures, we believe cash flows from operations will provide the cash flow necessary to support integration costs and infrastructure investment. However, certain growth plans and infrastructure investment may be curtailed depending upon the availability of cash and additional sources of financing. In addition, our WNI-DFW joint venture may require cash advances from us.

Our credit agreement provides for a revolving credit facility (“Revolver”) commitment of up to $10.0 million through December 21, 2016, subject to certain financial covenants. The Revolver is available for working capital needs and capital expenditures (up to $1.5 million per year), both subject to certain criteria. At December 31, 2015, we had no borrowings under the Revolver and no amounts were available to borrow under the Revolver, as calculated per the financial covenants in our credit agreement. Our ability to borrow amounts under the Revolver is limited and our credit agreement limits our ability to incur additional indebtedness. We continue to seek additional liquidity and believe that such liquidity may be available to us through alternative debt/equity financings. We believe that additional financing will enable us to continue execution of our expansion strategy. However, there is no guarantee we will be able to find such additional liquidity. In addition, adequate funds may not be available when needed or may be available only on terms not acceptable to us. If we are unable to secure additional financing on terms acceptable to us, our growth could be materially adversely impacted. Even if we secure additional financing, such financing could have a negative impact on our long-term cash flows and results of operations and may be dilutive to existing stockholders.

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$7,988	$(22,886)
Net income (loss) to net cash reconciliation adjustments	1,937	36,831
Change in operating assets and liabilities, net of effects of business combinations	(1,132)	7,256

Net cash provided by operating activities	8,793	21,201

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(57)	(104)
Proceeds from sale of Lithotripsy Services business, net of cash	7,766	—
Decrease in cash due to deconsolidation of partnership	(23)	—
Capital expenditures	(3,690)	(1,543)
Payments received for the sale of ownership interests in nonconsolidated affiliates	411	—
Proceeds from sale of property and equipment	22	102

Net cash provided by (used in) investing activities	4,429	(1,545)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,350	6,769
Proceeds from issuance of related party long-term debt	15,457	254
Repayments of borrowings under revolving credit facility	—	(3,000)
Payments on long-term debt and capital lease obligations	(2,389)	(15,915)
Principal payments on related party long-term debt	(649)	(157)
Payment of debt issuance costs	(117)	(244)
Distributions to noncontrolling interests, net of contributions	(9,471)	(9,560)
Release (restriction) of restricted cash	(6,750)	5,000

Net cash provided by (used in) financing activities	431	(16,853)

Net increase in cash and cash equivalents	13,653	2,803
Cash and cash equivalents at beginning of year	15,940	13,137

Cash and cash equivalents at end of year	$29,593	$15,940

Operating Activities

For the year ended December 31, 2015, we had cash flows from liabilities of $5.4 million offset by cash used for current assets of $6.5 million.

At December 31, 2015, accounts receivable, net decreased $1.5 million as compared to December 31, 2014. NPSR accounts receivable, net increased $2.6 million due to an increase in NPSR over the comparative period and an increase in average days sales outstanding in accounts receivable (“DSO”). Average NPSR DSO increased to 41 days at December 31, 2015 from 39 days at December 31, 2014. The sale of the Lithotripsy Services business reduced non-NPSR accounts receivable by $2.9 million, which was offset by an increase in non-NPSR accounts receivable at WNI-DFW of $1.0 million.

For the year ended December 31, 2015, we had cash flows of $3.4 million from other accrued liabilities and accrued payroll. Cash flows of $3.2 million from other accrued liabilities are due primarily to a $2.5 million growth-related increase in the IBNR and medical claims payable balances at WNI-DFW and a $1.2 million increase in accrued payables, offset by cumulative decreases of $0.6 million in income tax payables, current deferred rent and accrued bonus. Cash flows of $0.3 million from accrued payroll are primarily due to a $1.6 million increase in the medical claims payable balance related to our self-insured employee medical benefit plan that began in January 2015 and a net increase of $1.5 million in payroll and payroll tax balances due to payroll timing differences between 2015 and 2014. This was offset by a $5.0 million decrease in compensation amounts due to physicians, including a non-cash component of $2.0 million that was paid with shares of our common stock. In addition, accrued payroll decreased $0.2 million related to the sale of the Lithotripsy Services business. During 2015, non-cash activity also includes $0.5 million of employee compensation accrued at December 31, 2014 that was paid for with shares of our common stock. In addition, we had cash flows from other noncurrent liabilities of $2.2 million, primarily due to an increase in deferred rent related to rent abatements at newly leased clinic facilities.

Investing Activities

Net cash provided by investing activities of $4.4 million in 2015 was primarily attributable to proceeds from the sale of the Lithotripsy Services business offset by capital expenditures. During 2014, we entered into a lease agreement with USMD Arlington (a nonconsolidated affiliate) to lease medical office building space to build an IDTF. Construction began in 2015 and expenditures for leasehold improvements totaled $1.8 million. The IDTF opened in August 2015. In addition, we had capital expenditures of $0.8 million for information technology, $0.7 million of expenditures for equipment and furniture and $0.3 million of expenditures for leasehold improvements. We anticipate minimum capital expenditures of $2.0 million in 2016.

Financing Activities

In 2015 we issued $20.0 million of debt with deferred principal payments and in 2013 we issued $24.3 million of debt with deferred principal payments. In December 2014, we restructured our credit agreement (see Credit Agreement below) resulting in principal payments on and proceeds from long-term debt of $6.8 million. Additionally, in 2014, we used a restricted cash compensating balance to repay a $5.0 million term loan and repaid the $3.0 million balance outstanding under the Revolver.

As a result of the credit agreement restructuring and debt payoffs in 2014, payments on long-term debt were significantly lower during 2015 as compared to 2014. We anticipate payments on long-term debt and capital leases to increase substantially in 2016 as amounts outstanding under the credit agreement become due in December 2016 and as we begin making payments under capital lease and financing arrangements that commenced in 2015.

On September 18, 2015, we executed an amendment to our partnership agreement with USMD Arlington to allow for a one-time special distribution to us from USMD Arlington. We received proceeds from the special distribution of $14.76 million, net of lender fees of $0.2 million. We have determined that the special distribution is, in substance, a debt arrangement (the “Advance”). The Advance accrues interest that is payable to USMD Arlington at the 30-Day London Interbank Offered Rate (“LIBOR”) plus a margin of 2.85% (3.27% at December 31, 2015). In addition, we are required to pay the limited partners of USMD Arlington a pre-determined quarterly financing fee equal to 3.22% per annum of the scheduled outstanding balance at the end of each month. To the extent available, principal and interest payments due on the Advance will be withheld monthly from USMD Arlington distributions otherwise due to us. If distributions to us withheld by USMD Arlington for any three month period ending in February, May, August or November during the debt term are less than principal and interest payments due for that three month period, we will make payments in amounts equal to the difference between amounts withheld from distributions and amounts due for that three month period. Subject to the preceding terms, principal payments of $312,500 are due monthly beginning December 31, 2016 and the debt matures November 28, 2020. If we fail to make payments due under the terms of the Advance, our ownership interest in USMD Arlington may be reduced and the ownership interest of the limited partners of USMD Arlington may be proportionally increased.

On April 29, 2015, we issued convertible subordinated notes due 2020 in the principal amount of $1.55 million (the “2020-11 Convertible Notes”) to certain investors in a private unregistered offering. The 2020-11 Convertible Notes mature on November 1, 2020 and bear interest at a fixed rate of 7.25% per annum. Interest will be paid monthly, in cash or in shares of our common stock as we elect, on the last day of each month commencing on May 31, 2015. Principal is due in full at maturity. We may prepay the 2020-11 Convertible Notes, in whole or in part, at any time after April 29, 2016 without penalty. Each noteholder will have the right at any time after April 29, 2016, prior to the payment in full of the 2020-11 Convertible Note, to convert all or any part of the unpaid principal balance of the 2020-11 Convertible Note into shares of our common stock at the rate of one share of common stock for each $10.61 of principal. The conversion rate will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The indebtedness represented by the 2020-11 Convertible Notes is expressly subordinate to and junior and subject in right of payment to the prior payment in full in cash of all our senior indebtedness, which includes indebtedness in connection with our credit agreement.

Effective March 13, 2015, we issued convertible subordinated notes payable in the aggregate principal amount of $3.5 million (the “2020-09 Convertible Notes”) to certain investors in a private unregistered offering. The 2020-09 Convertible Notes mature on September 1, 2020 and bear interest at a fixed rate of 7.75% per annum. Interest payments are due and payable on the last day of each month and may be paid in cash or in shares of our common stock, as we elect. Principal is due in full upon maturity. We may prepay the 2020-09 Convertible Notes, in whole or in part, at any time after March 13, 2016 without penalty. Each noteholder has the right at any time after March 13, 2016, prior to the payment in full of the 2020-09 Convertible Note, to convert all or any part of the unpaid principal balance of its 2020-09 Convertible Note into shares of our common stock at the rate of one share of common stock for each $11.10 of principal. The conversion price will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The indebtedness represented by the 2020-09 Convertible Notes is expressly subordinate to and junior and subject in right of payment to the prior payment in full in cash of all our senior indebtedness, which includes indebtedness in connection with our credit agreement.

Credit Agreement

For the principal terms and more detailed summary of activity of our Credit Agreement (the “Credit Agreement”), see Note 11, Long-Term Debt and Capital Lease Obligations, to our December 31, 2015 Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.

On December 22, 2014, we entered into an amendment to our credit agreement (as amended, the “Credit Agreement”) with Southwest Bank as sole lender and administrative agent (“Administrative Agent”), which governs certain loans from the Administrative Agent. The loans provided under the Credit Agreement consist of a $6.75 million term loan (“Term Loan”) and the Revolver. The obligations under the Credit Agreement are secured by substantially all of the assets of USMD and its wholly owned subsidiaries, subject to certain exceptions.

The maturity date of the Term Loan is December 21, 2016 and it bears interest at a fixed rate of 1.80%. The Credit Agreement requires us to maintain a compensating balance of $6.75 million, which is presented as restricted cash on our consolidated balance sheet. The collateralized compensating balance is held in a segregated account with the Administrative Agent and is governed by a deposit account control agreement executed in connection with a previous amendment to the Credit Agreement. The account bears interest at a rate of 0.55% per annum. We do not have the right to withdraw funds from such deposit account without the prior written consent of the Administrative Agent. We may, however, prepay the Term Loan at any time, in whole or in part, with the cash held in the segregated account. Once the Term Loan was fully cash collateralized, we were no longer required to make scheduled principal payments on the Term Loan and the outstanding principal balance of the Term Loan is due and payable at maturity. Proceeds from borrowings under the Term Loan were used to repay in full other lenders previously party to the Term Loan.

The maturity date of the Revolver is December 21, 2016. Interest on amounts outstanding under the Revolver is due monthly and accrues, at our option, at the 30-Day LIBOR plus 3.50%, or the U.S. prime rate plus 0.50%, with a floor of 4.00% in either case. An unused commitment fee is payable quarterly on the undrawn portion of the Revolver at a rate of 0.50% per annum. Proceeds from borrowings under the Revolver are available to finance our working capital needs and to finance up to $1.5 million of capital expenditures each year.

The Credit Agreement requires us to meet a senior leverage ratio of no greater than 1.00:1.00 in order to borrow funds under the Revolver and to pay down the borrowings under the Revolver in the event its senior leverage ratio exceeds 1.00:1.00. Beginning on September 30, 2016, the Credit Agreement requires us to maintain a fixed charge coverage ratio of at least 1.25:1.00. Both covenants are calculated on a rolling four quarter basis. However, not more than once during any period of four consecutive fiscal quarters, we are permitted to maintain compliance with its financial covenants if the fixed charge coverage ratio is at least 1.00:1.00 and the senior leverage ratio is no greater than 1.25:1.00. Under the Credit Agreement, if the Term Loan is fully cash collateralized and there are no borrowings under the Revolver, the fixed charge coverage ratio will not be tested in any fiscal quarter ending on or after September 30, 2016, and the senior leverage ratio will not be tested in any fiscal quarter ending on or after September 30, 2015. The Credit Agreement contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, make dividend and other restricted payments, create liens securing other indebtedness and enter into restrictive agreements. As of December 31, 2015, we were in compliance with the financial covenant requirements of our Credit Agreement. The Credit Agreement allows for a maximum amount of capital expenditures of $6.0 million in 2016.

Convertible Subordinated Notes Due 2019

Effective September 1, 2013, we issued convertible subordinated notes due 2019 in the aggregate principal amount of $24.3 million (the “2019-03 Convertible Notes”) to certain limited partners of USMD Arlington to acquire their limited partnership interests in USMD Arlington. The 2019-03 Convertible Notes bear interest at a fixed rate of 5.00% per annum and mature on March 1, 2019. Interest payments are due and payable on the last day of each month and the principal is due upon maturity. We have the option to prepay the 2019-03 Convertible Notes, in whole or in part, at any time after September 1, 2014 without penalty. Each noteholder has the right at any time after September 1, 2014 to convert all or any part of the unpaid principal balance of its 2019-03 Convertible Note into shares of common stock of USMD at the rate of one share of common stock for each $23.37 of principal. The conversion price will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The conversion option has no cash settlement provisions. The 2019-03 Convertible Notes are convertible into 1,041,577 of our common shares at a conversion price of $23.37 per share. The indebtedness represented by the 2019-03 Convertible Notes is expressly subordinate to all senior indebtedness of USMD currently outstanding or incurred in the future, which includes its indebtedness under the Credit Agreement. We intend to fund the required interest payments under the 2019-03 Convertible Notes with available cash balances, cash provided by operating activities and distributions from USMD Arlington and USMD Fort Worth.

At the date of execution of the 2019-03 Convertible Notes, the commitment date, the conversion price was less than the fair value of shares our common stock. We recognized the intrinsic value of the conversion option’s in-the-money portion as a $3.7 million beneficial conversion discount to the debt with an offsetting entry to additional paid-in capital. The beneficial conversion discount is being accreted to the 2019-03 Convertible Notes using the effective interest method over 66 months until they mature on March 1, 2019. The 2019-03 Convertible Notes have an effective interest rate of 8.50%. Recognition of the beneficial conversion discount results in a temporary book-tax basis difference in the debt instrument. Accordingly, on September 1, 2013, we recorded a $1.3 million deferred tax liability with an offsetting entry to additional paid-in capital.

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

As of December 31, 2015, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our current and one former nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $24.6 million. The guarantees provide for recourse against the investee; however, if we are required to perform under one or more guarantees, recovery of any amount would be unlikely. Included in the guarantee amount above is our guarantee of 46.4% of the obligations of USMD Arlington that were incurred to finance the Advance to us. If we were required to perform under that guarantee or record a liability for that guarantee, our obligations under the Advance would likely decrease by an equal amount. The remaining terms of these guarantees range from 31 to 149 months. We record a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe the likelihood that we will have to perform under these agreements is remote.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies and Pronouncements, to our December 31, 2015 consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, as they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Where we have provided sensitivity analyses in the “Effect if Actual Results Differ from Assumptions” columns below, the variance assumptions used in those analyses are based on outcomes that we consider reasonably likely to occur.

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

Discounts off customary charges result from the reduction of our customary charges to prospectively established fee schedule amounts and other contract provisions. The estimates of contractual allowances on charges posted for the period involve payer-specific estimates of patient service revenue based on the most significant contractual reimbursement methodologies such as percent of charges, fixed fee schedules and multi-procedure discounting. However, the calculations do not take into consideration all contract provisions that may limit reimbursement, but provide an estimate of net realizable value. Revenue is adjusted when the parties (insurer and patient/guarantor) obligated under the contract have tendered payment on the claim. During 2015 we experienced a material weakness related to our estimates of contractual allowances. For more information regarding the material weakness, see Part II, Item 9A, Controls and Procedures, of this Annual Report.

If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net patient service revenue for the year ended December 31, 2015 would have changed by $0.2 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties.

If the actual reimbursement percentage of unbilled charges differed by 1% from our estimated reimbursement percentage, net patient service revenue for the year ended December 31, 2015 would have changed by a nominal amount. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts due from third-party payers and patients of our healthcare facilities. We also have accounts receivable from healthcare entities that we provide management and lithotripsy services to.

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

If the actual bad debt percentage differed by 10% from its estimated bad debt rate, net patient service revenue and net accounts receivable for the year ended December 31, 2015 would have changed by approximately $0.3 million.

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

If the actual claims experience differs 10% from the assumption used in our estimate, IBNR claims expense would have increased/decreased by $1.4 million.

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

For the 2015 goodwill impairment analysis, we concluded that there was no impairment.

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

We perform our annual impairment tests of goodwill and indefinite-lived intangible assets as of December 31. There were no indefinite-lived trade names or other assets at December 31, 2015.

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

As a result of step one of the 2015 goodwill impairment analysis, the estimated fair value of each reporting unit exceeded its carrying amount. Therefore, the second step was not necessary and no goodwill impairment was recorded.

The estimated fair values of both reporting units – Physician and Ancillary Services and Cancer Treatment Center – significantly exceeded their carrying values.

Our 2015 goodwill impairment test utilized both a market approach and an income approach. The market approach primarily utilized the guideline company and merger and acquisition methodologies, both based on earnings before interest, taxes, depreciation and amortization multiple estimates.

Our 2014 goodwill impairment test included reductions in cash flow forecasts and certain discount rates that were higher than in past years due to delays in the Company’s ability to execute its strategic plan commensurate with its past forecasts. In addition, during 2014, we performed an operational assessment of overhead allocation methodologies. The overhead allocation methodology used in the goodwill impairment analysis was modified to correlate with the results of this assessment. Except for these changes, we have not made material changes in the accounting methodology we use to assess goodwill impairment during the past two years. Changes in the estimates, assumptions and other qualitative factors used to conduct goodwill impairment tests, including future cash flow projections, could indicate that our goodwill is impaired in future periods and could result in a potentially material impairment of goodwill.

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

No long-lived asset or finite-lived intangible asset impairment charges were recorded during the year ended December 31, 2015.

As a result of the USMD Health System branding initiative introduced in May 2014, management concluded that the indefinite-lived trade names were finite-lived assets. In 2014, in connection with this change, we performed, with the assistance of independent valuation experts, an impairment test of the carrying value of the trade names to determine whether any impairment existed. We concluded that the estimated fair value of the trade names was less than the associated carrying value and that an impairment write-down was required. As a result of this determination, in May 2014, we recorded an impairment loss of $8.4 million.

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

Our income tax returns, like those of most companies, are periodically audited by domestic tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. At any point in time, many tax years are subject to audit by various tax authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provisions in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

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

As a recently formed public entity with a small public float and very limited trading of our public common shares on the NASDAQ Capital Market, it is not practicable for us to estimate the volatility of our common shares; therefore, we estimate volatility based on the historical volatilities of a small group of companies we consider as close as comparable to USMD as available and an industry index, all equally weighted, over the expected life of the option. We concluded that this combination was more characteristic of our business than a broad industry index. The expected life of awards granted represents the period of time that we expect them to be outstanding based on the “simplified” method, which is allowed for companies that cannot reasonably estimate expected life of options based on historical share option exercise experience. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the option.

If actual results are not consistent with the assumptions used, the share-based payment expense reported in our financial statements may not be representative of the actual economic cost of the share-based payment.

A 10% increase in estimated volatility of awards granted in 2015 would have increased share-based payment expense by $25,000.

Recent Accounting Pronouncements

For information regarding recently issued and adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies and Pronouncements, to our December 31, 2015 consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 8.	Financial Statements

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Stockholders

USMD Holdings, Inc.

We have audited the accompanying consolidated balance sheet of USMD Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USMD Holdings, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Houston, Texas

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

USMD Holdings, Inc.

We have audited the accompanying consolidated balance sheet of USMD Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USMD Holdings Inc.(and subsidiaries)as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

April 15, 2015

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2015	2014
ASSETS(1)
Current assets:
Cash and cash equivalents	$29,593	$15,940
Restricted cash	9,727	—
Accounts receivable, net of allowance for doubtful accounts of $2,920 and $2,100 at December 31, 2015 and 2014, respectively	23,176	24,673
Inventories	2,345	2,512
Deferred tax assets, net	6,343	5,873
Prepaid expenses and other current assets	5,086	4,466

Total current assets	76,270	53,464
Property and equipment, net	28,981	20,796
Investments in nonconsolidated affiliates	68,851	59,780
Goodwill	89,856	97,836
Intangible assets, net	14,592	16,613
Other assets	188	159

Total assets	$278,738	$248,648

LIABILITIES(2) AND EQUITY
Current liabilities:
Accounts payable	$7,614	$7,708
Accrued payroll	11,336	13,816
Other accrued liabilities	21,388	18,373
Other current liabilities	604	606
Current portion of long-term debt	7,195	2,040
Current portion of related party long-term debt	—	746
Current portion of capital lease obligations	1,486	537

Total current liabilities	49,623	43,826
Other long-term liabilities	10,120	1,888
Deferred compensation payable	4,275	4,491
Long-term debt, less current portion	26,799	28,264
Related party long-term debt, less current portion	15,477	3,085
Capital lease obligations, less current portion	6,049	1,789
Deferred tax liabilities, net	15,281	20,127

Total liabilities	127,624	103,470
Commitments and contingencies
Equity:
USMD Holdings, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 11,333,838 and 10,181,258 shares issued and outstanding at December 31, 2015 and 2014, respectively	113	102
Additional paid-in capital	171,269	160,458
Accumulated deficit	(20,366)	(18,750)
Accumulated other comprehensive loss	(2)	(2)

Total USMD Holdings, Inc. stockholders’ equity	151,014	141,808
Noncontrolling interests in subsidiaries	100	3,370

Total equity	151,114	145,178

Total liabilities and equity	$278,738	$248,648

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (Continued)

(In thousands, except share data)

	December 31,
	2015	2014
(1) Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Cash and cash equivalents	$13,254	$10,169
Accounts receivable	2,353	1,150
Prepaid expenses	22	61
Deferred tax asset	4,568	3,850

Total current assets	$20,197	$15,230

The assets of the consolidated VIE can only be used to settle the obligations of the VIE.

(2) Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Accounts payable	$2,517	$3,517
Other accrued liabilities	14,141	11,506

Total current liabilities	$16,658	$15,023

The liabilities of the consolidated VIE are obligations of the VIE and the creditors have no recourse to USMD Holdings, Inc.

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2015	2014
Revenue:
Patient service revenue	$193,030	$187,424
Provision for doubtful accounts related to patient service revenue	(5,649)	(3,492)

Net patient service revenue	187,381	183,932
Capitated revenue	95,822	66,544
Management and other services revenue	20,866	22,721
Lithotripsy revenue	21,084	21,568

Net operating revenue	325,153	294,765

Operating expenses:
Salaries, wages and employee benefits	169,203	166,401
Medical services and supplies expense	105,898	79,990
Rent expense	18,064	15,869
Provision for doubtful accounts	(89)	183
Other operating expenses	39,747	32,685
Impairment of goodwill	—	20,340
Depreciation and amortization	9,235	16,192

Total operating expenses	342,058	331,660

Loss from operations	(16,905)	(36,895)
Other income (expense):
Interest expense, net	(3,535)	(2,885)
Equity in income of nonconsolidated affiliates, net	10,183	11,521
Other gain (loss), net	18,327	(171)

Total other income, net	24,975	8,465

Income (loss) before income taxes	8,070	(28,430)
Provision (benefit) for income taxes	82	(5,544)

Net income (loss)	7,988	(22,886)
Less: net income attributable to noncontrolling interests	(9,604)	(9,514)

Net income (loss) attributable to USMD Holdings, Inc.	$(1,616)	$(32,400)

Earnings (loss) per share attributable to USMD Holdings, Inc.
Basic	$(0.15)	$(3.19)
Diluted	$(0.15)	$(3.19)
Weighted average common shares outstanding
Basic	10,551	10,168
Diluted	10,551	10,168

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	USMD Holdings, Inc. Common Stockholders’ Equity						Noncontrolling Interests in Subsidiaries	Total Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total USMD Holdings, Inc.
	Shares Outstanding	Par Value
Balance at December 31, 2013	10,121	$101	$158,360	$(2)	$13,650	$172,109	$3,416	$175,525
Net income (loss)	—	—	—	—	(32,400)	(32,400)	9,514	(22,886)
Share-based payment expense – stock options	—	—	1,282	—	—	1,282	—	1,282
Share-based payment expense – common stock issued	33	1	406	—	—	407	—	407
Common stock issued in business combinations	12	—	167	—	—	167	—	167
Common stock issued for payment of accrued liabilities	15	—	243	—	—	243	—	243
Capital contributions from noncontrolling shareholders	—	—	—	—	—	—	191	191
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(9,751)	(9,751)

Balance at December 31, 2014	10,181	102	160,458	(2)	(18,750)	141,808	3,370	145,178
Net income	—	—	—	—	(1,616)	(1,616)	9,604	7,988
Share-based payment expense – stock options	—	—	1,023	—	—	1,023	—	1,023
Share-based payment expense – common stock issued	838	8	6,812	—	—	6,820	—	6,820
Common stock issued for payment of 2014 accrued compensation	315	3	2,976	—	—	2,979	—	2,979
Sale of Lithotripsy Services business	—	—	—	—	—	—	(3,403)	(3,403)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(9,471)	(9,471)

Balance at December 31, 2015	11,334	$113	$171,269	$(2)	$(20,366)	$151,014	$100	$151,114

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$7,988	$(22,886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	5,560	3,675
Depreciation and amortization	9,235	16,192
Accretion of debt discount and amortization of debt issuance costs	843	764
Loss on extinguishment of debt	—	171
(Gain) loss on sale or disposal of assets, net	(21)	209
Gain on sale of ownership interest in nonconsolidated affiliate	(252)	—
Gain on sale of Lithotripsy Services business	(11,795)	—
Gain on deconsolidation of partnership	(6,279)	—
Impairment of goodwill	—	20,340
Equity in income of nonconsolidated affiliates, net	(10,183)	(11,521)
Distributions from nonconsolidated affiliates	7,545	13,563
Share-based payment expense	8,048	2,130
Deferred income tax benefit	(764)	(8,692)
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(6,994)	(4,303)
Inventories	167	(894)
Prepaid expenses and other assets	281	(1,122)
Accounts payable	(233)	5,140
Accrued and other current liabilities	3,428	8,182
Other noncurrent liabilities	2,219	253

Net cash provided by operating activities	8,793	21,201

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(57)	(104)
Proceeds from sale of Lithotripsy Services business, net of cash included in sale	7,766	—
Decrease in cash due to deconsolidation of partnership	(23)	—
Capital expenditures	(3,690)	(1,543)
Payments received for the sale of ownership interests in nonconsolidated affiliates	411	—
Proceeds from sale of property and equipment	22	102

Net cash provided by (used in) investing activities	4,429	(1,545)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,350	6,769
Proceeds from issuance of related party long-term debt	15,457	254
Repayments of borrowings under revolving credit facility	—	(3,000)
Payments on long-term debt and capital lease obligations	(2,389)	(15,915)
Principal payments on related party long-term debt	(649)	(157)
Payment of debt issuance costs	(117)	(244)
Capital contributions from noncontrolling interests	—	191
Distributions to noncontrolling interests	(9,471)	(9,751)
Release (restriction) of restricted cash	(6,750)	5,000

Net cash provided by (used in) financing activities	431	(16,853)

Net increase in cash and cash equivalents	13,653	2,803
Cash and cash equivalents at beginning of year	15,940	13,137

Cash and cash equivalents at end of year	$29,593	$15,940

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

Supplemental non-cash investing and financing information:
Accrued unissued share-based compensation	$205	$441
Liabilities paid in common stock	$2,979	$243
Property and equipment acquired on account	$205	$68
Property and equipment acquired through debt or capital lease financing	$7,739	$1,628
Services recorded in other current assets and financed with debt	$893	$—
Landlord funded leasehold improvements	$1,671	$—
Capitalized construction costs related to build-to-suit financing obligation	$4,371	$—
Finance sale of interest in nonconsolidated affiliate with note receivable	$159	$—
Fair value of common stock issued in business combinations	$—	$167
Supplemental cash flow information:
Cash paid for –
Interest, net of related parties	$1,963	$1,778
Interest to related parties	$507	$83
Income tax	$1,730	$3,828
Cash received for –
Income tax refund	$663	$26

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 1 – Description of Business and Basis of Presentation

Description of Business:

USMD Holdings, Inc. (“USMD” or the “Company”) is an early-stage physician-led integrated health system. An integrated health system is considered early-stage when it has not yet established all the components necessary to be considered a fully integrated health system. Through its subsidiaries and affiliates, the Company provides healthcare services to patients and management and operational services to hospitals and other healthcare service providers. The Company provides healthcare services to patients in physician clinics, hospitals and other healthcare facilities, including cancer treatment centers and anatomical pathology and clinical laboratories. A wholly owned subsidiary of the Company is the sole member of a Texas Certified Non-Profit Health Organization that owns and operates a multi-specialty physician group practice (“USMD Physician Services”) in the Dallas-Fort Worth, Texas metropolitan area.

Through other wholly owned subsidiaries, the Company provides management and operational services to two general acute care hospitals in the Dallas-Fort Worth, Texas metropolitan area and provides management and/or operational services to three cancer treatment centers in three states. Of these managed entities, the Company has noncontrolling ownership interests in the two hospitals and one cancer treatment center. In addition, the Company wholly owns and operates one Independent Diagnostic Testing Facility (“IDTF”), two clinical laboratories, one anatomical pathology laboratory and one cancer treatment center in the Dallas-Fort Worth, Texas metropolitan area.

On December 18, 2015, as part of the Company’s strategic plan to build a fully integrated physician-led health system, the Company sold its lithotripsy services (“Lithotripsy Services”) business (see Note 3). The sale included the management services business as well as controlling and noncontrolling interests in the Company’s lithotripsy service provider entities. A noncontrolling interest in one lithotripsy service provider entity was retained. In its existing form, the lithotripsy business was not a core component of an integrated health system and, therefore, was not aligned with the strategic objectives of the Company.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

Note 2 – Summary of Significant Accounting Policies and Pronouncements

Revenue Recognition

Patient Service Revenue: The Company records patient service revenue at the time healthcare services are provided based upon estimated amounts due from third-party payers and patients. Amounts the Company receives for patient services paid by patients and third-party payers such as managed care health plans and commercial payers, governmental programs, such as Medicare and Medicaid, and other payers are generally less than the Company’s customary charges. Patient service revenue is recorded net of these contractual allowances and discounts. The estimation of contractual allowances on charges posted for the period involve payer-specific estimates of net patient service revenue based on the most significant contractual reimbursement methodologies. However, the calculations do not take into consideration all contract provisions that may limit reimbursement, but provide an estimate of net realizable value. Revenue is adjusted when the parties (insurer and patient/guarantor) obligated under the contract have tendered payment on the claim. Historically, these payment adjustments have not been material.

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

Management and Other Services Revenue: The Company earns management services revenue through the provision of management services to its managed entities. Management fee revenues are generally recognized based on a defined percentage of cash collections or adjusted net revenues of the managed entities. These terms and percentages are contractually defined and the Company recognizes revenue when the contractual terms are met. The Company may also provide certain managed entities with operational and finance support services. Revenue from these services is recognized as the services are provided and contractual terms are met.

Lithotripsy Services Revenue: Prior to the sale of the Lithotripsy Services business, the Company provided lithotripsy services to hospitals and other medical facilities. Lithotripsy services revenue is comprised of the revenue of consolidated lithotripsy entities that the Company controls or wholly owns. Lithotripsy services revenue is recognized as services are provided and reported based on actual contract price or estimated net realizable amounts.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

USMD Physician Services records physician recruitment agreement payments received from hospitals for the benefit of employed physicians as deferred revenue and recognizes associated patient service revenue on a straight-line basis over the term of the commitment period. Upon an event of default, amounts due are reclassified to notes payable; however, historically, such amounts have not been material to the Company’s consolidated financial statements. For the years ended December 31, 2015 and 2014, the Company recognized $0.3 million and $0.7 million, respectively, of patient service revenue associated with physician recruitment agreements. At December 31, 2015 and 2014, the Company has on the consolidated balance sheet $0.2 million and $0.3 million, respectively, of deferred revenue associated with physician recruitment agreements included in other current liabilities and $0.1 million and $0.3 million, respectively, of deferred revenue associated with physician recruitment agreements included in other long-term liabilities.

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

	December 31,
	2015	2014
Government-related programs	46%	33%
Managed care and commercial payers	51	54
Self-pay	3	4
Customer	—	9

	100%	100%

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management’s assessment of the collectibility of patient and customer accounts. The Company regularly reviews this allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a patient’s or customer’s ability to pay. Uncollectible accounts are written off once collection efforts are exhausted. At December 31, 2015 and 2014, the allowance for doubtful accounts was 11.2% and 7.8%, respectively, of gross accounts receivable. A summary of the Company’s accounts receivable allowance for doubtful accounts activity is as follows (in thousands):

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

	Balance at Beginning of Year	Provision for Doubtful Accounts Related to Patient Service Revenue	Provision for Doubtful Accounts	Write- offs	Balance at End of Year
For the years ended December 31,
2015	$2,100	5,649	(89)	(4,740)	$2,920
2014	$1,758	3,492	183	(3,333)	$2,100

If actual results are not consistent with the Company’s assumptions and judgments, it may be exposed to changes in the allowance for doubtful accounts that could be material. Changes in general economic conditions or payer mix, or trends in federal governmental and private employer healthcare coverage could affect the estimate of the allowance for doubtful accounts, collection of accounts receivable, or financial position, results of operations and cash flows of the Company.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents consist primarily of bank deposit accounts.

Restricted Cash

Restricted cash includes cash that is legally restricted for withdrawal or usage. Restrictions may include legally restricted deposits held as compensating balances or funds held in escrow.

Inventories

Inventories consist primarily of pharmacy and medical supplies and are stated at lower of cost or market on a first-in, first-out basis.

Property and Equipment, Net

Property and equipment are recorded at cost less accumulated depreciation. Expenditures that increase capacities or extend useful lives are capitalized while routine maintenance and repairs are charged to operating expense as incurred. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements and capitalized lease assets are amortized over the respective lease term used in determining the lease classification or the estimated useful life of the asset, whichever is shorter. When property is sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the consolidated statement of operations. The useful lives of assets acquired in business combinations are estimated based on the condition of the asset at its acquisition date and its normal useful life. Estimated useful lives of assets are as follows at December 31, 2015:

Building	40 years
Leasehold improvements	1-15 years
Furniture and equipment	2-15 years
Software	1-5 years

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

Long-lived assets include property and equipment and equity investments in nonconsolidated affiliates. The Company evaluates its long-lived assets and identifiable acquired intangible assets with finite useful lives for possible impairment whenever circumstances indicate that the carrying value of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. When evaluating long-lived assets for impairment, the Company compares the carrying value of the asset to the asset’s estimated fair value. An impairment loss is recognized when the carrying value of the asset or group of assets exceeds the respective fair value. Fair value of assets is estimated based on appraisals, established market values of comparable assets or internal estimates of undiscounted future cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. No impairment charges were recorded during the years ended December 31, 2015 or 2014. The Company amortizes the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. At December 31, 2015, none of the Company’s finite-lived intangible assets had an estimated residual value.

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

To test impairment of acquired indefinite-lived intangible assets (trade names), the fair values are estimated and compared to their carrying values. The Company estimates the fair value of these intangible assets based on an income approach – relief from royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than its carrying value.

The Company performs its annual impairment tests of goodwill and indefinite-lived intangible assets as of December 31.

Electronic Health Record Incentive Income

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for incentive payments under the Medicare program for certain hospitals and physician practices that demonstrate meaningful use of certified electronic health record (“EHR”) technology. These provisions of ARRA are intended to promote the adoption and meaningful use of interoperable health information technology and qualified EHR technology. The Company accounts for Medicare EHR incentive payments in accordance with ASC 450-30, “Gain Contingencies.” The Company recognizes a gain for EHR incentive payments when its participating physicians have demonstrated meaningful use of certified EHR technology for the applicable period. Once the physicians have demonstrated meaningful use of certified EHR technology for the applicable period, no further contingencies exist as related to the Medicare EHR incentives for physicians. However, individual payment amounts are subject to audit by the administrative contractor and the auditor’s final determination of amounts earned could differ from amounts recorded. For the years ended December 31, 2015 and 2014, the Company recognized $0.0 million and $1.2 million of EHR incentive income, which is included in other operating expenses on the consolidated statements of operations.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, including interest and penalties that relate to tax years still subject to review by the Internal Revenue Service or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years that produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.

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

Noncontrolling Interests in Subsidiaries

The Company’s consolidated financial statements include all assets, liabilities, revenues, expenses and cash flows of less-than-100%-owned affiliates that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of such entities. The Company records adjustments to noncontrolling interests for the allocable portion of income or loss to which the noncontrolling interests’ holders are entitled based upon the portion of the subsidiaries they own. Contributions from and distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interests holders’ balance. At December 31, 2015, the Company consolidated the assets, liabilities, revenues and expenses of one VIE in which it has a controlling financial interest. At December 31, 2014, the Company consolidated the assets, liabilities, revenues and expenses of 18 less-than-100%-owned lithotripsy entities that it controls and one VIE in which it has a controlling financial interest.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

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

Advertising Expense

The Company expenses all advertising costs when incurred. For the years ended December 31, 2015 and 2014, the Company incurred advertising expense of $0.6 million and $0.4 million, respectively. Advertising expense is included in other operating expenses in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include net patient service revenue, the allowance for doubtful accounts, incurred but not reported (“IBNR”) medical claims, certain assumptions used in valuations and impairment analyses, depreciable lives of assets, fair value of stock options, the income tax provision and contingency and litigation reserves. While management believes current estimates are reasonable and appropriate, the Company cannot predict future events and their effects with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as better data becomes available, as additional information is obtained, and as facts and circumstances change. The Company evaluates and updates assumptions and estimates on an ongoing basis and may employ outside experts to assist in evaluations, as considered necessary. Actual results could differ materially from estimates.

Recently Issued or Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). Among other provisions and in addition to expanded disclosures, ASU 2014-08 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-08 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss attributable to the component of an entity for the period in which it is disposed or is classified as held for sale. This disclosure is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU 2014-08 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company adopted ASU 2014-08 effective January 1, 2015. The Company applied ASU 2014-08 when considering whether the sale of its Lithotripsy Services business was a discontinued operation.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 changes the analysis that a company must perform to determine whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the updated guidance. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership, eliminates the consolidation model specific to limited partnerships, modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and affects the evaluation of fee arrangements in the VIE primary beneficiary determination. ASU 2015-02 is effective for reporting periods beginning after December 15, 2015 and for interim periods within the fiscal year. The Company adopted ASU 2015-02 effective January 1, 2016. As a result of the adoption of ASU 2015-02, certain limited partnerships and limited liability companies in which the Company has investments in are now considered to be VIEs. The Company has evaluated the entities under ASU 2015-02 and concluded that it does not have a controlling financial interest in the entities and, therefore, does not consolidate the entities. However, beginning with the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2016, the Company will make additional VIE disclosures associated with these entities.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to adoption of this amendment, debt issuance costs were required to be presented in the balance sheet as a deferred charge (an asset). ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The provisions of ASU 2015-03 must be applied on a retrospective basis. The Company adopted ASU 2015-03 effective January 1, 2016. Adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination. Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years. The Company adopted ASU 2015-16 effective January 1, 2016. Adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax assets and liabilities to be netted and presented as a single noncurrent amount in the balance sheet, rather than separating them into current and noncurrent amounts. ASU 2015-17 is effective for or annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. Management is currently evaluating the impact that adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

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

Note 3 – Sale of Lithotripsy Services Business

On December 18, 2015, in line with the Company’s strategic plan to build an integrated physician-led health system, the Company sold its Lithotripsy Services business. The Lithotripsy Services business was engaged in the formation, promotion and management of partnerships and other entities that provide the technical portion of lithotripsy procedures to hospitals, surgery centers, physician practices and other healthcare facilities. At the time of the sale, the Lithotripsy Services business provided management and/or operational services to 21 lithotripsy service providers located primarily in the South Central United States. Of those managed entities, the Lithotripsy Services business had minority ownership interests in 19 of the lithotripsy service providers. In addition, the Lithotripsy Services business wholly owned and operated two lithotripsy service providers in North Texas. The sale included the management

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

services business as well as controlling and noncontrolling interests in the Company’s lithotripsy service provider entities. The Company retained a noncontrolling interest in one lithotripsy service provider entity. Except as noted in the preceding sentence, all ownership interests in and held by the Company were sold. As a result of the sale, the Company no longer provides management or operational services to or serves as the general partner of any lithotripsy service provider. In its existing form, the Lithotripsy Services business was not a core component of an integrated health system and, therefore, was not aligned with the strategic objectives of the Company.

The Lithotripsy Services business was sold for $19.8 million in cash subject to working capital and other adjustments and before purchase price adjustments for indebtedness and transaction costs. The Company received proceeds of $9.3 million after adjustments for indebtedness, transaction costs and amounts placed into escrow. At December 31, 2015, $3.0 million remains in escrow to satisfy indemnification obligations, which is recorded as restricted cash on the Company’s consolidated balance sheet. The Company anticipates resolving working capital true-ups in April 2016. The Company recorded a gain on sale of the Lithotripsy Services business of $11.8 million, which is recorded in other gain (loss), net on the consolidated statement of operations, less income tax of $4.1 million. For the years ended December 31, 2015 and 2014, the pre-tax profit of the Lithotripsy Services business was $14.9 million and $15.5 million, respectively, inclusive of amounts attributable to noncontrolling interests. For the years ended December 31, 2015 and 2014, the pre-tax profit of the Lithotripsy Services business attributable to USMD Holdings, Inc. was $3.8 million and $4.4 million, respectively.

Included in the sale of the Lithotripsy Services business was the sale of a controlling interest in one previously wholly owned, consolidated lithotripsy partnership. The Company retained a limited partnership interest in this partnership. As a result of the sale, the Company deconsolidated the partnership and began accounting for its remaining investment using the equity method. The Company recorded a non-cash gain on deconsolidation of the partnership of $6.3 million, less income tax of $2.2 million, related to the remeasurement of the retained investment to its fair value at the date of sale of the controlling interest. The pre-tax gain is included in other gain (loss), net on the consolidated statement of operations. Effective on the date of deconsolidation, as an equity method investee, the partnership will be considered a related party. Except for its limited partner interest, the Company has no continuing involvement with the partnership. The partnership does provide lithotripsy services to two equity method investees of the Company.

Note 4 – Variable Interest Entity

The Company is an equal co-member of a Texas non-profit corporation that has been approved by the Texas Medical Board as a Certified Non-Profit Health Organization (WNI-DFW). WNI-DFW has a contractual arrangement to manage patient care by providing or arranging for the provision of all the necessary healthcare services for a health plan’s given Medicare Advantage patient population in the North Texas area served by WNI-DFW. Pursuant to the arrangement, WNI-DFW receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which an entity receives from the third party payer a fixed payment per member per month for a defined patient population, and the entity is then responsible for arranging and/or providing all of the healthcare services required by that patient population. The entity accomplishes this by managing patient care and by contracting with healthcare providers to provide needed healthcare services for the patient population. In such a model, the contracting entity is then responsible for incurring or paying for the cost of healthcare services required by that patient population. The entity generates a net surplus if the cost of all healthcare services provided to the patient population is less than the payments received from the third party payer and it generates a net deficit if the cost of such services is higher than the payments received. WNI-DFW commenced operations on June 1, 2013.

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

In order to determine whether the Company has a controlling financial interest in WNI-DFW and, thus, is WNI-DFW’s primary beneficiary, the Company considered whether it has i) the power to direct the activities of WNI-DFW that most significantly impact its economic performance and ii) the obligation to absorb losses of WNI-DFW that could potentially be significant to it or the right to receive benefits from WNI-DFW that could potentially be significant to it. The Company concluded that the members, the board of directors and the executive management team of WNI-DFW are structured in a way that neither member nor its designee has the individual power to direct the activities of WNI-DFW that most significantly impact its economic performance. Management considered whether the various service and support agreements between WNI-DFW and its members (or their affiliates) provide either variable interest party with this power and concluded that the PCP Agreement between USMD Physician Services and WNI-DFW does provide to USMD Physician Services the power to direct such activities. Under the PCP Agreement, USMD Physician Services is responsible for providing many services related to the growth of the patient population of WNI-DFW, the management of that population’s healthcare

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

needs, and the provision of required healthcare services to those patients. The Company has concluded that the success or failure of USMD Physician Services in conducting these activities will most significantly impact the economic performance of WNI-DFW. In addition, the Company’s variable interests in WNI-DFW obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to WNI-DFW. As a result of this analysis, the Company concluded that it is the primary beneficiary of WNI-DFW and therefore consolidates the balance sheets, results of operations and cash flows of WNI-DFW. The Company performs a qualitative assessment of WNI-DFW on an ongoing basis to determine if it continues to be the primary beneficiary.

The following table summarizes the carrying amount of the assets and liabilities of WNI-DFW included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances) (in thousands):

	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$13,254	$10,169
Accounts receivable	2,353	1,150
Prepaid expenses	22	61
Deferred tax asset	4,568	3,850

Total current assets	$20,197	$15,230

Current liabilities:
Accounts payable	$2,517	$3,517
Other accrued liabilities	14,141	11,506

Total current liabilities	$16,658	$15,023

The assets of WNI-DFW can only be used to settle obligations of WNI-DFW. The creditors of WNI-DFW have no recourse to the general credit of the Company. Upon notification from WNI-DFW, the Company is contractually obligated to fund certain cash requirements of WNI-DFW. Pursuant to such a notification, in January 2014, the Company advanced WNI-DFW $0.7 million. The results of operations and cash flows of WNI-DFW are included in the Company’s consolidated financial statements. For the years ended December 31, 2015 and 2014, WNI-DFW contributed capitated revenue of $95.8 million and $66.5 million, respectively, and income before provision for income taxes of $13.2 million and $7.0 million, respectively (after elimination of intercompany transactions).

Estimated Medical Claims Liability

In connection with the operations of WNI-DFW, the Company makes estimates related to IBNR medical claims of WNI-DFW. The patient population to which WNI-DFW provides health services has limited medical claims activity from which claims-based actuarial judgments can be made. In addition, the full population is relatively small for precise actuarial determinations. Therefore, in addition to calculating IBNR claims using an actuarial estimate based on historical medical claims activity, management includes an adjustment factor based on broader patient populations deemed to be similar in risk profile to the WNI-DFW managed patient population. If actual results are not consistent with the Company’s estimate, the Company may be exposed to variances in medical services and supplies expense that may be material. At December 31, 2015 and 2014, the Company has recorded IBNR claims payable of $13.8 million and $11.4 million, respectively, which is included in other accrued liabilities.

Note 5 – Business Combinations

Effective October 1, 2015, the Company acquired certain assets of a five-physician general surgery practice and the physicians became employees of the Company. As consideration for the acquired practice, the Company paid $57,000 in cash and agreed to either issue to the former owners of the acquired practice the number of shares of the Company’s common stock equal to $200,000 divided by the closing price of the stock on the date of issuance of the common stock or pay the former owners $200,000. At December 31, 2015, this amount is recorded in other accrued liabilities on the Company’s consolidated balance sheet. The physicians entered into employment agreements with the Company and these agreements include covenants not to compete. The Company recorded noncompete agreement intangible assets totaling $84,000 with an amortization period of ten years and a $44,000 trade name intangible asset with an amortization period of 44 months.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

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

The following table summarizes the estimated fair values of assets acquired at the business combination dates. No liabilities were assumed in the transactions.

	2015	2014
Inventories	$—	$38,022
Property and equipment	115,947	212,565
Other assets – noncurrent	12,613	—
Identifiable intangible assets – noncompete agreements	84,245	20,536
Identifiable intangible assets – trade name	44,000	—

Assets acquired	$256,805	$271,123

Note 6 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USMD Hospital at Arlington, L.P.	$51,872	46.40%	$49,518	46.40%
USMD Hospital at Fort Worth, L.P.	10,277	30.88%	9,956	30.88%
Other	6,702	10%-60%	306	4%-34%

	$68,851		$59,780

In connection with the sale of the Lithotripsy Services business, USMD retained a 60% noncontrolling limited partner interest in one previously wholly owned lithotripsy partnership. That partnership was deconsolidated at the sale date and the equity method investment was recorded at its $6.6 million estimated fair value.

Other

At December 31, 2015, the carrying values of the Company’s investments in USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) are greater than the Company’s equity in the underlying net assets of the hospitals by $40.9 million due to recording ownership interests at fair value in connection with the acquisition of hospital partnership interests in September 2013, the business combination on August 31, 2012 and deconsolidation of the hospitals from the Company’s consolidated financial statements in March 2010, net of impairment.

Summarized combined financial information for the Company’s nonconsolidated affiliates accounted for under the equity method is included in the table that follows (in thousands). For entities that were accounted for under the equity method during 2015 and were sold prior to December 31, 2015, summarized financial information is not included in the 2015 data.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

	December 31,
	2015	2014
Current assets	$32,760	$33,298
Noncurrent assets	$92,844	$78,835
Current liabilities	$17,449	$16,885
Noncurrent liabilities	$57,146	$48,839

	Years Ended December 31,
	2015	2014
Revenue	$129,747	$143,952
Operating income	$28,397	$35,807
Income from continuing operations	$25,955	$32,074
Net income	$25,955	$32,074

At December 31, 2015 and 2014, USMD Arlington and USMD Forth Worth were significant equity investees, as that term is defined by SEC Regulation S-X Rule 8-03(b)(3). Financial information for USMD Arlington and USMD Forth Worth is included in the summarized information above and is as follows individually (in thousands):

	USMD Arlington		USMD Fort Worth
	December 31,
	2015	2014	2015	2014
Current assets	$24,536	$22,853	$6,116	$6,828
Noncurrent assets	$74,211	$54,992	$16,821	$16,812
Current liabilities	$12,507	$9,698	$3,839	$4,068
Noncurrent liabilities	$48,123	$35,309	$7,513	$9,108

	Years Ended December 31,
	2015	2014	2015	2014
Revenue	$99,167	$93,486	$24,499	$36,634
Operating income	$22,287	$21,878	$2,672	$8,721
Income from continuing operations	$20,183	$19,301	$2,045	$7,953
Net income	$20,183	$19,301	$2,045	$7,953

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

Note 7 – Patient Service Revenue

The Company’s patient service revenue by payer is summarized in the table that follows (dollars in thousands):

	Years Ended December 31,
	2015		2014
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$59,472	31.7%	$56,091	30.5%
Medicaid	497	0.3	1,346	0.7
Managed care and commercial payers	128,861	68.8	126,362	68.7
Self-pay	4,200	2.2	3,625	2.0

Patient service revenue before provision for doubtful accounts	193,030	103.0	187,424	101.9
Patient service revenue provision for doubtful accounts	(5,649)	(3.0)	(3,492)	(1.9)

Net patient service revenue	$187,381	100.0%	$183,932	100.0%

Note 8 – Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Building under build-to-suit lease	$4,371	$—
Leasehold improvements	16,710	12,925
Furniture and equipment	21,799	23,764
Software	4,790	3,426

Gross property and equipment	47,670	40,115
Less: accumulated depreciation and amortization	(18,689)	(19,319)

Property and equipment, net	$28,981	$20,796

The building value of $4.4 million in the above table represents the estimated fair market value of a building under a build-to-suit lease of which the Company is the “deemed owner” for accounting purposes only. See “Note 17—Commitments and Contingencies.”

For the years ended December 31, 2015 and 2014, property and equipment depreciation and amortization expense was $7.1 million and $5.8 million, respectively.

Assets recorded under capital lease arrangements included in property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Furniture and equipment	$7,819	$3,419
Less: accumulated amortization	(691)	(1,183)

Net assets recorded under capital leases	$7,128	$2,236

Amortization expense pertaining to property and equipment under capital lease arrangements is included with depreciation and amortization expense in the consolidated statements of operations.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

Note 9 – Goodwill and Other Intangible Assets

Goodwill

The following table sets forth the goodwill activity for each of the Company’s reporting units during the years ended December 31, 2015 and 2014 (in thousands):

	Physician and Ancillary Services	Cancer Treatment Services	Lithotripsy Services	Total
Balance at January 1, 2014:
Goodwill	$60,418	$54,330	$6,837	$121,585
Accumulated impairment losses	—	—	(3,409)	(3,409)

	60,418	54,330	3,428	118,176
Impairment charge	—	(20,340)	—	(20,340)
Balance at December 31, 2014:
Goodwill	60,418	54,330	6,837	121,585
Accumulated impairment losses	—	(20,340)	(3,409)	(23,749)

	60,418	33,990	3,428	97,836
Sale of Lithotripsy Services business		—	(3,428)	(3,428)
Error correction - see below	(4,552)	—	—	(4,552)
Balance at December 31, 2015:
Goodwill	55,866	54,330	—	110,196
Accumulated impairment losses	—	(20,340)	—	(20,340)

	$55,866	$33,990	$—	$89,856

In connection with the Company’s sale of its Lithotripsy Services business, Lithotripsy Services reporting unit goodwill was reduced by $3.4 million. Subsequent to the sale of the Lithotripsy Services business, the Company no longer provides management or operational services to or serves as the general partner of any lithotripsy service provider and no longer has a Lithotripsy Services reporting unit.

In accounting for the sale of the Lithotripsy Services business, the Company identified an error in accounting for its August 31, 2012 business combination. As a result of the error, beginning August 31, 2012, goodwill and noncurrent deferred tax liability were overstated by $4.6 million. The Company corrected the error on the December 31, 2015 balance sheet by reducing goodwill and noncurrent deferred tax liability by $4.6 million. Due to the nature of the error, there was no impact to the 2015 or prior years’ statements of operations, stockholders equity and cash flows. The Company concluded that the error was not material to the Company’s current or prior years’ consolidated financial statements.

As a result of the Company’s 2015 annual goodwill impairment testing, the Company determined there was no goodwill impairment in 2015.

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

In performing its impairment analyses, the Company relied primarily on an income approach, specifically a discounted cash flow analysis, which includes assumptions for, among other factors, discount rates, cash flow projections, growth rates and terminal value rates, all of which require significant judgment (see Note 12). The Company updates specific assumptions at the date of each impairment test to incorporate current industry and Company-specific risk factors from the perspective of a market participant.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

Acquired Intangible Assets

The components of amortizable intangible assets consist of the following (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$5,246	$(931)	$4,315	$5,246	$(738)	$4,508
Trade names	11,212	(9,374)	1,838	11,168	(8,845)	2,323
Customer relationships	767	(767)	—	767	(596)	171
Noncompete agreements	12,632	(4,193)	8,439	12,547	(2,936)	9,611

	$29,857	$(15,265)	$14,592	$29,728	$(13,115)	$16,613

For the years ended December 31, 2015 and 2014, aggregate amortization expense of acquired intangible asset totaled $2.2 million and $2.0 million (excluding the $8.4 million impairment loss discussed below), respectively. The weighted average period before the next renewal period for management agreements is 25.9 years.

Total estimated amortization expense for the Company’s acquired intangible assets during the next five years is as follows (in thousands):

2016	$1,994
2017	$1,993
2018	$1,992
2019	$1,679
2020	$1,423

In May 2014, the Company introduced a unified brand – USMD Health System – that will reinforce its physician-led integrated health system message. Over time, the Company will replace the historical brands of acquired companies with the USMD Health System brand. Prior to introduction of the new brand, the Company had on its balance sheet indefinite- and finite-lived intangible assets representing the trade names of acquired companies with carrying values of $10.7 million and $0.3 million, respectively. As a result of the branding initiative, management concluded that the indefinite-lived trade names were now finite-lived assets. In connection with this change, the Company performed, with the assistance of valuation experts, an impairment test of the carrying value of the trade names to determine whether any impairment existed. The Company concluded that the estimated fair value of the trade names was less than the associated carrying value and that an impairment write-down was required. As a result of this determination, the Company recorded a trade name impairment loss of $8.4 million, which is included in depreciation and amortization on the Company’s consolidated statement of operations for the year ended December 31, 2014. The estimated fair values of the trade names were calculated using an income approach – relief from royalty method, which assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trade name asset (see Note 12). The new $2.6 million carrying value of the trade names is being amortized on a straight line basis over the five year estimated useful life of the trade names. The actual useful life of the trade names will vary dependent upon certain factors including the availability of funding to execute the branding initiative.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

Note 10 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accrued payables	$4,502	$3,246
Accrued bonus	1,949	2,000
Other accrued liabilities	757	1,078
IBNR claims payable	13,845	11,379
Income taxes payable	335	670

	$21,388	$18,373

Note 11 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	December 31,
	2015	2014
USMD Holdings, Inc.
Credit Agreement:
Term loan	$6,750	$7,500
Revolving credit facility	—	—
USMD Arlington related party advance, net of unamortized discount of $223 at December 31, 2015	14,777	—
Convertible subordinated notes due 2019, net of unamortized discount of $2,356 and $2,978 at December 31, 2015 and 2014, respectively	21,986	21,364
Convertible subordinated notes due 2020 (including $700 related party notes)	5,050	—
Subordinated related party notes payable	—	3,831
Other loans payable	908	212
Capital lease obligations	7,535	1,032

	57,006	33,939
Consolidated lithotripsy entities:
Notes payable	—	1,228
Capital lease obligations	—	1,294

	—	2,522

Total long-term debt and capital lease obligations	57,006	36,461
Less: current portion	(8,681)	(3,323)

Long-term debt and capital lease obligations, less current portion	$48,325	$33,138

Credit Agreement

On December 22, 2014, the Company and its wholly owned subsidiaries entered into an amendment to its credit agreement (as amended, the “Credit Agreement”) with Southwest Bank as sole lender and administrative agent (“Administrative Agent”). The Credit Agreement governs a $6.75 million term loan (“Term Loan”) and a $10.0 million revolving credit facility (the “Revolver”). The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its wholly owned subsidiaries, subject to certain exceptions.

        The maturity date of the Term Loan is December 21, 2016 and it bears interest at a fixed rate of 1.80%. The Credit Agreement requires the Company to maintain full cash collateralization of the $6.75 million Term Loan, which is presented as restricted cash on the Company’s consolidated balance sheet. The cash held as collateral is held in a segregated account with the Administrative Agent and is governed by a deposit account control agreement executed in connection with a previous amendment to the Credit Agreement. The account bears interest at a rate of 0.55% per annum. The Company does not have the right to withdraw funds from such account without the prior written consent of the Administrative Agent. The Company may, however, prepay the Term Loan at any time, in whole or in part, with the cash held in the segregated account. Once the Term Loan was fully cash collateralized, the Company was no longer required to make scheduled principal payments on the Term Loan and the outstanding principal balance of the Term Loan is due and payable at maturity. Proceeds from borrowings under the Term Loan were used to repay in full other lenders previously party to the Term Loan.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

The maturity date of the Revolver is December 21, 2016. Interest on amounts outstanding under the Revolver is due monthly and accrues, at the Company’s option, at the 30-Day London Interbank Offered Rate (“LIBOR”) plus 3.50%, or the U.S. prime rate plus 0.50%, with a floor of 4.00% in either case. An unused commitment fee is payable quarterly on the undrawn portion of the Revolver at a rate of 0.50% per annum. Proceeds from borrowings under the Revolver are available to finance the working capital needs of the Company and its wholly owned subsidiaries and to finance up to $1.5 million of capital expenditures each year.

The Credit Agreement requires the Company to meet a senior leverage ratio of no greater than 1.00:1.00 in order to borrow funds under the Revolver and to pay down the borrowings under the Revolver in the event its senior leverage ratio exceeds 1.00:1.00. Beginning on September 30, 2016, the Credit Agreement requires the Company to maintain a fixed charge coverage ratio of at least 1.25:1.00. Both covenants are calculated on a rolling four quarter basis. However, not more than once during any period of four consecutive fiscal quarters, the Company is permitted to maintain compliance with its financial covenants if the fixed charge coverage ratio is at least 1.00:1.00 and the senior leverage ratio is no greater than 1.25:1.00. Under the Credit Agreement, if the Term Loan is fully cash collateralized and there are no borrowings under the Revolver, the fixed charge coverage ratio will not be tested in any fiscal quarter ending on or after September 30, 2016, and the senior leverage ratio will not be tested in any fiscal quarter ending on or after September 30, 2015. The Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of the Company and its wholly owned subsidiaries to dispose of assets, incur additional indebtedness, make dividend and other restricted payments, create liens securing other indebtedness and enter into restrictive agreements. As of December 31, 2015, the Company was in compliance with the financial covenant requirements of the Credit Agreement. The Credit Agreement allows for a maximum amount of capital expenditures of $6.0 million in 2016.

In 2014, an amendment to the Credit Agreement restructured the Term Loan and Revolver. The Company analyzed the amendment to the Credit Agreement and resulting restructuring under the debt modification and extinguishment accounting guidance (ASC 470-50). The Company recognized a loss on debt extinguishment of $171,000 related to the write-off of unamortized deferred debt issuance costs.

USMD Arlington Related Party Advance

On September 18, 2015, the Company and the other partners of USMD Arlington amended the partnership agreement of USMD Arlington to allow for a one-time special distribution from USMD Arlington to the Company. USMD Arlington financed the special distribution with the proceeds of new debt issued by USMD Arlington in the original principal amount of $15,000,000, which USMD Arlington borrowed specifically for the purpose of funding the special distribution. The Company received proceeds from the special distribution of $14.8 million, net of lender fees. The Company has determined that the special distribution is, in substance, a debt arrangement (the “Advance”).

The Advance accrues interest that is payable to USMD Arlington at the 30-Day LIBOR plus a margin of 2.85% (3.27% at December 31, 2015). In addition, the Company is required to pay the limited partners of USMD Arlington a pre-determined quarterly financing fee equal to 3.22% per annum of the scheduled outstanding balance at the end of each month. To the extent available, principal and interest payments due on the Advance will be withheld monthly from USMD Arlington distributions otherwise due to the Company. If distributions to the Company withheld by USMD Arlington for any three month period ending in February, May, August or November during the debt term are less than principal and interest payments due for that three month period, the Company will make payments in amounts equal to the difference between amounts withheld from distributions and amounts due for that three month period. Subject to the preceding terms, principal payments of $312,500 are due monthly beginning December 31, 2016 and the debt matures November 28, 2020. If the Company fails to make payments due under the terms of the Advance, the Company’s ownership interest in USMD Arlington may be reduced and the ownership interest of the limited partners of USMD Arlington may be proportionally increased.

Convertible Subordinated Notes Due 2020

On April 29, 2015, the Company issued convertible subordinated notes due 2020 in the aggregate principal amount of $1.55 million (the “2020-11 Convertible Notes”) to certain investors in a private unregistered offering. The 2020-11 Convertible Notes mature on November 1, 2020 and bear interest at a fixed rate of 7.25% per annum. Interest payments are due and payable monthly, in cash or in shares of common stock as the Company elects, on the last day of each month commencing on May 31, 2015. Principal is due in full at maturity. The Company may prepay the 2020-11 Convertible Notes, in whole or in part, at any time after April 29, 2016 without penalty.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

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

Effective March 13, 2015, the Company issued convertible subordinated notes due 2020 in the aggregate principal amount of $3.5 million (the “2020-09 Convertible Notes”) to certain investors in a private unregistered offering. The 2020-09 Convertible Notes mature on September 1, 2020 and bear interest at a fixed rate of 7.75% per annum. Interest payments are due and payable monthly, in cash or in shares of common stock as the Company elects, on the last day of each month commencing on April 30, 2015. Principal is due in full upon maturity. The Company may prepay the 2020-09 Convertible Notes, in whole or in part, at any time after March 13, 2016 without penalty. Each noteholder has the right at any time after March 13, 2016, prior to the payment in full of the 2020-09 Convertible Note, to convert all or any part of the unpaid principal balance of the 2020-09 Convertible Note into shares of common stock of the Company at the rate of one share of common stock for each $11.10 of principal. The conversion price will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The conversion option has no cash settlement provisions. The 2020-09 Convertible Notes are convertible into 315,315 common shares of the Company at a conversion price of $11.10 per share.

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

Convertible Subordinated Notes Due 2019

Effective September 1, 2013, the Company issued convertible subordinated notes due 2019 in the aggregate principal amount of $24.3 million (the “2019-03 Convertible Notes”) to certain limited partners of USMD Arlington to acquire their limited partnership interests in USMD Arlington. The 2019-03 Convertible Notes bear interest at a fixed rate of 5.00% per annum and mature on March 1, 2019. Interest payments are due and payable on the last day of each month and the principal is due upon maturity. The Company may prepay the 2019-03 Convertible Notes, in whole or in part, at any time after September 1, 2014 without penalty. Each noteholder has the right at any time after September 1, 2014 to convert all or any part of the unpaid principal balance of its 2019-03 Convertible Note into shares of common stock of the Company at the rate of one share of common stock for each $23.37 of principal. The conversion price will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The conversion option has no cash settlement provisions. The 2019-03 Convertible Notes are convertible into 1,041,577 common shares of the Company at a conversion price of $23.37 per share and have an effective interest rate of 8.50%. The indebtedness represented by the 2019-03 Convertible Notes is expressly subordinate to all senior indebtedness of the Company currently outstanding or incurred in the future, which includes its indebtedness under the Credit Agreement.

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

At the date of execution of the 2019-03 Convertible Notes (the commitment date), the conversion price was less than the fair value of shares of the Company’s common stock. The Company recognized the intrinsic value of the conversion option’s in-the-money portion as a $3.7 million beneficial conversion discount to the debt with an offsetting entry to additional paid-in capital. The beneficial conversion discount is being accreted to the 2019-03 Convertible Notes using the effective interest method until the notes mature on March 1, 2019. At December 31, 2015, the unamortized discount of $2.4 million has a remaining amortizable life of 38 months. For the year ended December 31, 2015, the Company recognized interest expense related to the 2019-03 Convertible Notes of $1.8 million, comprised of $1.2 million related to the contractual interest rate and $0.6 million related to discount accretion. For the year ended December 31, 2014, the Company recognized interest expense related to the 2019-03 Convertible Notes of $1.8 million, comprised of $1.2 million related to the contractual interest rate and $0.6 million related to discount accretion.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

Other Loans Payable

Effective August 31, 2015, the Company entered into an arrangement to finance $490,000 of its annual directors and officers insurance policy. The loan bears interest at a fixed rate of 3.53% and principal and interest payments are due monthly in eleven equal installments of $45,000 beginning September 30, 2015 until maturity in July 31, 2016.

In connection with the master lease arrangement described below, the Company financed $351,000 of training and implementation services purchased from the equipment vendor. The financing arrangements were effective August 4, 2015 and have terms ranging from 44 to 66 months. Beginning March 2016, the financing arrangement requires aggregate minimum monthly payments of $8,000, which will reduce beginning in 2019 as the shorter term arrangements are paid off. The financing arrangements bear interest at fixed rates with a weighted average of 5.0%. From inception to the first payment date, interest charges will be added to the loan balance.

In 2014, concurrent with a capital lease of medical equipment for the Company’s IDTF at USMD Arlington, the Company financed $157,000 of training and implementation services purchased from the equipment vendor. In July 2015, concurrent with additions to the capital lease, $52,000 of additional services was added to the loan. The financing arrangement requires 25 quarterly principal and interest payments of $11,000 beginning September 30, 2015. The financing arrangements bear interest at fixed rates with a weighted average of 6.4%. From inception to the first payment date, interest charges were added to the loan balance.

Long-Term Debt Maturities

Maturities of the Company’s long-term debt at December 31, 2015, excluding unamortized debt discounts, are as follows for the years indicated (in thousands):

2016	$7,195
2017	3,866
2018	3,871
2019	28,192
2020	8,890
Thereafter	36

Total	$52,050

Capital Lease Obligations

In connection with establishment of the Company’s IDTF at USMD Arlington, the Company entered into a master leasing arrangement with the financing subsidiary of an equipment vendor. Under this arrangement, the Company has entered into twelve capital leases for medical systems totaling $5.9 million. The leases have terms of 66, 60, 55 and 44 months. Beginning in early 2016, the 66 month leases require minimum monthly payments of $63,000, the 60 month leases require minimum monthly payments of $5,000, the 55 month lease requires minimum monthly payments of $11,000 and the 44 month leases require minimum monthly payments of $58,000. Effective with delivery and acceptance, the equipment leases commenced in August and September 2015. From lease commencement to the first payment date, interest will be added to the capital lease balances.

In October 2015, the Company entered into three capital leases to finance the acquisition of furniture and medical equipment totaling $246,000. The leases required 60 monthly payments of $5,000 beginning in November 2015.

In July 2015, the Company entered into a capital lease to finance the acquisition of electronic health record software licenses totaling $1.0 million. The lease required an initial payment of $87,000 on July 7, 2015 followed by 35 monthly payments of $27,000 beginning August 7, 2015.

In 2014, in connection with establishment of the Company’s IDTF at USMD Arlington, the Company entered into a capital lease to finance the purchase of medical equipment totaling $0.6 million. In July 2015, the Company added $0.1 million of equipment to the capital lease. Payments are variable subject to a defined per-use minimum. Beginning September 30, 2015, the lease requires 25 minimum quarterly payments of $35,000. From lease inception to the first payment date, interest was added to the capital lease balance.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2015 are as follows for the years indicated (in thousands):

2016	$1,842
2017	2,150
2018	1,990
2019	1,320
2020	999
Thereafter	169

Total minimum lease payments	8,470
Less: amount representing interest	(935)

Present value of minimum lease payments	7,535
Less: current portion of capital lease obligations	(1,486)

Capital lease obligations, less current portion	$6,049

Impact to Long-Term Debt and Capital Lease Obligations due to Sale of Lithotripsy Services Business

Effective January 1, 2007, the Company acquired the remaining 59.4% of partnership interests in U.S. Lithotripsy L.P. it did not own in exchange for cash and notes payable (the “Subordinated Related Party Notes”). The Subordinated Related Party Notes were held by two individuals who are current members of the Company’s Board of Directors, one of which is the Chief Executive Officer of the Company. In connection with the sale of the Lithotripsy Services business, the remaining $3.2 million aggregate balance of the Subordinated Related Party Notes was paid in full.

The Company’s lithotripsy entities historically entered into financing arrangements to acquire lithotripsy and transportation equipment. In May 2015, prior to the sale of Lithotripsy Services, one of the Company’s consolidated lithotripsy entities acquired equipment totaling $0.5 million and executed a note payable to finance the full amount of the purchased equipment. Notes payable and capital lease obligations totaling $1.2 million and $1.2 million, respectively, were sold with the Lithotripsy Services business.

Note 12 – Fair Value of Financial Instruments

Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt. The carrying value of financial instruments with a short-term or variable-rate nature approximates fair value and are not presented in the table below. The carrying value and estimated fair value of the Company’s financial instruments that may not approximate fair value are set forth in the table below (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$6,750	$6,750	$7,500	$7,500
Convertible subordinated notes due 2019	$21,986	$17,805	$21,364	$19,857
Convertible subordinated notes due 2020	$5,050	$4,307	$—	$—
Other loans payable	$908	$898	$212	$213

At December 31, 2015, the carrying value of the Company’s Term Loan approximates fair value due to recent amendment of the debt and its short-term nature. At December 31, 2014, the carrying value of the Company’s Term Loan approximates fair value due to recent issuance of the fixed rate debt. No events have occurred subsequent to issuance and amendment of the Term Loan to substantially impact the estimated borrowing rate applicable to the Term Loan.

The Company estimates the fair value of the convertible subordinated notes as the sum of the independently estimated fair values of the debt host instrument and embedded conversion option (Level 3 fair value measurement). The Company calculates the present value of future principal and interest payments of the debt host using estimated borrowing rates for similar subordinated debt or debt for

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

which the Company could use to retire the existing debt. The convertible subordinated notes due 2020 issued in 2015 have effective interest rates that are higher than the effective interest rates of the convertible subordinated notes due 2019. Consequently, the estimated borrowing rate used in the calculation of 2015 fair value was increased commensurate with the borrowing rate of the convertible subordinated notes due 2020. The fair value of the embedded conversion option is valued using a Black-Scholes option pricing model. Quoted market prices are not available for the convertible subordinated notes.

The Company estimates current borrowing rates for its other loans payable by adjusting the discount factor of the obligations at the balance sheet date by the variance in borrowing rates between the issuance dates and balance sheet date (Level 2 fair value measurement). If the creditworthiness of the Company has significantly changed from the debt issuance date, management estimates the applicable borrowing rate based on the current facts and circumstances. Quoted market prices are not available for the Company’s long-term debt.

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

– Investment in Nonconsolidated Affiliate

In connection with the sale of the Lithotripsy Services business, the Company sold a 40% interest in a previously wholly owned, consolidated lithotripsy partnership. The Company ceased to have a controlling interest in the partnership and it was deconsolidated and recorded as an investment in nonconsolidated affiliate at its $6.6 million estimated fair value. The fair value is based on the value ascribed to the partnership interests sold with the Lithotripsy Services business (Level 2 fair value measurement). In addition, in determining the sale price, management, with the assistance of valuation experts, utilized both a market approach and an income approach (Level 3 fair value measurement). The market approach utilized primarily the guideline company and merger and acquisition methodologies, both based on earnings before interest, taxes, depreciation and amortization multiple estimates of between 5.0x and 7.3x. The income approach utilized a discounted cash flow methodology. The cash flow model the Company used to estimate the fair value of the partnership investment involves several assumptions, most significantly, a discount rate of 15.0% and a projected revenue growth rate of 3.0%.

– Goodwill

As a result of its 2014 goodwill impairment review, the Company recorded goodwill impairment of $20.3 million in its Cancer Treatment Services reporting unit. In estimating the fair value of the reporting unit in connection with the impairment testing, management made estimates and judgments about future cash flows and market valuations using a combination of income and market approaches. The valuation of goodwill is considered a Level 3 fair value measurement under the fair value measurement hierarchy, which means that the valuation of assets and liabilities reflect management’s own judgments regarding the assumptions market participants would use in determining the fair value of the assets and liabilities.

In performing its impairment analyses, the Company relied primarily on an income approach, specifically a discounted cash flow analysis. Under the discounted cash flow method, cash flows beyond discrete forecasts were estimated using a terminal growth rate, which considered the long-term earnings growth rates specific to the respective reporting units. The estimated future cash flows were discounted to present value using a discount rate that was the value-weighted average of the reporting unit’s estimated cost of equity and debt derived using both known and estimated market metrics, and was adjusted to reflect risk factors that considered both the timing and risks associated with the estimated cash flows. The tax rate used in the discounted cash flow method reflected the structure in place at the time of valuation, which is consistent with the market participant perspective.

– Trade Names

In connection with the Company’s branding initiative announced in May 2014, certain acquired trade names with a carrying value of $11.0 million were written down to their estimated fair value of $2.6 million, resulting in an impairment loss of $8.4 million. Fair value was estimated using an income approach – relief from royalty method, which assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of the trade name asset (Level 3 fair value measurement). The cash flow model the Company used to estimate the fair value of the trade names involves several assumptions, most significantly, projected revenue growth rates, a pre-tax royalty rate of 1.0% declining to 0.1% over the estimated five year life of the asset and a discount rate of 17%.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

Note 13 – Deferred Compensation Plans

Upon consummation of the August 31, 2012 business combination, the Company adopted a nonqualified deferred compensation savings plan (the “Savings Plan”) previously managed and held by an acquired entity. The Savings Plan is unfunded and was maintained primarily for the purpose of providing deferred compensation benefits to participating employees. The Savings Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code and applicable provisions of the Employee Retirement Income Security Act (“ERISA”). Once the business combination occurred, the plan participant accounts were effectively frozen; no additional contributions can be made. When a participant terminates employment for any reason, that participant is entitled to begin receiving their accrued benefit. Distributions are made in five equal annual installments beginning in the January following the participant’s termination. The Savings Plan accounts are not held in a trust for the exclusive benefit of the participants and, therefore, remain subject to the claims of the Company’s creditors. Savings Plan account balances may be used to guarantee the Company’s debt or as otherwise deemed necessary by the Company’s management. At December 31, 2015, the Company’s deferred compensation obligation under the Savings Plan totaled $4.5 million with $0.2 million included in other current liabilities and $4.3 million included in deferred compensation payable in the accompanying consolidated balance sheet.

Note 14 – Income Taxes

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2015	2014
Current:
Federal	$697	$2,908
State	150	240

Total current income tax provision	847	3,148

Deferred:
Federal	(765)	(8,692)
State	—	—

Total deferred income tax benefit	(765)	(8,692)

Provision (benefit) for income taxes	$82	$(5,544)

A reconciliation of the Company’s effective tax rate from operations to the U.S. federal income tax rate is as follows:

	Years Ended December 31,
	2015	2014
Federal statutory rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.2	(0.6)
Net income attributable to noncontrolling interests	(41.7)	11.7
Goodwill amortization	(10.4)	0.8
Impairment of goodwill	—	(25.0)
Unrecognized tax benefit	5.3	(1.5)
Other	11.6	(0.9)

Effective tax rate for income (loss) from operations	1.0%	19.5%

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

The tax effects of cumulative temporary differences that give rise to significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$1,458	$617
Deferred revenue	43	114
Share-based payment expense	1,549	1,252
Deferred compensation	1,589	1,642
Other compensation	991	1,630
Allowance for doubtful accounts	1,022	680
IBNR medical claims liability	4,568	3,850
Facilitative acquisition costs	—	385
Intangible assets	380	397
Other	1,832	645

Total deferred tax assets	13,432	11,212
Deferred tax liabilities:
Partnership investments	(11,231)	(14,778)
Property and equipment	(4,388)	(3,544)
Tax impact of beneficial conversion feature of debt	(824)	(1,042)
Intangible assets	(5,107)	(5,815)
Unrecognized tax benefit	(568)	—
Other	(252)	(287)

Total deferred tax liabilities	(22,370)	(25,466)

Net deferred tax liabilities	$(8,938)	$(14,254)

	December 31,
	2015	2014
Current deferred tax assets	$6,581	$6,160
Current deferred tax liabilities	(238)	(287)

Net current deferred tax assets	6,343	5,873

Noncurrent deferred tax assets	6,851	5,052
Noncurrent deferred tax liabilities	(22,132)	(25,179)

Net noncurrent deferred tax liabilities	(15,281)	(20,127)

Net deferred tax liabilities	$(8,938)	$(14,254)

The Company has recorded a liability for an unrecognized tax benefit related to a position taken on one of its 2014 and 2013 income tax returns. If recognized, the entire amount of the unrecognized tax benefit would favorably impact the effective tax rate that is reported in future periods. As of December 31, 2015 and 2014, the Company had $568,000 and $142,000, respectively, of total unrecognized tax benefits, including accrued interest and penalties, which is included in current deferred tax assets in the accompanying consolidated balance sheet. The Company anticipates that the total unrecognized tax benefit will increase $426,000 within the next twelve months due to an increase in the balance underlying the tax position. No other uncertain tax positions were noted during the Company’s evaluation of uncertain tax positions, which was performed for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2015, which includes the tax years 2012 through 2015.

        Although realization is not assured, the Company believes that the realization of the recognized deferred tax assets of $13.4 million at December 31, 2015 is more likely than not based upon the projected future reversals of existing taxable temporary differences, the potential to carryback a portion of its deferred tax net operating losses and, for one tax-paying component of the Company, the availability of viable tax strategies that could be implemented to positively impact taxable income in order to realize the recorded deferred tax asset. The Company has significant deferred tax liabilities related to finite-lived intangible assets that will reverse at a rate similar to the reversal of its significant deferred tax assets, such that, even if the Company fails to generate future positive cumulative book taxable income, it will generate sufficient taxable income to realize the benefit of its deferred tax assets. Management considered the magnitude and duration of recent taxable losses and profitability and concluded that, although management expects future taxable income in 2016 and following years, due to the cumulative taxable loss incurred over the three years ended December 31, 2015, management could not conclude that future taxable income alone would support not having a valuation allowance.

At December 31, 2015, the Company had available unused net operating loss carryforwards of $4.2 million that may be available to reduce future income tax liabilities. These loss carryforwards expire in 2031.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

Note 15 – Share-Based Payment

Pursuant to the USMD Holdings, Inc. 2010 Equity Compensation Plan (the “Equity Compensation Plan”), the Company may issue up to 2.5 million equity awards to employees, nonemployee directors and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At December 31, 2015, the Company had 0.3 million shares available for grant under the Equity Compensation Plan.

The fair value of stock option awards on the date of grant is estimated using the Black-Scholes option pricing model, which requires the Company to make certain predictive assumptions. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the award. As a recently formed public entity with a small public float and limited trading of its common shares on the NASDAQ Capital Market, it was not practicable for the Company to estimate the volatility of its common shares; therefore, management estimated volatility based on the historical volatilities of a small group of companies considered as close to comparable to the Company as available and an industry index, all equally weighted, over the expected life of the option. Management concluded that this group is more characteristic of the Company’s business than a broad industry index. The expected life of awards granted represents the period of time that the awards are expected to be outstanding based on the “simplified” method, which is allowed for companies that cannot reasonably estimate the expected life of options based on its historical award exercise experience. The Company does not expect to pay dividends on its common stock. Due to the nature of the grants, the company estimated zero option forfeitures. Share-based payment expense is recorded only for those awards that are expected to vest. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows:

	Years Ended December 31,
	2015	2014
Risk-free interest rate	1.80%	1.87%
Expected volatility of common stock	37.0%	42.1%
Expected life of options	6.2 years	5.8 years
Dividend yield	0.00%	0.00%

The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of exchange traded options and, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of stock options. A summary of stock option activity for the year ended December 31, 2015 is as follows:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	872,312	$21.54
Granted	100,000	8.21
Exercised	—	—		$—
Forfeited	(75,096)	21.90

Outstanding as of December 31, 2015	897,216	$20.03	5.53	$—

Vested and expected to vest at December 31, 2015	580,578	$21.56	5.10	$—
Exercisable at December 31, 2015	441,509	$22.22	4.82	$—

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2015 and 2014 was $3.03 and $5.57 per option, respectively. The fair value of stock options vested and share-based payment expense recognized for the years ended December 31, 2015 and 2014 was $1.0 million and $1.3 million, respectively, and is included in salaries, wages and employee benefits. At December 31, 2015, the total unrecognized compensation cost related to nonvested share-based payment awards was $2.0 million, which is expected to be recognized over a remaining weighted-average period of 2.6 years.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

In addition to stock options described above, the Company has outstanding options to purchase 68,982 shares of its common stock. These stock options were granted as consideration in the August 31, 2012 business combination and have an exercise price of $24.84 per share. The options are fully vested and have a remaining contractual term of 1.7 years. These stock options have no aggregate intrinsic value.

Payments in Common Stock

– 2015 Activity

During 2015, for services rendered as members of the Company’s Board of Directors, the Company elected to compensate directors in common stock of the Company in lieu of cash. Beginning with the second quarter of 2015, grant dates occur on the last day of each quarter for services rendered during that quarter. Previously, shares were granted on the last day of each month. Shares granted are fully vested, non-forfeitable and granted pursuant to the Equity Compensation Plan. For their services as directors during the year ended December 31, 2015, the Company granted to members of its Board of Directors an aggregate 74,572 shares of its common stock. The grant date fair value of the shares was $640,000, which is included in other operating expenses on the Company’s statement of operations. On February 20, 2015, in payment of Board of Directors’ compensation earned August 1, 2014 through December 31, 2014, the Company issued to members of the Company’s Board of Directors 30,724 previously granted shares of its common stock with an aggregate grant date fair value of $273,000. On October 6 and December 11, 2015, in payment of Board of Directors’ compensation earned January 1, 2015 through September 30, 2015, the Company issued to members of the Company’s Board of Directors an aggregate 53,050 previously granted shares of its common stock with an aggregate grant date fair value of $478,000.

During the year ended December 31, 2015, in payment of certain 2014 compensation due to employed physicians, the Company granted and issued 228,551 shares of its common stock to those physicians. The shares had a grant date fair value of $2.0 million and were issued pursuant to the Equity Compensation Plan. In addition, in payment of compensation deferred by certain physicians between January 1 and September 30, 2015, the Company granted and issued 672,043 shares of its common stock to those physicians. The shares had a grant date fair value of $5.4 million and were issued pursuant to the Equity Compensation Plan.

Pursuant to the Equity Compensation Plan, on March 4, 2015, in payment of certain compensation accrued at December 31, 2014, the Company granted 40,311 shares of its common stock to certain executives and members of senior management. The shares had a grant date fair value of $549,000 and were issued on March 6, 2015.

Certain consultants to the Company have agreed to be partially compensated in common stock for services rendered. Shares granted are fully vested and non-forfeitable. Pursuant to the Equity Compensation Plan, during the year ended December 31, 2015, the Company granted to the consultants 15,103 shares of its common stock with a grant date fair value of $122,629. On November 24, 2015, the Company issued to one of the consultants 9,623 previously granted shares of its common stock with an aggregate grant date fair value of $73,000.

– 2014 Activity

During 2014, for services rendered as members of the Company’s Board of Directors, the Company elected to compensate directors in common stock of the Company in lieu of cash. Grant dates occurred on the last day of each month and shares granted are fully vested and non-forfeitable. Pursuant to the Equity Compensation Plan, during the year ended December 31, 2014, the Company granted to members of its Board of Directors an aggregate 60,324 shares of its common stock. The grant date fair value of the shares was $646,000, which is included in other operating expenses on the Company’s statement of operations. During the year ended December 31, 2014, in payment of the Board of Directors’ compensation earned January 1, 2014 through July 31, 2014, the Company issued 29,600 previously granted shares of its common stock with an aggregate grant date fair value of $373,000.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

Of the shares of common stock described as issued above, 19,501 shares have not been registered under the Securities Act of 1933, as amended, and may not be transferred without an effective registration statement or pursuant to an appropriate exemption from such act.

Salary Deferral Plan

On May 5, 2014, USMD’s Board of Directors approved and established the Salary Deferral Plan (the “Deferral Plan”). On July 18, 2014, the holder of a majority of USMD’s outstanding voting stock approved the Deferral Plan by written consent in lieu of a special meeting. The Company mailed an information statement on Schedule 14C to shareholders on or about July 22, 2014 informing the shareholders of the creation of the Deferral Plan. The Deferral Plan went into effect on August 11, 2014, 20 days after the information statement was mailed as required by law. The Deferral Plan permits the Company to defer the payment of a predetermined portion of a participant’s base salary each calendar quarter. The plan administrator will decide after the end of each quarter whether deferred amounts, if any, will be paid in the form of cash, shares of common stock or a combination of both. Any shares of common stock issued under the Deferral Plan will be issued from the shares of common stock authorized for issuance under the Equity Compensation Plan, as amended.

On March 5, 2015, in payment of salaries deferred in 2014 under the Deferral Plan, the Company issued 15,700 shares of its common stock to certain executives and members of senior management. The shares had a grant date fair value of $150,000 and were issued pursuant to the Equity Compensation Plan.

During the year ended December 31, 2015, pursuant to the Deferral Plan, the Company granted and issued 102,578 shares of its common stock. The grant date fair value of the shares was $840,000, which is included in salaries, wages and employee benefits on the Company’s statement of operations. The shares were granted in payment of salary amounts deferred during the first, second and third quarters of 2015.

Registration of Common Shares

On July 14, 2014, USMD filed a registration statement on Form S-8 to register with the SEC approximately 1.7 million shares of USMD common stock available for issuance under the Equity Compensation Plan and the Deferral Plan. The registration statement became effective upon filing.

Note 16 – Earnings (Loss) per Share

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share and the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2015	2014
Numerator:
Net earnings (loss) attributable to USMD Holdings, Inc. – basic	$(1,616)	$(32,400)
Effect of potentially dilutive securities:
Interest on convertible notes, net of tax	—	—

Net earnings (loss) attributable to USMD Holdings, Inc. – diluted	$(1,616)	$(32,400)

Denominator:
Weighted-average common shares outstanding	10,551	10,168
Effect of potentially dilutive securities:
Stock options	—	—
Convertible subordinated notes due 2019	—	—
Convertible subordinated notes due 2020	—	—

Weighted-average common shares outstanding assuming dilution	10,551	10,168

Earnings (loss) per share attributable to USMD Holdings, Inc.:
Basic	$(0.15)	$(3.19)
Diluted	$(0.15)	$(3.19)

The following table presents the potential shares excluded from the diluted earnings per share calculation because the effect of including these potential shares would be antidilutive (in thousands):

	Years Ended December 31,
	2015	2014
Stock options	906	941
Convertible subordinated notes due 2019	1,042	1,042
Convertible subordinated notes due 2020	461	—

	2,409	1,983

Note 17 – Commitments and Contingencies

Financial Guarantees

As of December 31, 2015, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its current and one former nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $24.6 million. The guarantees provide for recourse against the investee; however, generally, if the Company was required to perform under the guarantees, recovery of any amount from investees would be unlikely. Included in the guarantee amount above is the Company’s guarantee of 46.4% of the obligations of USMD Arlington that were incurred to finance the Advance to the Company. If the Company was required to perform under that guarantee or record a liability for that guarantee, its obligations under the Advance would likely decrease by an equal amount. The remaining terms of these guarantees range from 31 to 149 months. The Company records a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the respective guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

Purchase Commitments

In connection with arrangements to lease equipment for the new IDTF at USMD Arlington, the Company entered into service and maintenance agreements for the equipment. Future minimum payments due under these service agreements are as follows (in thousands):

2016	$966
2017	846
2018	845
2019	846
2020	741
Thereafter	78

Total	$4,322

Gain Contingency – Sale of Interest in Equity Method Investee

Effective January 31, 2015, a subsidiary of the Company sold for $1.6 million its interest in a cancer treatment center that it accounted for under the equity method of accounting. The investment had a carrying value of $159,000. The interest was sold to the other owner of the cancer treatment center. The buyer issued a promissory note to the Company for the $1.6 million sale price; however, the Company concluded that only $159,000 of the note was reasonably assured of collection and recorded a note receivable in that amount. Upon collection of the $159,000 note receivable, the Company began recognizing gain on the sale as additional payments are received. For the year ended December 31, 2015, the Company recognized an aggregate gain on the sale of $252,000, which is recorded in other gain (loss), net on the Company’s consolidated statement of operations. The Company had provided management services to the cancer treatment center under a long term contract and the contract was terminated with the sale of its ownership interest.

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

For lawsuits and claims where the Company can reasonably estimate a range of loss, the Company estimates a reasonably possible range of loss of $0.2 million to $0.8 million. In the remaining lawsuits and the potential claims, the parties are in the early stages of discovery and/or the plaintiffs have not made specific demands for damages. Due to these circumstances, the Company is unable to estimate a reasonably possible range of loss related to these lawsuits and claims. The Company is insured against the claims described above and believes based on the facts known to date that any damage award related to such claims would be recoverable from its insurer.

The Company is subject to various additional claims and legal proceedings that have arisen in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Arbitration Judgment

On February 16, 2016, an arbitrator awarded the Company $1.1 million including damages, fees and interest to date. The award will continue to accrue interest until paid. The arbitration hearing stemmed from the early termination of a long-term contract by an entity to which the Company was providing management services. Though the Company believes the award is binding, the Company cannot begin execution proceedings until it has been accepted by a court with jurisdiction and has been a reduced to a final, non-appealable judgment. The Company will not recognize any award amount until it is determined to be realizable.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

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

Financial Advisory Commitment

The Company has in place with an investment banking firm a financial advisory services agreement, as amended, (“FAS Agreement”). Under the FAS Agreement, the Company may be obligated to compensate the firm in cash for certain financial transactions, depending on the transaction type and size, in amounts generally equal to the greater of a minimum $1.0 million to $3.0 million, a percentage of the potential transaction value, or a fee to be determined in the future based on prevailing market rates for the services provided, subject to the review and restrictions imposed by the Financial Industry Regulatory Authority as further defined in the FAS Agreement. If the Company enters into a qualifying financial transaction during a one year to thirty month period subsequent to termination of the FAS Agreement, depending on the transaction type and size, the investment banking firm may be entitled to compensation under the terms of the FAS Agreement. The FAS Agreement remains in effect until terminated by either party. Pursuant to the FAS Agreement, $3.0 million of proceeds from the sale of the Lithotripsy Services business was paid to the investment banking firm. In connection with the fee for the sale of the Lithotripsy Services business, the FAS Agreement was amended to provide for a future credit of up to $1.0 million to be applied against fees incurred in future transactions. Except as noted above, the Company has not closed any transaction for which compensation is due or was paid to the investment banking firm.

Build-to-Suit Lease

For build-to-suit lease arrangements, the Company evaluates lease terms to assess whether, for accounting purposes, it should be the owner of the construction project. Under build-to-suit lease arrangements, to the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease, the Company establishes assets and liabilities for the estimated construction costs of the shell facility. Improvements to the facility during the construction project are capitalized, and, to the extent funded by a tenant improvement allowance, the facility financing obligation is increased. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner for accounting purposes, the facilities are accounted for as financing obligations. Payments the Company makes under leases in which it is considered the owner of the facility are allocated to land rental expense, based on the relative values of the land and building at the commencement of construction, reductions of the facility financing obligation and interest expense recognized on the outstanding obligation. To the extent gross future payments do not equal the recorded liability, the liability is settled upon return of the facility to the lessor. Any difference between the book value of the assets and remaining facility obligation are recorded in other income (expense), net.

The Company has entered into an arrangement to lease the majority of medical office building space in a shell facility that was under construction at the date of lease inception. In addition to its normal tenant improvements, the Company is required to install the heating, ventilation and cooling equipment and systems for its leased portion of the building. Additionally, the Company was at risk for any construction cost overruns associated with these specific structural and tenant improvements. As a result, the Company concluded that for accounting purposes, it was the deemed owner of the building during the construction period. The landlord incurred an estimated $4.4 million of construction costs and the Company incurred $0.1 million for tenant improvements. During construction, the Company recorded these amounts as construction in progress, with a corresponding build-to-suit construction financing obligation. Upon completion of the construction of the facility in December 2015, the Company evaluated derecognition of the asset and liability under the provisions for sale-leaseback transactions. The Company concluded that it had forms of continuing economic involvement in the facility, and therefore did not comply with the provisions for sale-leaseback accounting. Instead, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the facility, which is considered an operating lease. In addition, the Company recorded the underlying building asset and will depreciate it over the building’s estimated

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

useful life of 40 years. At the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation. At December 31, 2015, the Company has recorded a $4.3 million financing obligation in other long-term liabilities in the accompanying consolidated balance sheet.

Under the lease, after a five month rent abatement, the Company is required to pay an initial base rent of $36,000 per month, increasing 3% per year, as well as all its share of building operating expenses. The lease term expires March 31, 2026 and the Company has an option to extend the lease term for two consecutive terms of five years each.

At December 31, 2015, future minimum rent payments under the build-to-suit lease are as follows (in thousands):

2016	$364
2017	447
2018	461
2019	475
2020	489
Thereafter	2,816

Total	$5,052

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

As part of its current initiatives, the Company has begun consolidating certain physician clinics into newly leased, larger clinic locations that more effectively centralize and align physicians and ancillary services. In connection with this initiative, the Company has entered into new leases and renewed existing leases of medical office building space. Generally, the Company enters into leases for existing medical office building space or for space in a completed building shell and then constructs normal tenant improvements to meet its needs, subject to landlord approval. The leases provide for tenant improvement allowances to fund the design and construction of the tenant improvements. The Company records improvements to the leased space as leasehold improvements, including the improvements financed by the landlord. Tenant improvement allowances financed by the landlord are also recorded to deferred rent and amortized as a reduction to rent expense over the term of the lease beginning at the asset in-service date. For the year ended December 31, 2015, the Company has recorded non-cash tenant improvement allowances of $1.7 million.

Future minimum cash lease payments under non-cancelable operating leases with an initial or remaining lease term in excess of one year are as follows for the years indicated (in thousands):

2016	$14,334
2017	12,642
2018	11,612
2019	10,386
2020	9,022
Thereafter	35,028

Total	$93,024

Aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2015 were $1.0 million.

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

Note 18 – Related Party Transactions

The Company provides management, clinical and support services to various nonconsolidated affiliates in which it has limited partnership or ownership interests. Management and other services revenue and accounts receivable from these entities are as follows (in thousands):

	Management and Other Services Revenue		Accounts Receivable
	Years Ended December 31,		December 31,
	2015	2014	2015	2014
USMD Arlington	$11,053	$10,619	$967	$472
USMD Fort Worth	3,333	3,840	383	300
Other equity method investees	1,354	1,818	50	230

	$15,740	$16,277	$1,400	$1,002

One previously consolidated lithotripsy entity that was a component of the sale of the Lithotripsy Services business historically provided lithotripsy services to USMD Arlington and USMD Fort Worth. For both years ended December 31, 2015 and 2014, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $2.2 million.

The Company leases space from USMD Arlington for certain of its physicians and its Arlington-based cancer treatment center. For the years ended December 31, 2015 and 2014, the Company recorded rent expense related to USMD Arlington totaling $1.8 million and $1.9 million, respectively.

WNI-DFW, the Company’s consolidated VIE that operates under a population health management model, records medical services expense for its patients that are treated at USMD Arlington and USMD Fort Worth. Medical services expense incurred by WNI-DFW with these entities and its related accounts payable are as follows (in thousands):

	Medical Services Expense		Accounts Payable
	Years Ended December 31,		December 31,
	2015	2014	2015	2014
USMD Arlington	$1,757	$853	$198	$162
USMD Fort Worth	430	232	66	53

	$2,187	$1,085	$264	$215

Note 19 – Employee Benefit Plans

The Company provides a 401(k) defined contribution plan for all eligible employees. Beginning January 1, 2014, the Company provides participants a safe harbor non-elective contribution. The non-elective contribution is 3% of annual compensation and is provided to all eligible employees. The non-elective contributions have a two-year vesting period. The Company’s contributions to the plan totaled $2.9 million and $3.2 million in 2015 and 2014, respectively.

Note 20 – One-Time Termination Benefits

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

December 31, 2015

Note 21 – Subsequent Events

Share-Based Payment

On February 5, 2016, as consideration for the physician practice acquired on October 1, 2015, the Company issued 26,666 shares of its common stock to the sellers. The shares had a grant date fair value of $200,000.

On February 1, 2016, in payment of Board of Directors’ compensation earned October 1, 2015 through December 31, 2015, the Company issued to members of the Company’s Board of Directors 21,522 previously granted shares of its common stock with an aggregate grant date fair value of $161,000.

On March 13, 2016, in payment of certain compensation due to a member of senior management and a consultant, the Company granted and issued 4,447 shares of its common stock and issued 6,613 previously granted shares of its common stock. The shares had an aggregate grant date fair value of $110,000.

Payments out of Escrow Related to the Sale of the Lithotripsy Services Business

On March 6, 2016, the Company received $1.0 million of proceeds from escrowed funds related to the sale of the Lithotripsy Services business. At that date, $2.0 million remains in escrow.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of the material weakness described below in Management’s Annual Report on Internal Control Over Financial Reporting.

Notwithstanding the material weakness discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Previously Identified Material Weaknesses and Their Remediation

The material weaknesses that were previously disclosed as of December 31, 2014 were remediated as of December 31, 2015. See “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2014 and “Item 4. Controls and Procedures” contained in the Company’s subsequent Quarterly Reports on Form 10-Q during 2015, for disclosure of information about the material weaknesses that were reported as a result of the Company’s annual assessment as of December 31, 2014 and remediation of those material weaknesses. As disclosed in the Quarterly Reports on Form 10-Q for the first three quarters of 2015, the Company has implemented and executed the Company’s remediation plans, and as of December 31, 2015, such remediation plans were successfully tested and the material weaknesses were deemed remediated.

Changes in Internal Control Over Financial Reporting

Other than the actions described above under the heading “Previously Identified Material Weaknesses and Their Remediation,” there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making its assessment, management used the criteria for internal control over financial reporting described in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment includes an evaluation of the design of internal control over financial reporting and testing the operating effectiveness of internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified in the area of net patient service revenue:

Controls surrounding the Company’s estimation of the collectability of its accounts receivables were not performed with sufficient precision to facilitate the timely detection of recent shifts in collection trends. Specifically, top-down historical collectability ratios were utilized to estimate net receivable amounts, but such ratios were not accompanied by current and detailed collection reports at a low enough level to adequately adjust its collection estimates. Consequently, the Company’s accounts receivable estimation process resulted in recorded balances that did not accurately reflect recent trends in collectability.

In response to the material weakness identified above, management has instituted a number of actions and commenced implementation of changes in internal control. Those actions are described below.

•	Management will enhance its controls by incorporating the review of detailed collection reports on a per encounter basis into its accounts receivable estimation process.

•	Management will establish a continuing process for the routine evaluation and revision of the methods and assumptions supporting its collectability estimates.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be included by this item is incorporated by reference to our proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required to be included by this item is incorporated by reference to our proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be included by this item is incorporated by reference to our proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be included by this item is incorporated by reference to our proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services

The information required to be included by this item is incorporated by reference to our proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits

Exhibit No.	Description

2.1	Contribution and Purchase Agreement, dated as of August 19, 2010, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

2.2	Amendment to the Contribution and Purchase Agreement, dated as of February 9, 2012, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on March 8, 2012)

2.3	Agreement and Plan of Merger dated as of December 1, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas, P.A. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on December 7, 2011)

2.4	First Amendment to Agreement and Plan of Merger dated as of May 21, 2012 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas P.A (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

2.5	Agreement and Plan of Merger dated as of December 15, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, L.L.C. and Impel Management Services, L.L.C. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on December 19, 2011)

2.6	First Amendment to Agreement and Plan of Merger dated as of May 21, 2012 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, L.L.C. and Impel Management Services, L.L.C. (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

2.7	Securities Purchase Agreement dated as of December 18, 2015 by and among US Lithotripsy Holdings, LLC, USMD, Inc., USGP, LLC and U.S. Lithotripsy, L.P. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on December 24, 2015)

3.1	Certificate of Incorporation of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

3.2	Bylaws of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

4.1	Investor Rights Agreement dated August 12, 2012 by and between Registrant and UANT Ventures, L.L.P. (incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-4/A filed on March 8, 2012)

4.2	Form of 5% Convertible Subordinated Note Due 2019 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on September 16, 2013)

4.3	Form of 7.75% Convertible Subordinated Note Due 2020 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on April 2, 2015)

4.4	Form of 7.25% Convertible Subordinated Note Due 2020 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on May 1, 2015)

10.1	USMD Holdings, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of registrant’s Annual Report on Form 10-K filed on March 30, 2012)

10.2	First Amendment to USMD Holdings, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 11, 2014)

10.3	USMD Salary Deferral Plan (incorporated by reference to Exhibit 99.2 of the registrant’s Registration Statement on Form S-8 filed on July 14, 2014)

10.4	Severance Agreement dated as of March 6, 2014 by and between Registrant and Michael Bukosky (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 25, 2014)

10.5	Credit Agreement dated as of August 31, 2012 by and among Registrant, certain other borrowers, the lenders from time to time party thereto and J.P. Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2012)

10.6	Amendment No. 1 to Credit Agreement dated February 28, 2013 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 6, 2013)

10.7	Amendment No. 3 to Credit Agreement dated February 25, 2014 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 27, 2014)

10.8	Amendment No. 4 to Credit Agreement dated April 14, 2014 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.10 of registrant’s Annual Report on Form 10-K filed on April 15, 2014)

10.9	Amendment No. 5 to Credit Agreement dated September 23, 2014 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 25, 2014)

10.10	Amendment No. 6 to Credit Agreement and Amendment No. 1 to the Guarantee and Collateral Agreement dated December 22, 2014 by and among Registrant, certain other borrowers, and Southwest Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 30, 2014)

10.11	Amendment No. 7 to Credit Agreement dated March 13, 2015 by and among Registrant, certain other borrowers, and Southwest Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 2, 2015)

10.12	Amendment No. 8 to Credit Agreement dated April 29, 2015 by and among Registrant, certain other borrowers, and Southwester Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 1, 2015)

10.13	Amendment No. 9 to Credit Agreement and Amendment No. 2 to Guarantee and Collateral Agreement dated August 11, 2015 by and among Registrant, certain other borrowers, and Southwest Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on August 13, 2015)

10.14	Amendment No. 10 to Credit Agreement dated September 18, 2015 by and among Registrant, certain other borrowers, and Southwester Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on September 24, 2015)

10.15	Amendment No. 11 to Credit Agreement dated November 13, 2015 by and among Registrant, certain other borrowers, and Southwester Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on November 16, 2015)

10.16	Consent, Waiver and Amendment No. 12 to Credit Agreement dated December 18, 2015 by and among Registrant, certain other borrowers, and Southwester Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 24, 2015)

10.17	Securities Exchange Agreement, dated as of September 1, 2013, by and among Registrant and Certain Class P Limited Partners of USMD Hospital at Arlington, L.P. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 16, 2013)

10.18	Amended and Restated Guaranty Agreement dated as of September 18, 2015 by Mat-Rx Development, L.L.C. in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 24, 2015)

10.19	Letter of Engagement dated April 24, 2015 by and between Registrant and Rudish Consulting Services, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 14, 2015)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of RSM US LLP, independent registered public accounting firm

23.2*	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1*	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Jim Berend, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Jim Berend, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ John House
By: John House, M.D. Title: Chairman of the Board, Chief Executive Officer and President Dated: April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John House John House, M.D.	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 14, 2016

/s/ Jim Berend Jim Berend	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 14, 2016

/s/ Steven Brock Steven Brock, M.D.	Director	April 14, 2016

/s/ Darcie Bundy Darcie Bundy	Director	April 14, 2016

/s/ Breaux Castleman Breaux Castleman	Director	April 14, 2016

/s/ Patrick Collini Patrick Collini, M.D.	Director	April 14, 2016

/s/ Charles Cook Charles Cook, M.D.	Director	April 14, 2016

/s/ Frederick Cummings Frederick Cummings, M.D.	Director	April 14, 2016

/s/ Larry Darst Larry Darst	Director	April 14, 2016

/s/ Russell Dickey Russell Dickey, M.D.	Director	April 14, 2016

/s/ James Saalfield James Saalfield, M.D.	Director	April 14, 2016

/s/ Paul Thompson Paul Thompson, M.D.	Director	April 14, 2016