Form 10-K/A
period 2015-12-31
USMD Holdings, Inc.
filed 2016-04-29
CIK 1507881

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

As of April 24, 2016, there were 11,393,086 shares of the registrant’s common stock, par value $0.01 outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

USMD Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission on April 14, 2016 (the “Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In addition, we have updated the cover page and have updated Part IV, as required by Rule 12b-25 of the Securities Exchange Act of 1934, as amended, to include as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

Name	Age	Current Position(s)
John House, M.D.	61	Chairman of the Board, Chief Executive Officer and President
Steven D. Brock, M.D.	63	Director
Darcie Bundy	64	Director
Breaux Castleman	75	Director
M. Patrick Collini, M.D.	52	Director
Charles Cook, M.D.	59	Director
Frederick Cummings, M.D.	64	Director
Lawrence Darst	65	Director
Russell Dickey, M.D.	56	Director
James Saalfield, M.D.	71	Director
Paul Thompson, M.D.	59	Director

Non-Executive Directors

Steven D. Brock, M.D. – Dr. Brock is board certified in Internal Medicine and has practiced medicine since 1981. He received his undergraduate degree from Texas Tech University in 1974 and his medical degree from The University of Texas Medical Branch at Galveston in 1978. Dr. Brock completed his internship then residency in Internal Medicine in 1981 at UTMB Galveston. He is a founding member of The Medical Clinic of North Texas, P.A., a large multi-specialty group practice located in the North Texas service area, and he serves on the Medical Executive Committee of USMD Hospital at Arlington. He also served as the President of Impel Management Services, L.L.C. from 1997 until its acquisition by the Company in 2012, and has served as a director of the Company since August 2012. Dr. Brock’s qualifications to serve on our Board include his many years of experience in practicing medicine and in managing a healthcare management and operations company.

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

Breaux Castleman – Mr. Castleman has an extensive history of management experience in the health care industry. He is currently a director and member of the audit committee of Ionis Pharmaceuticals, Inc. (a publicly held pharmaceutical drug development company). He served as chairman of the board of directors of Mela Sciences, Inc. (a publicly held medical device company) from 2003 to 2011. Since 2001, he has also served as president, chief executive officer and chairman of the board of directors of Syntiro Healthcare Services, Inc., a care management, wellness and disease management company. Previously he held positions as President of the Scripps Clinic, President of Caremark International’s Physician Resource Group and Chief Executive Officer of the Kelsey-Seybold Clinic. He has served as a director of the Company since July 2011. We believe Mr. Castleman’s qualifications to serve on our Board include his extensive executive experience in the health care industry as well as his extensive knowledge and experience as a board member of corporate governance and the responsibilities of directors.

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

Charles Cook, M.D. – Dr. Cook is a board certified orthopedic surgeon subspecializing in disorders of the foot and ankle. He has been engaged in private practice since 1988. He currently serves as a manager of Orthopedic Specialists, an orthopedic group practice located in Dallas, Texas. Dr. Cook received his undergraduate degree from Louisiana State University and medical degree from Louisiana State University Medical School, where he served as class officer and Alpha Omega Alpha president. He served as Clinical Assistant Professor at University of Texas Southwestern Medical Center in Dallas and continues to serve as teaching staff at the John Peter Smith Hospital orthopedic training program in Fort Worth, Texas. Dr. Cook also founded, and has served since its inception as president, of Orthopedic Surgery Association of North Texas. Dr. Cook served as a director of USMD Inc. for several years until its acquisition by the Company in 2012, and has served as a director of the Company and a member of the Company’s Audit Committee since July 2011. We believe Dr. Cook’s qualifications to serve on our Board include his extensive experience in the healthcare industry.

Frederick Cummings, M.D. – Dr. Cummings is an obstetrician and gynecologist and has been engaged in the practice of medicine since 1983. He was a physician of Medical Clinic of North Texas prior to its acquisition by the Company in 2012. Dr. Cummings was the chairman of the Board of Directors at Denton Community Hospital from 1995 to 2004 and Chairman of the Board of Directors at Presbyterian Hospital of Denton from 2005 to 2009. Dr. Cummings received his medical degree from Howard University College of Medicine in Washington D.C. Dr. Cummings has served as a director of the Company since July 2014. We believe Dr. Cummings’ qualifications to serve on our Board include his extensive experience in the healthcare industry.

Lawrence Darst – Mr. Darst retired from Chronic Care Solutions in 2006, having served as its Chief Financial Officer from 2004 until his retirement. Prior to that, Mr. Darst served as Executive Vice President and Chief Financial Officer of Home Care Supply, Inc. from 1999 to 2004. Prior to that, Mr. Darst worked at EY (formerly Ernst & Young, LLP) from 1974 through 1996. He was a Partner at EY from 1983 through 1996, and served as the firm’s Associate Regional Director of Accounting and Auditing in Dallas, Texas from 1995 through 1996. Since his retirement, Mr. Darst has served the boards of directors of several privately held companies. Mr. Darst received his B.B.A. in Accounting from Lamar University. Mr. Darst has served as a director of the Company since September 2015. We believe Mr. Darst qualifications to serve on our Board include his extensive experience in financial matters in the healthcare industry, his extensive knowledge and experience in accounting and audit and his experience with corporate governance and the responsibilities of directors.

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

Paul Thompson, M.D. – Dr. Thompson is a urologist who has practiced medicine for over 20 years. He was born and raised in St. Louis, and practiced medicine in Missouri for 20 years, where he served as Chief of Surgery and Chief of Staff at Southeast Missouri Hospital. From 2008 to 2014, Dr. Thompson served as chief executive officer of Cenegenics Dallas-Fort Worth, a certified age management medical practice. He has served as the Chief Executive Officer of the Thompson Clinic of Health & Wellness since 2014. Dr. Thompson also serves as one of the authors for the certifying exam in Age Management Medicine. Dr. Thompson served as a director of USMD Inc. since its inception in 2007, and has served as a director of the Company since July 2011. We believe Dr. Thompson’s qualifications to serve on our board of directors include his many years of experience in the healthcare industry.

Our Executive Officers

Our Board elects all of our executive officers, who hold office until their respective successors are elected and qualified.

Name	Age	Current Position(s)
John House, M.D.	61	Chairman of the Board, Chief Executive Officer and President
Jim Berend	59	Executive Vice President, Chief Financial Officer and Interim Chief Accounting Officer
Michael Bukosky	62	Executive Vice President, Chief Operating Officer and Chief Administrative Officer
Richard Johnston, M.D.	67	Executive Vice President and Chief Physician Officer

John House, M.D. – Dr. House is a board certified urologic surgeon and is the Chairman of the Board of Directors, Chief Executive Officer and President of the Company. He has been the Chairman and Chief Executive Officer of the Company since May 7, 2010 and assumed the title of President on February 5, 2016. Prior to that time, he served as Chairman and Chief Executive Officer of USMD Inc. until its acquisition by the Company in 2012. Dr. House was also a founder and served as managing partner of Urology Associates of North Texas, L.L.P., one of the largest urology group practices in North America. He has served on the Board of USMD Hospital at Arlington and USMD Hospital at Fort Worth, both of which are acute care hospitals located in the North Texas area. As Chief Executive Officer of USMD Inc., Dr. House oversaw the operations and activities of U.S. Lithotripsy, L.P., a company that provides lithotripsy services under arrangements to hospitals and other health care providers, and USMD Cancer Treatment Centers, L.L.C., a wholly owned subsidiary of the Company that develops, owns, operates and manages cancer treatment centers in Texas and other domestic locations. Dr. House is a diplomat of the American Board of Urology. He has been engaged in the practice of medicine since 1988. As founder, he brings over 25 years of unique knowledge, direction and perspective of the Company’s strategy and business to the Board of Directors.

Jim Berend – Mr. Berend was appointed as the Company’s Executive Vice President and Chief Financial Officer on August 7, 2015 and was appointed its Interim Chief Accounting Officer on January 29, 2016. Mr. Berend was an independent consultant providing financial and accounting consulting services to companies in the healthcare industry. From March 2014 to February 2015, Mr. Berend was the chief financial officer of a company that operates surgical hospitals across Texas. As chief financial officer, he was responsible for finance and accounting, centralized business office, materials management and hospital financial operations. From 2007 to 2014, Jim developed and led the healthcare practice at the Dallas office of Grant Thornton, LLP. Under his supervision, the practice grew to one of the largest and most successful in the firm and included dozens of health care clients, including two of the largest health systems in Dallas, Texas. Prior to his time at Grant Thornton, LLP, Mr. Berend was the partner in charge of healthcare consulting for the Southwest Area at Ernst & Young and the partner in charge of the DFW healthcare practice at Arthur Andersen, where he began his career in 1978. Mr. Berend is a licensed Certified Public Accountant and received his Bachelor of Business Administration, with highest honors, from the University of Texas at Austin.

Michael Bukosky – Mr. Bukosky has served as the Company’s Executive Vice President and Chief Administrative Officer since June 25, 2014 and was appointed to serve as the Company’s Chief Operating Officer on February 5, 2016. He has more than 35 years of experience in hospital and clinic and physician group administration and operations. Prior to joining the Company, Mr. Bukosky was chief executive officer of University of Louisville Physicians, the largest, multi-specialty physician practice group in Louisville. Mr. Bukosky has also served as executive vice president and chief administrative officer of Carle Clinic Association, and he has more than 20 years of experience working in administration at Scott and White. He is active in the American Medical Group Association (AMGA), a trade association representing more than 130,000 physicians who provide healthcare services to more than 120 million patients. He has served as the organization’s chairman of the board, secretary and treasurer, and he is actively involved with the Public Policy Committee, which represents more than 100,000 physicians nationally in matters of governmental policy. Mr. Bukosky received a Bachelor of Science in Business Administration and Accounting from Kings College in Wilkes-Barre, Pennsylvania., and his Master’s degree in Healthcare Administration from Southwest Texas State University in San Marcos, Texas.

Richard C. Johnston, M.D, FACP. – Dr. Johnston has served as the Company’s Chief Physician Officer since September 1, 2012. He graduated from Texas Tech University School of Medicine in 1975 and completed his Internal Medicine residency in 1978 at Austin Breckenridge Hospital. He is a Fellow of the American College of Physicians. He has been in private practice in the Dallas/Fort Worth area since 1978, and from 2006 until 2012 he served as the President of The Medical Clinic of North Texas, P.A. Dr. Johnston also served as the first Chief of Staff at Las Colinas Medical Center where he now has an internal medicine practice. In his role as Chief Physician Officer, Dr. Johnston also helps lead the Company’s physicians in fulfilling their mission of improving community health.

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

Controlled Company

UANT Ventures, L.P., a Texas limited partnership (“Ventures”) owns 8,667,800, or approximately 76%, of the issued and outstanding shares of common stock of the Company. Because Ventures owns the majority of our issued and outstanding common stock, we are a “controlled company” within the meaning of the NASDAQ corporate governance standards. Accordingly, we are not required to comply with certain generally applicable corporate governance standards, including the requirement that a majority of the Board consist of independent directors, and the requirement that we have independent director oversight of executive officer compensation and director nominations. Under the rules pertaining to “controlled companies,” we are required to have an Audit Committee made up entirely of independent directors, but we are not required to establish a compensation committee or a nominating committee, and we have not done so.

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

Audit Committee

Our Board has established an Audit Committee, comprised of Ms. Bundy, Mr. Castleman, Dr. Cook and Mr. Darst. The Audit Committee is governed by a written charter. The full text of the Audit Committee charter is available on our website located at www.usmdinc.com or in print to any interested party who requests it. Requests should be sent in writing to the Company Secretary at the 6333 North State Highway 161, Suite 200, Irving, Texas 75038.

Mr. Darst has served as Chairman of the Audit Committee since September 2015. Mr. Castleman and Dr. Cook have served as members of the Audit Committee since July 2011 and Ms. Bundy has served as a member of the Audit Committee since October 2012. Our Board has determined that each member of the Audit Committee meets the independence standards and other requirements of Audit Committee members prescribed by the NASDAQ Capital Market. In addition, our Board has determined that Mr. Darst and Mr. Castleman each qualifies as an “audit committee financial expert” under Item 407 of Regulation S-K promulgated by the SEC.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations by the persons required to file reports under Section 16(a) of the Exchange Act, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our executive officers, directors and beneficial owners during fiscal 2015 were met with the exception of the following: Dr. Brock, Ms. Bundy, Mr. Castleman, Dr. Dickey and Dr. Thompson each inadvertently failed to file timely six reports on Form 4 reporting six transactions; Drs. Cook and Cummings inadvertently failed to file timely seven reports on Form 4 reporting seven transactions; Dr. Saalfield inadvertently failed to file timely eight reports on Form 4 reporting eleven transactions; Dr. House inadvertently failed to file timely nine reports on Form 4 reporting twelve transactions; Mr. Bukosky, Mr. Darst and Dr. Johnston each inadvertently failed to file timely one reports on Form 4 reporting one transaction; and Dr. Collini inadvertently failed to file timely eight reports on Form 4 reporting nine transactions.

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

EXECUTIVE COMPENSATION

In this section we provide detailed information regarding compensation paid to each named executive officer. Our named executive officers are our Chief Executive Officer and our two most highly compensated executive officers of the Company, including salary, bonus, stock awards, option awards and all other compensation, as of the most recently completed fiscal year. Our named executive officers for fiscal year 2015 were:

John House, M.D – Chairman of the Board, Chief Executive Officer and President

Michael Bukosky – Executive Vice President, Chief Operating Officer and Chief Administrative Officer

Jim Berend – Executive Vice President, Chief Financial Officer and Interim Chief Accounting Officer

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

Our executive officers are eligible to participate in the 2010 USMD Holdings, Inc. Equity Compensation Plan and may be granted equity awards under the Plan as determined by our Board. In addition, each executive officer may elect to participates in our USMD Salary Deferral Plan (the “Salary Deferral Plan”), pursuant to which payment of a predetermined portion of such executive officer’s base salary is deferred to the end of each calendar quarter and is paid at that time in the form of cash, shares of common stock or a combination of both, as determined by the plan administrators. As of January 1, 2016, none of our executive officers elected to participate in the Salary Deferral Plan and, consequently, the payment of their base salaries is no longer deferred.

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

Material Terms of Employment Contracts of Named Executive Officers

John House, M.D., Chairman, Chief Executive Officer and President

Dr. House is currently Chairman of the Company’s Board, Chief Executive Officer and President of the Company, and he provides professional medical services as a physician employee of USMD Affiliated Services, an affiliate of the Company. He is compensated by the Company or an affiliate of the Company for all of these services. Dr. House’s written agreement with the Company provides that the compensation he receives for his services as Chief Executive Officer and President of the Company will consist of (i) annual base compensation as determined by the Board of Directors, minus (ii) an amount equal to the compensation Dr. House received from USMD Affiliated Services for rendering professional services as a physician. Based upon this methodology, in 2015 and 2014, Dr. House earned $387,225 and $417,104, respectively, as compensation for serving as the Chief Executive Officer and President of the Company. Such compensation was paid partly in cash and partly in shares of the Company’s common stock.

Dr. House has also entered into a physician services agreement with USMD Affiliated Services, an affiliate of the Company, pursuant to which Dr. House is compensated for providing professional medical services to patients on behalf of USMD Affiliated Services. The agreement has a ten-year term but may be terminated by either party with or without cause upon 90 days’ written notice. Under the terms of this agreement, Dr. House receives compensation for providing medical services to patients based upon the aggregate amount of revenues generated by the USMD Affiliated Services’ physicians and his achievement of certain patient satisfaction and quality metrics. Based on this methodology, in 2015 and 2014, Dr. House received no compensation from USMD Affiliated Services pursuant to his physician services agreement.

Other Named Executive Officers

Neither Mr. Bukosky nor Mr. Berend has entered into a written employment agreement with the Company, and we do not intend at this time to enter into employment contracts with either executive officer. The Company routinely evaluates its executive management structure and contracting process and the Board may determine it is in the best interest of the Company to enter into such an agreement in the future.

Severance Agreements

Michael Bukosky, Executive Vice President, Chief Operating Officer and Chief Administrative Officer

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

Jim Berend, Executive Vice President, Chief Financial Officer and Interim Chief Accounting Officer

Mr. Berend has entered into a severance agreement with the Company. Under the terms of the severance agreement, if Mr. Berend’s employment is terminated by the Company for any reason other than a “Termination for Cause” (as defined in the severance agreement) or if he terminates his employment in a “Termination for Good Reason” (as defined in the severance agreement), Mr. Berend will receive a separation payment equal to 12 months of base salary if the termination occurs during the first two years after the commencement of his employment with the Company, or 18 months of base salary if the termination occurs more than two years after the commencement of his employment with the Company. This severance payment is subject to Mr. Berend’s execution of a release agreement releasing the Company and its affiliates from any claims arising out of his employment with the Company.

Other Named Executive Officers

Dr. House is not party to a severance agreement with the Company, and we do not anticipate at this time entering into such an agreement. We routinely evaluate the costs and benefits of providing severance benefits to our executives and could at a future time determine to enter into such a severance agreement.

Summary Compensation Table

The following table summarizes the compensation earned by, awarded to or paid to our named executive officers in the years ended December 31, 2015 and 2014. As we are a smaller reporting company, our “named executive officers” include our Principal Executive Officer and our two most highly compensated executive officers other than our Principal Executive Officer for fiscal year 2015.

Name and Office Held	Year	Salary			Bonus		Stock Awards(1)			Option Awards(1)			All Other Compensation(2)		Total

John M. House, M.D. Chairman of the Board, Chief Executive Officer and President	2014 2015		$360,508 154,159	(3) (3)	$ $	— —	$ $	133,856 319,892	(4) (5)	$ $	— —		$ $	24,566 40,354	$ $	518,930 514,405

Michael Bukosky Executive Vice President, Chief Operating Officer and Chief Administrative Officer	2014 2015	$ $	305,030 322,228	(6) (6)	$ $	— 190,000	$ $	9,293 59,372	(7) (9)	$ $	584,000 —	(8)	$ $	11,755 26,131	$ $	910,078 597,731

Jim Berend Executive Vice President, Chief Financial Officer and Interim Chief Accounting Officer	2014 2015	$ $	— 121,322		$ $	— —	$ $	— —		$ $	— 303,000	(10)	$ $	— 9,578	$ $	— 433,900

(1)	The amounts reported in this column reflect the aggregate grant date fair value of the stock awards and option awards granted under the Plan. The amount is determined in accordance with Accounting Standards Codification Topic 718. The actual amount of compensation realized, if any, by our named executive officers may differ from the amounts presented in the table.
(2)	Represents other compensation to the named executive officers, such as employer safe harbor contributions to employee 401(k), employer contributions to employee health savings accounts and employer payment of employee medical and term life insurance.
(3)	Pursuant to the Salary Deferral Plan, $56,596 of Dr. House’s salary in 2014 and $233,066 of Dr. House’s salary in 2015 was paid in shares of common stock and is not included in this amount. All director compensation in 2014 and 2015 was paid in shares of common stock and is also not included in this amount.
(4)	Represents stock awards of $50,988 earned and paid in 2014 and $82,868 earned in 2014 and paid in 2015. Pursuant to the Salary Deferral Plan, $56,596 of Dr. House’s salary in 2014 for his service as Chief Executive Officer was paid in shares of common stock with a grant date fair value of $45,486. All director compensation earned by Dr. House in 2014 for his service on the Board, totaling $88,370, was paid in shares of common stock.
(5)	Represents stock awards of $298,277 earned and paid in 2015 and $21,615 earned in 2015 and paid in 2016. Pursuant to the Salary Deferral Plan, $233,066 of Dr. House’s salary in 2015 for his service as Chief Executive Officer was paid in shares of common stock. All director compensation earned by Dr. House in 2015 for his service on the Board, totaling $86,826, was paid in shares of common stock.
(6)	Pursuant to the Salary Deferral Plan, $11,562 of Mr. Bukosky’s salary in 2014 and $59,372 of Mr. Bukosky’s salary in 2015 was paid in shares of common stock and is not included in this amount.
(7)	Represents stock awards earned in 2014 that were paid in 2015. Pursuant to the Salary Deferral Plan, $11,562 of Mr. Bukosky’s salary in 2014 was paid in shares of common stock with a grant date fair value of $9,293.
(8)	Represents options to purchase 100,000 shares of common stock awarded to Mr. Bukosky upon the start of his employment.
(9)	Represents stock awards earned and paid in 2015. Pursuant to the Salary Deferral Plan, $59,372 of Mr. Bukosky’s salary in 2015 was paid in shares of common stock.
(10)	Represents options to purchase 100,000 shares of common stock awarded to Mr. Berend upon the start of his employment.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity-based awards granted by the Company as of December 31, 2015 to our named executive officers.

Name and Office Held	Number of Securities Underlying Unexercised Options - (#) Exercisable	Number of Securities Underlying Unexercised Options - (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price)	Option Expiration Date
John M. House, M.D. Chairman of the Board, Chief Executive Officer and President	—	—	—	—	—
Michael Bukosky(1) Executive Vice President, Chief Operating Officer and Chief Administrative Officer	60,000	40,000	—	$15.54	3/7/22
Jim Berend Executive Vice President, Chief Financial Officer and Interim Chief Accounting Officer	40,000	60,000	—	$8.21	8/6/23

(1)	Mr. Bukosky was awarded options to purchase 100,000 shares of common stock under the 2010 USMD Holdings, Inc. Equity Compensation Plan. The grant date of the options was March 7, 2014 and the strike price is $15.54. Options for 20,000 shares vested on the grant date and the remaining options vest at a rate of 20,000 shares per year on the first day of each calendar year, beginning on January 1, 2015, until fully vested. The options expire on March 7, 2022.
(2)	Mr. Berend was awarded options to purchase 100,000 shares of common stock under the 2010 USMD Holdings, Inc. Equity Compensation Plan. The grant date of the options was August 6, 2015 and the strike price is $8.21. Options for 20,000 shares vested on the grant date and the remaining options vest at a rate of 20,000 shares per year on the first day of each calendar year, beginning on January 1, 2016, until fully vested. The options expire on August 6, 2023

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

The Chairman of our Board, Dr. House, is a member of our executive management team. He receives compensation for his service as a director in addition to any employment compensation he may receive for providing non-directorial services to the Company. Below is a summary of director compensation.

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

Payment of Board Compensation in Cash or Stock

Effective September 1, 2012, the Board of Directors authorized its Chairman to pay director compensation to directors in the form of either cash or common stock of the Company. Effective November 20, 2013, the Chairman exercised this discretion and advised the directors that director compensation from that day forward would be paid in common stock of the Company until further notice. For purposes of determining the number of shares to issue to directors as board compensation, the price of a share of the Company’s common stock was established as the greater of (a) the average closing price of a share of the Company’s common stock on each trading day for the 30 calendar day period ending on grant date, or (b) the closing price of a share of the Company’s common stock on the grant date. On January 1, 2016, the Chairman again exercise his discretion to determine the form of compensation for directors and advised the directors that, beginning January 1, 2016, director compensation would be paid in cash until further notice.

Directors’ Compensation Table

The following table summarizes the compensation earned by or paid to directors for the fiscal year ended December 31, 2015. Director compensation for Dr. House is excluded from this table because he is a named executive officer whose total compensation from the Company in year 2015 is disclosed in the Summary Compensation Table for executive officers above.

	Stock Awards(1)	Total
Steven Brock, M.D.	$49,065	$49,065
Darcie Bundy	$63,230	$63,230
Breaux Castleman	$63,230	$63,230
M. Patrick Collini, M.D.	$46,286	$46,286
Charles Cook, M.D.	$73,271	$73,271
Frederick Cummings, M.D.	$53,229	$53,229
Lawrence Darst	$21,968	$21,968
Russell Dickey, M.D.	$49,065	$49,065
James Saalfield, M.D.	$49,065	$49,065
Paul Thompson, M.D.	$49,065	$49,065

(1)	During all of 2015, directors were compensated for their services on the Board of Directors of the Company with shares of common stock in lieu of cash. The amounts reported in this column reflect the aggregate grant date fair value of the stock awards granted under the USMD Holdings, Inc. 2010 Equity Compensation Plan for services rendered as a member of the Board. The amount is determined in accordance with Accounting Standards Codification Topic 718. The actual amount of compensation realized, if any, by our directors may differ from the amounts presented in the table. The conversion of board compensation to common stock of the Company generally results in recorded amounts that differ from the compensation amounts described above under “Director Compensation Policy.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

In addition, in July, 2014, the Board submitted for approval to Ventures, the Company’s majority shareholder, and Ventures approved by written consent, the adoption of the USMD Salary Deferral Plan. The Salary Deferral Plan permits us to defer the payment of a predetermined portion of a participant’s base salary to the end of each calendar quarter. If any employee elects to participate in the Salary Deferral Plan, the plan administrator will decide at the end of each quarter whether the deferred portion of the participant’s salary will be paid in the form of cash, shares of common stock or a combination of both. Any shares of common stock issued under the Salary Deferral Plan will be issued from the 2,500,000 shares of common stock authorized for issuance under the Plan. As of January 1, 2016, none of our employees have elected to participate in the Salary Deferral Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information regarding the Company’s equity securities that are authorized for issuance under the Plan and the Salary Deferral Plan as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	—	$—	—
Equity compensation plans not approved by security holders(1)	897,216	$20.03	329,416
Total

(1)	The Plan reserves a total of 2,500,000 shares of the Company’s common stock for issuance of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. Any shares issued under the Salary Deferral Plan will be issued from the 2,500,000 shares authorized for issuance under the Plan.

Security Ownership by Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership of our outstanding common stock, as of April 24, 2016, by: (1) all persons that we know are beneficial owners of more than 5% of our common stock; (2) each director and director nominee; (3) each of the named executive officers included in the Summary Compensation Table included in this proxy statement; and (4) all directors and named executive officers as a group. Except as otherwise indicated, and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to all shares beneficially owned.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percentage Ownership
5% or more beneficial owners
UANT Ventures, L.P.(3)	8,736,782	76.68%
John M. House, M.D.(4)	871,682	7.65%
Directors (excluding Dr. House)
Steven Brock, M.D.(5)	61,115	0.54%
Darcie Bundy	13,887	0.12%
Breaux Castleman	14.491	0.13%
Patrick Collini, M.D.(6)	166,834	1.46%
Charles Cook, M.D.(7)	170,505	1.50%
Frederick Cummings, M.D.(8)	55,881	0.49%
Lawrence Darst	2,659	0.02%
Russell Dickey, M.D.(9)	102,220	0.90%
James Saalfield, M.D.(10)	155,200	1.36%
Paul Thompson, M.D.(11)	452,340	3.97%
Named Executive Officers (excluding Dr. House)
Jim Berend(12)	40,000	0.35%
Michael Bukosky(13)	67,819	0.60%
Executive officers and directors as a group (13 persons)(14)	2,174,633	19.09%

(1)	Unless otherwise noted, the address of each person listed is 6333 North State Highway 161, Suite 200, Irving, Texas 75038.
(2)	Includes for each executive officer and director who is a partner of UANT Ventures, L.P. his or her pecuniary interest in the shares and options owned by UANT Ventures, L.P. Each executive officer or director who is a partner of UANT Ventures, L.P. has shared voting power and shared investment power with respect to his or her pecuniary interest in the shares or options owned by UANT Ventures, L.P.
(3)	Represents 8,667,800 shares held directly and options exercisable within 60 days to purchase 68,982 shares held directly.
(4)	Represents 100,299 shares held directly, 756,334 shares held indirectly through UANT Ventures, L.P., 13,248 shares held indirectly through John M. House, MD, P.A. and options exercisable within 60 days to purchase 1,801 shares held indirectly through UANT Ventures, L.P.
(5)	Represents 17,503 shares held directly and 37,862 shares held indirectly through UANT Ventures, L.P. The Company issued a 5% convertible subordinated note due in 2019 in the original principal amount of $3,894,742 to AOB Surgical Group, Ltd., an entity in which Dr. Brock is a beneficial owner. The note is convertible into shares of the Company’s common stock and, upon conversion of the original unpaid principal balance of the note, Dr. Brock would be the beneficial owner of 5,750 shares held indirectly through AOB Surgical Group, Ltd.
(6)	Represents 20,857 shares held directly, 13,248 shares held indirectly through M. Patrick Collini, MD, P.A., 130,929 shares held indirectly through UANT Ventures, L.P. and options exercisable within 60 days to purchase 1,800 shares held indirectly through UANT Ventures, L.P.
(7)	Represents 29,506 shares held directly and 140,999 shares held indirectly through UANT Ventures, L.P.
(8)	Represents 20,259 shares held directly and 35,622 shares held indirectly through UANT Ventures, L.P.
(9)	Represents 29,233 shares held directly and 38,489 shares held indirectly through UANT Ventures, L.P. The Company issued a 5% convertible subordinated note due in 2019 in the original principal amount of $3,894,742 to AOB Surgical Group, Ltd., an entity in which Dr. Dickey is a beneficial owner. The note is convertible into shares of the Company’s common stock and, upon conversion of the original unpaid principal balance of the note, Dr. Dickey would be the beneficial owner of 34,498 shares held indirectly through AOB Surgical Group, Ltd.
(10)	Represents 18,832 shares held directly, 13,248 shares held indirectly through James G. Saalfield MD, P.A., 121,464 shares held indirectly through UANT Ventures, L.P. and options exercisable within 60 days to purchase 1,756 shares held indirectly through UANT Ventures, L.P.
(11)	Represents 42,861 shares held directly and 409,479 shares held indirectly through UANT Ventures, L.P.
(12)	Represents options exercisable within 60 days to purchase 40,000 shares held directly.
(13)	Represents 7,819 shares held directly and options exercisable within 60 days to purchase 60,000 shares held directly.
(14)	Includes options exercisable within 60 days to purchase 105,357 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

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

We were indebted to Dr. House and Dr. Thompson in connection with the 2007 redemption of their partnership interests in U.S. Lithotripsy, LP. The highest amounts of indebtedness under these notes during the fiscal year ended December 31, 2015 were $2,553,189 to Dr. House and $1,278,029 to Dr. Thompson. In connection with the sale of the USMD Lithotripsy Division (as reported on the Current Report on Form 8-K filed with the SEC on December 24, 2015) , we repaid the notes in full on December 18, 2015. The interest rate on the notes was 9% per annum, or 10% per annum in the event payment of an interest premium was triggered. Total interest paid during 2015 was $227,908 to Dr. House and $113,894 to Dr. Thompson.

In 2013, we purchased certain equity interests in USMD Hospital at Arlington from AOB Surgical Group, Ltd. In connection with this acquisition, we issued a 5% convertible subordinated note due in 2019 in the original principal amount of $3,894,742 to AOB Surgical Group, Ltd. Drs. Brock and Dickey are beneficial owners of AOB Surgical Group, Ltd. and, as such, have an indirect interest in the convertible note. Interest is paid monthly on the note at an interest rate of 5% per annum and the principal balance is due in full at maturity on March 1, 2019. The note is convertible into shares of the Company’s common stock at a conversion rate of one share for each $23.37 of principal. The highest amount of indebtedness under this note during the fiscal year ended December 31, 2015 was $3,894,472, and the note balance as of December 31, 2015 was $3,894,742. Interest paid on the note during 2015 was $194,737.

Six of our directors – Drs. Brock, Collini, Cummings, Dickey, House and Saalfield – are licensed physicians who have entered into physician services agreements with USMD Affiliated Services, an affiliate of the Company. Pursuant to these agreements, each of these directors is compensated for providing professional medical services to patients on behalf of USMD Affiliated Services. Each agreement has a ten-year term, but may be terminated by either party with or without cause upon 90 days’ written notice. In addition, each director also provided managerial and administrative services as a physician leader and was compensated for providing such services. Total compensation in 2015 relating to their employment as physicians for these directors (other than Dr. House, for whom such compensation is disclosed in the Summary Compensation Table) was as follows:

Director	Compensation received for providing professional medical services	Other Compensation(1)	Total fees received
Steve Brock, M.D.	$435,709	$25,543	$461,252
Patrick Collini, M.D.	$412,488	$31,743	$444,191
Frederick Cummings, M.D.	$918,856	$80,258	$999,114
Russell Dickey, M.D.	$535,487	$34,250	$569,737
James Saalfield, M.D.	$494,187	$92,450	$586,637

(1)	Compensation received for services as a physician administrator and other compensation such as employer safe harbor contributions to employee 401(k), employer contributions to employee health savings accounts and employer payment of employee term life insurance.

Neil House, the brother of Dr. John House, served as the President of U.S. Lithotripsy, L.P. (the USMD Lithotripsy Division) until that division was sold to an unrelated third party on December 18, 2015. During 2015 through the date of the sale, Neil House was an at-will employee of the Company, and in calendar year 2015, he earned compensation for his services in the amount of $496,021.

Eric House, the son of Dr. John House, serves as the Senior Vice President of Development for USMD Cancer Treatment Centers, L.L.C. Eric House is an at-will employee of the Company, and in calendar year 2015 he earned compensation for his services in the amount of $183,244.

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

Our Board has determined that each of Ms. Bundy, Mr. Castleman, Dr. Cook and Mr. Darst qualify as an “independent director” under the applicable listing standards of the NASDAQ Capital Market and the applicable rules of the SEC and that each such person is free of any relationship that would interfere with the individual exercise of his or her independent judgment. Our Board has further determined that each such person meets the independence requirements prescribed by the SEC, including Rule 10A-3(b)(1) under the Exchange Act related to audit committee member independence. Our Board has determined that the remaining directors are not “independent” under the applicable listing standards of the NASDAQ Capital Market. Drs. House, Brock, Collini, Cummings, Dickey and Saalfield are employed by the Company or one of its affiliates and are not considered “independent.” Dr. Thompson is not employed by the Company nor any of its affiliates, but he is not considered “independent” because, until it was paid off in December 2015, Dr. Thompson held a promissory note issued by the Company in partial payment of the Company’s purchase in 2007 of equity interests in U.S. Lithotripsy, LP, an entity previously owned by Dr. Thompson.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm

On August 31, 2015, our Audit Committee accepted the resignation of Grant Thornton, LLP (‘Grant Thornton”) as the Company’s independent registered public accounting firm. On October 20, 2015, the Audit Committee selected RSM US LLP (“RSM”) to serve as the Company’s independent registered public accounting firm for the year ended December 31, 2015. We understand the need for RSM to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of RSM, the Company utilizes RSM’s services only for audit services.

The aggregate fees and expenses billed for professional services rendered by Grant Thornton for the fiscal year ended December 31, 2014 and by RSM for the fiscal year ended December 31, 2015 were as follows:

Type of Fees	2015		2014
Audit Fees	$150,000	(1)	$575,646
Audit-Related Fees	$—		$17,490
Tax Fees	$—		$—
Other Fees	$—		$—

Total	$150,000		$593,136

(1)	Does not reflect any fees paid to Grant Thornton for the fiscal year ended December 31, 2015.

“Audit Fees” are fees for the audit of our consolidated financial statements included in Form 10-K, review of our condensed consolidated financial statements included in Form 10-Q, SEC registration statements and services that are normally provided by the accountant in connection with our statutory and regulatory filings or engagements.

“Audit-Related Fees” consists primarily of professional services rendered in connection with the audit of employee benefit plans, billed during the year ended December 31, 2014.

“Tax Fees” are fees related to the Company’s tax compliance, tax advice or tax planning services. Grant Thornton did not provide any such services in 2015 and 2014.

“Other Fees” are fees for any services not included in the first two categories. There are no fees that fell into the classification of “Other Fees” in 2015 and 2014.

Pre-Approval Policy

Consistent with SEC policies regarding auditor independence and the Audit Committee Charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of our independent registered public accounting firm. All of the services performed by Grant Thornton and RSM in 2015 and 2014 were pre-approved. Pre-approval is provided at regularly scheduled Audit Committee meetings; however, the authority to pre-approve services between meetings, as necessary, has been delegated to the Chairman of the Audit Committee, subject to formal approval by the Audit Committee at the next regularly scheduled meeting.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Contribution and Purchase Agreement, dated as of August 19, 2010, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on December 23, 2010)

2.2	Amendment to the Contribution and Purchase Agreement, dated as of February 9, 2012, by and among the Registrant, USMD Inc., Urology Associates of North Texas, L.L.P. and UANT Ventures, L.L.P. (incorporated by reference to Annex A of registrant’s Registration Statement on Form S-4 filed on March 8, 2012)

2.3	Agreement and Plan of Merger dated as of December 1, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas, P.A. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on December 7, 2011)

2.4	First Amendment to Agreement and Plan of Merger dated as of May 21, 2012 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company Inc. and The Medical Clinic of North Texas P.A (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

2.5	Agreement and Plan of Merger dated as of December 15, 2011 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, L.L.C. and Impel Management Services, L.L.C. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on December 19, 2011)

2.6	First Amendment to Agreement and Plan of Merger dated as of May 21, 2012 by and among Registrant, UANT Ventures, L.L.P., UANT Acquisition Company No. 2, L.L.C. and Impel Management Services, L.L.C. (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012)

2.7	Securities Purchase Agreement dated as of December 18, 2015 by and among US Lithotripsy Holdings, LLC, USMD, Inc., USGP, LLC and U.S. Lithotripsy, L.P. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on December 24, 2015)

3.1	Certificate of Incorporation of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

3.2	Bylaws of USMD Holdings, Inc. (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form S-4/A filed on February 16, 2011)

4.1	Investor Rights Agreement dated August 12, 2012 by and between Registrant and UANT Ventures, L.L.P. (incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-4/A filed on March 8, 2012)

4.2	Form of 5% Convertible Subordinated Note Due 2019 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on September 16, 2013)

4.3	Form of 7.75% Convertible Subordinated Note Due 2020 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on April 2, 2015)

4.4	Form of 7.25% Convertible Subordinated Note Due 2020 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on May 1, 2015)

10.1†	USMD Holdings, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of registrant’s Annual Report on Form 10-K filed on March 30, 2012)

10.2†	First Amendment to USMD Holdings, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 11, 2014)

10.3†	USMD Salary Deferral Plan (incorporated by reference to Exhibit 99.2 of the registrant’s Registration Statement on Form S-8 filed on July 14, 2014)

10.4†	Severance Agreement dated as of March 6, 2014 by and between Registrant and Michael Bukosky (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 25, 2014)

10.5	Credit Agreement dated as of August 31, 2012 by and among Registrant, certain other borrowers, the lenders from time to time party thereto and J.P. Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2012)

10.6	Amendment No. 1 to Credit Agreement dated February 28, 2013 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 6, 2013)

10.7	Amendment No. 3 to Credit Agreement dated February 25, 2014 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 27, 2014)

10.8	Amendment No. 4 to Credit Agreement dated April 14, 2014 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain other lenders (incorporated by reference to Exhibit 10.10 of registrant’s Annual Report on Form 10-K filed on April 15, 2014)

10.9	Amendment No. 5 to Credit Agreement dated September 23, 2014 by and among Registrant, certain other borrowers, JPMorgan Chase Bank, N.A., as agent, and certain other lenders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 25, 2014)

10.10	Amendment No. 6 to Credit Agreement and Amendment No. 1 to the Guarantee and Collateral Agreement dated December 22, 2014 by and among Registrant, certain other borrowers, and Southwest Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 30, 2014)

10.11	Amendment No. 7 to Credit Agreement dated March 13, 2015 by and among Registrant, certain other borrowers, and Southwest Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 2, 2015)

10.12	Amendment No. 8 to Credit Agreement dated April 29, 2015 by and among Registrant, certain other borrowers, and Southwester Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 1, 2015)

10.13	Amendment No. 9 to Credit Agreement and Amendment No. 2 to Guarantee and Collateral Agreement dated August 11, 2015 by and among Registrant, certain other borrowers, and Southwest Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on August 13, 2015)

10.14	Amendment No. 10 to Credit Agreement dated September 18, 2015 by and among Registrant, certain other borrowers, and Southwester Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on September 24, 2015)

10.15	Amendment No. 11 to Credit Agreement dated November 13, 2015 by and among Registrant, certain other borrowers, and Southwester Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on November 16, 2015)

10.16	Consent, Waiver and Amendment No. 12 to Credit Agreement dated December 18, 2015 by and among Registrant, certain other borrowers, and Southwester Bank, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 24, 2015)

10.17	Securities Exchange Agreement, dated as of September 1, 2013, by and among Registrant and Certain Class P Limited Partners of USMD Hospital at Arlington, L.P. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 16, 2013)

10.18	Amended and Restated Guaranty Agreement dated as of September 18, 2015 by Mat-Rx Development, L.L.C. in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 24, 2015)

10.19†	Letter of Engagement dated April 24, 2015 by and between Registrant and Rudish Consulting Services, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 14, 2015)

10.20* †	Severance Agreement dated December 31, 2015 by and between Registrant and Jim Berend

10.21* †	Employment Agreement dated January 1, 2013 by and between Registrant and John House, M.D.

10.22* †	Employment Agreement dated January 1, 2013 by and between Registrant and Richard Johnston, M.D.

21.1**	Subsidiaries of the Registrant

23.1**	Consent of RSM US LLP, independent registered public accounting firm

23.2**	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1*	Certification of John House, M.D., Chairman and Chief Executive Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Jim Berend, Chief Financial Officer, pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of John House, M.D., Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Jim Berend, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith
**	Previously filed (or, with respect to Exhibit 32.1 and 32.2, furnished) with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the SEC on April 14, 2016, which is being amended hereby.
†	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USMD HOLDINGS, INC.

/s/ John House
By:	John House, M.D.
Title:	Chairman of the Board, Chief Executive Officer and President
Dated:	April 29, 2016