Form 10-Q
period 2016-03-31
USMD Holdings, Inc.
filed 2016-05-16
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The registrant had 11,393,086 shares of common stock outstanding as of May 9, 2016.

USMD HOLDINGS, INC.

PART 1 – FINANCIAL INFORMATION

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS(1)
Current assets:
Cash and cash equivalents	$26,367	$29,593
Restricted cash	$8,727	9,727
Accounts receivable, net of allowance for doubtful accounts of $3,906 and $2,920 at March 31, 2016 and December 31, 2015, respectively	28,273	23,176
Inventories	2,190	2,345
Deferred tax assets, net	5,905	6,343
Prepaid expenses and other current assets	5,963	5,086

Total current assets	77,425	76,270
Property and equipment, net	28,203	28,981
Investments in nonconsolidated affiliates	68,293	68,851
Goodwill	89,856	89,856
Intangible assets, net	14,093	14,592

Total assets	$277,870	$278,550

LIABILITIES(2) AND EQUITY
Current liabilities:
Accounts payable	$10,264	$7,614
Accrued payroll	8,915	11,336
Other accrued liabilities	22,211	21,388
Other current liabilities	642	604
Current portion of long-term debt	6,988	7,121
Current portion of related party long-term debt	926	—
Current portion of capital lease obligations	2,055	1,486

Total current liabilities	52,001	49,549
Other long-term liabilities	10,105	10,120
Deferred compensation payable	4,051	4,275
Long-term debt, less current portion	26,906	26,741
Related party long-term debt, less current portion	14,507	15,421
Capital lease obligations, less current portion	5,929	6,049
Deferred tax liabilities, net	15,187	15,281

Total liabilities	128,686	127,436
Commitments and contingencies
Equity:
USMD Holdings, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 11,393,086 and 11,333,838 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	114	113
Additional paid-in capital	171,974	171,269
Accumulated deficit	(23,002)	(20,366)
Accumulated other comprehensive loss	(2)	(2)

Total USMD Holdings, Inc. stockholders’ equity	149,084	151,014
Noncontrolling interests in subsidiaries	100	100

Total equity	149,184	151,114

Total liabilities and equity	$277,870	$278,550

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
(1) Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Cash and cash equivalents	$21,398	$13,254
Accounts receivable	4,432	2,353
Prepaid expenses	12	22
Deferred tax asset	4,296	4,568

Total current assets	$30,138	$20,197

The assets of the consolidated VIE can only be used to settle the obligations of the VIE.
(2) Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Accounts payable	$5,045	$2,517
Other accrued liabilities	17,814	14,141

Total current liabilities	$22,859	$16,658

The liabilities of the consolidated VIE are obligations of the VIE and the creditors have no recourse to USMD Holdings, Inc.

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Patient service revenue	$50,368	$45,151
Provision for doubtful accounts related to patient service revenue	(2,257)	(1,200)

Net patient service revenue	48,111	43,951
Capitated revenue	28,275	23,071
Management and other services revenue	5,004	5,068
Lithotripsy revenue	—	4,856

Net operating revenue	81,390	76,946

Operating expenses:
Salaries, wages and employee benefits	41,913	41,509
Medical services and supplies expense	26,259	25,044
Rent expense	4,453	4,056
Provision for doubtful accounts	106	(133)
Other operating expenses	10,806	9,855
Depreciation and amortization	2,256	2,227

Total operating expenses	85,793	82,558

Loss from operations	(4,403)	(5,612)
Other income (expense):
Interest expense, net	(936)	(743)
Equity in income of nonconsolidated affiliates, net	1,651	1,756
Other gain	68	—

Total other income, net	783	1,013

Loss before income taxes	(3,620)	(4,599)
Benefit for income taxes	(984)	(2,019)

Net loss	(2,636)	(2,580)
Less: net income attributable to noncontrolling interests	—	(2,082)

Net loss attributable to USMD Holdings, Inc.	$(2,636)	$(4,662)

Loss per share attributable to USMD Holdings, Inc.
Basic	$(0.25)	$(0.46)
Diluted	$(0.25)	$(0.46)
Weighted average common shares outstanding
Basic	10,567	10,246
Diluted	10,567	10,246

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	USMD Holdings, Inc. Common Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total USMD Holdings, Inc.	Noncontrolling Interests in Subsidiaries
	Shares Outstanding	Par Value						Total Equity
Balance at December 31, 2015	11,334	$113	$171,269	$(2)	$(20,366)	$151,014	$100	$151,114
Net income (loss)	—	—	—	—	(2,636)	(2,636)	—	(2,636)
Share-based payment expense - stock options	—	—	234	—	—	234	—	234
Common stock issued in business combinations	27	—	200	—	—	201	—	201
Common stock issued for payment of accrued liabilities	7	—	60	—	—	60	—	60
Common stock issued for payment of 2015 accrued compensation	26	—	211	—	—	211	—	211

Balance at March 31, 2016	11,394	$114	$171,974	$(2)	$(23,002)	$149,084	$100	$149,184

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,636)	$(2,580)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	2,363	1,067
Depreciation and amortization	2,256	2,227
Accretion of debt discount and amortization of debt issuance costs	189	176
Gain on sale of assets	—	(3)
Equity in income of nonconsolidated affiliates, net	(1,651)	(1,756)
Distributions from nonconsolidated affiliates	2,209	2,658
Share-based payment expense	267	436
Deferred income tax benefit	344	(908)
Change in operating assets and liabilities:
Accounts receivable	(7,528)	(4,602)
Inventories	155	625
Prepaid expenses and other assets	(877)	(1,774)
Accounts payable	2,650	706
Accrued and other current liabilities	(1,132)	5,685
Other noncurrent liabilities	(239)	328

Net cash provided by (used in) operating activities	(3,630)	2,285

Cash flows from investing activities:
Capital expenditures	(351)	(276)
Payments received on note receivable for the sale of ownership interests	68	87
Proceeds from sale of property and equipment	—	3

Net cash used in investing activities	(283)	(186)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	3,500
Payments on long-term debt and capital lease obligations	(313)	(639)
Principal payments on related party long-term debt	—	(172)
Payment of debt issuance costs	—	(11)
Distributions to noncontrolling interests	—	(1,987)
Release (restriction) of restricted cash	1,000	—

Net cash provided by financing activities	687	691

Net increase (decrease) in cash and cash equivalents	(3,226)	2,790
Cash and cash equivalents at beginning of year	29,593	15,940

Cash and cash equivalents at end of period	$26,367	$18,730

Supplemental non-cash investing and financing information:
Accrued unissued share-based compensation	$—	$175
Liabilities paid in common stock	$291	$972
Property and equipment acquired through debt or capital lease financing	$597	$1,063
Finance sale of interest in nonconsolidated affiliate with note receivable	$—	$159
Fair value of common stock issued in business combinations	$200	$—
Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$415	$440
Interest to related parties	$135	$107
Income tax	$74	$402
Cash received for—
Income tax refund	$241	$—

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

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

Basis of Presentation:

The unaudited condensed consolidated financial statements and related notes of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information in this report not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of the Company’s management, are necessary for fair presentation of the condensed consolidated financial statements. The December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 14, 2016. Certain prior year amounts have been reclassified to conform to current year presentation.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2016

(Unaudited)

Recently Issued or Adopted Accounting Pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (‘ASU”) No. 2016-09 “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 changes certain aspects of accounting for share-based payment awards to employees, including the accounting for income taxes, application of estimated rates of forfeiture and statutory tax withholding requirements. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. Management is evaluating the impact that adoption of ASU 2016-09 will have on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 changes the analysis that a company must perform to determine whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the updated guidance. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership, eliminates the consolidation model specific to limited partnerships, modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and affects the evaluation of fee arrangements in the VIE primary beneficiary determination. ASU 2015-02 is effective for reporting periods beginning after December 15, 2015 and for interim periods within the fiscal year. The Company adopted ASU 2015-02 effective January 1, 2016. Adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 3 – Variable Interest Entities.

In April 2015, the FASB issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2015-03 effective January 1, 2016. In accordance with the new guidance, the Company reclassified debt issuance costs previously included in other assets to borrowings in the first quarter of 2016 and conformed prior periods. Adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-05 “Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted ASU 2015-05 effective January 1, 2016. Adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Sale of Lithotripsy Services Business

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

March 31, 2016

(Unaudited)

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

The Lithotripsy Services business was sold for $19.8 million in cash subject to working capital and other adjustments and before purchase price adjustments for indebtedness and transaction costs. The Company received proceeds of $10.3 million after adjustments for indebtedness, transaction costs and amounts placed into escrow. At March 31, 2016, $2.0 million remains in escrow to satisfy indemnification obligations, which is recorded as restricted cash on the Company’s consolidated balance sheet. The Company anticipates resolving working capital true-ups in the second quarter of 2016. For the three months ended March 31, 2015, the pre-tax profit of the Lithotripsy Services business was $3.7 million, inclusive of amounts attributable to noncontrolling interests. For the three months ended March 31, 2015, the pre-tax profit of the Lithotripsy Services business attributable to USMD Holdings, Inc. was $0.7 million.

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

Note 3 – Variable Interest Entity

In connection with the adoption of ASU 2015-02, the Company evaluated all of its investments to determine the investments that meet the definition of a VIE and which of the VIE’s meet the primary beneficiary requirements for consolidation.

Non-Consolidated Variable Interest Entities:

Metro I Stone Management, Ltd. (“Metro”) is a limited partnership which provides lithotripsy services to the Company’s hospitals and other healthcare entities. The Company is a single limited partner in Metro with a 60% equity interest. The third party general partner owns the remaining 40% partnership interest and has the power to direct all activities of the entity. The Company does not have substantive kick-out rights or substantive participation rights.

The Company evaluated its equity interest in Metro to determine if the entity is a VIE. The Company evaluated whether Metro’s equity at risk, as defined by GAAP, is considered to be insufficient to finance its activities without additional support and, whether the holders of the equity lack the characteristics of a controlling financial interest. The Company concluded that Metro is a variable interest entity as our equity interests are non-substantive and therefore, lack the characteristics of a controlling financial interest.

In order to determine whether the Company is Metro’s primary beneficiary and therefore would consolidate the variable interest entity, the Company considered whether it has i) the power to direct the activities of Metro that most significantly impact its economic performance and ii) the obligation to absorb losses of Metro that could potentially be significant to it, or the right to receive benefits from Metro that could potentially be significant to it. The Company concluded that the limited partnership is structured such that the Company does not have the power to direct the activities of Metro that most significantly impact its economic performance, and therefore Metro is not consolidated.

The Carrying Value of this investment was $6.6 million as of March 31, 2016 and is included in the Condensed Consolidated Balance Sheets as investments in nonconsolidated affiliates. The Company’s maximum exposure to losses correlates to its 60% equity interest. In addition, the Company has not provided any financial support to Metro as of March 31, 2016.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2016

(Unaudited)

Consolidated Variable Interest Entities:

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2016

(Unaudited)

	March 31, 2016	December 31, 2015
	(unaudited)
Current assets:
Cash and cash equivalents	$21,398	$13,254
Accounts receivable	4,432	2,353
Prepaid expenses	12	22
Deferred tax asset	4,296	4,568

Total current assets	$30,138	$20,197

Current liabilities:
Accounts payable	$5,045	$2,517
Other accrued liabilities	17,814	14,141

Total current liabilities	$22,859	$16,658

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

For the three months ended March 31, 2016 and 2015, WNI-DFW contributed capitated revenue of $28.3 million and $23.1 million, respectively, and income before provision for income taxes of $6.7 million and $3.0 million (after elimination of intercompany transactions), respectively.

Estimated Medical Claims Liability

In connection with the operations of WNI-DFW, the Company makes estimates related to incurred but not reported (“IBNR”) medical claims of WNI-DFW. The patient population to which WNI-DFW provides health services has limited medical claims activity from which claims-based actuarial judgments can be made. In addition, the full population is relatively small for precise actuarial determinations. Therefore, in addition to calculating IBNR claims using an actuarial estimate based on historical medical claims activity, management includes an adjustment factor based on broader patient populations deemed to be similar in risk profile to the WNI-DFW managed patient population. If actual results are not consistent with the Company’s estimate, the Company may be exposed to variances in medical services and supplies expense that may be material. At March 31, 2016 and December 31, 2015, the Company has recorded IBNR claims payable of $10.2 million and $13.1 million, respectively, which are included in other accrued liabilities.

Note 4 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2016

(Unaudited)

	March 31, 2016		December 31, 2015
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USMD Hospital at Arlington, L.P.	$51,274	46.40%	$51,872	46.40%
USMD Hospital at Fort Worth, L.P.	10,326	30.88%	10,277	30.88%
Other	6,693	10%-60%	6,702	10%-60%

	$68,293		$68,851

At March 31, 2016, USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) were significant equity investees, as that term is defined by SEC Regulation S-X Rule 8-03(b)(3). Financial information for USMD Arlington and USMD Forth Worth is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
USMD Arlington:
Revenue	$23,944	$21,685
Income from operations	$3,961	$4,295
Net income	$2,990	$3,456
USMD Fort Worth:
Revenue	$5,983	$5,740
Income from operations	$317	$410
Net income	$180	$265

Note 5 – Patient Service Revenue

The Company’s patient service revenue by payer is summarized in the table that follows (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$16,910	35.1%	$13,531	30.8%
Medicaid	773	1.6	772	1.8
Managed care and commercial payers	31,385	65.2	30,015	68.3
Self-pay	1,300	2.7	833	1.9

Patient service revenue before provision for doubtful accounts	50,368	104.7	45,151	102.7
Patient service revenue provision for doubtful accounts	(2,257)	(4.7)	(1,200)	(2.7)

Net patient service revenue	$48,111	100.0%	$43,951	100.0%

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management’s assessment of the collectability of patient and customer accounts. The Company regularly reviews this allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a patient’s or customer’s ability to pay. Uncollectible accounts are written off once collection efforts are exhausted. At March 31, 2016 and December 31, 2015, the allowance for doubtful accounts was 12.1% and 11.2%, respectively, of accounts receivable. A summary of the Company’s accounts receivable allowance for doubtful accounts activity is as follows (in thousands):

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2016

(Unaudited)

Balance at December 31, 2015	Provision for Doubtful Accounts Related to Patient Service Revenue	Provision for Doubtful Accounts	Recoveries of Bad Debt, Net of Write-offs	Balance at March 31, 2016
$2,920	2,257	106	(1,377)	$3,906

Note 6 – Intangible Assets

The components of amortizable intangible assets consist of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$5,246	$(979)	$4,267	$5,246	$(931)	$4,315
Trade names	11,212	(9,509)	1,703	11,212	(9,374)	1,838
Customer relationships	767	(767)	—	767	(767)	—
Noncompete agreements	12,632	(4,509)	8,123	12,632	(4,193)	8,439

	$29,857	$(15,764)	$14,093	$29,857	$(15,265)	$14,592

For the three months ended March 31, 2016 and 2015, aggregate amortization expense of intangible assets totaled $0.5 million and $0.6 million, respectively. Total estimated amortization expense for the Company’s intangible assets through the end of 2016 and during the next five years is as follows (in thousands):

April through December 2016.	$1,496
2017	$1,993
2018	$1,992
2019	$1,679
2020	$1,423
2021	$1,417

Note 7 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued payables	$2,408	$4,502
Accrued bonus	1,116	1,949
Other accrued liabilities	814	757
IBNR claims payable	10,230	13,052
Medical claims payable	7,535	793
Income taxes payable	108	335

	$22,211	$21,388

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2016

(Unaudited)

Note 8 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
USMD Holdings, Inc.
Credit Agreement:
Term loan, net of unamortized debt issuance of $46 and $74 at March 31, 2016 and December 31,2015, respectively	$6,705	$6,676
Revolving credit facility	—	—
USMD Arlington related party advance, net of unamortized discount and debt issuance costs of $268 and $ 278 at March 31, 2016 and December 31, 2015, respectively	14,732	14,721
Convertible subordinated notes due 2019, net of unamortized discount and debt issuance costs of $2,231 and $2,398 at March 31, 2016 and December 31, 2015, respectively	22,111	21,944
Convertible subordinated notes due 2020 (including $700 related party notes), net of $16	5,034	5,033
and $17 debt issuance costs at March 31, 2016 and December 31, 2015, respectively
Other loans payable	744	909
Capital lease obligations	7,985	7,535

Total long-term debt and capital lease obligations	57,311	56,818
Less: current portion	(9,969)	(8,607)

Long-term debt and capital lease obligations, less current portion	$47,342	$48,211

Long-Term Debt Maturities

Maturities of the Company’s long-term debt at March 31, 2016, excluding unamortized debt discounts, are as follows for the years indicated (in thousands):

April through December 2016.	$7,033
2017	3,865
2018	3,871
2019	28,192
2020	8,890
Thereafter	35

Total	$51,886

Note 9 – Fair Value of Financial Instruments

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2016

(Unaudited)

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$6,705	$6,705	$6,676	$6,750
Convertible subordinated notes due 2019	$22,111	$18,429	$21,944	$17,805
Convertible subordinated notes due 2020	$5,034	$5,292	$5,033	$4,307
Other loans payable	$744	$737	$909	$898

At March 31, 2016 and December 31, 2015, the carrying value of the Company’s Term Loan approximates fair value due to recent amendment of the debt and its short-term nature. No events have occurred subsequent to issuance and amendment of the Term Loan to substantially impact the estimated borrowing rate applicable to the Term Loan.

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

Note 10 – Share-Based Payment

Pursuant to the USMD Holdings, Inc. 2010 Equity Compensation Plan (the “Equity Compensation Plan”), the Company may issue up to 2.5 million equity awards to employees, nonemployee directors and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At March 31, 2016, the Company had 0.4 million shares available for grant under the Equity Compensation Plan.

Payments in Common Stock

For services rendered in 2015 as members of the Company’s Board of Directors, the Company elected to compensate directors in common stock of the Company in lieu of cash. Grant dates occur on the last day of each quarter for services rendered during that quarter. Shares granted are fully vested, non-forfeitable and granted pursuant to the Equity Compensation Plan. On February 21, 2016, in payment of Board of Directors’ compensation earned October 1, 2015 through December 31, 2015, the Company issued to members of the Company’s Board of Directors 21,522 previously granted shares of its common stock with an aggregate grant date fair value of $161,000.

Pursuant to the Equity Compensation Plan, on March 4, 2015, in payment of certain compensation accrued at December 31, 2015, the Company granted 4,447 shares of its common stock to a member of senior management. The shares had a grant date fair value of $35,000 and were issued on March 13, 2016.

Certain consultants to the Company have agreed to be partially compensated in common stock for services rendered. Shares granted are fully vested and non-forfeitable. Pursuant to the Equity Compensation Plan, during the year ended December 31, 2015, the Company granted to the consultants 6,613 shares of its common stock with a grant date fair value of $95,000, which were issued on March 13, 2016.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2016

(Unaudited)

The Company acquired certain assets of a general surgery practice in 2015 and elected to issue the former owners common stock equal to $200,000 divided by the closing price of the stock on the date of issuance, or 26,666 shares. Shares granted are fully vested and non-forfeitable. The shares were issued on February 5, 2016.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share and the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator :
Net loss attributable to USMD Holdings, Inc. - basic	$(2,636)	$(4,662)
Effect of potentially dilutive securities:
Interest on convertible notes, net of tax	—	—

Net loss attributable to USMD Holdings, Inc. - diluted	$(2,636)	$(4,662)

Denominator :
Weighted-average common shares outstanding	10,567	10,246
Effect of potentially dilutive securities:
Stock options	—	—
Convertible subordinated notes	—	—
2020 Convertible Notes	—	—

Weighted-average common shares outstanding assuming dilution	10,567	10,246

Loss per share attributable to USMD Holdings, Inc.:
Basic	$(0.25)	$(0.46)
Diluted	$(0.25)	$(0.46)

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2016

(Unaudited)

The following table presents the potential shares excluded from the diluted earnings (loss) per share calculation because the effect of including theses potential shares would be antidilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	1,268	941
Convertible subordinated notes	1,042	1,042
2020 Convertible Notes	461	291

	2,771	2,274

Note 12 – Commitments and Contingencies

Financial Guarantees

As of March 31, 2016, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its current and one former nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $24.3 million. The guarantees provide for recourse against the investee; however, generally, if the Company was required to perform under the guarantees, recovery of any amount from investees would be unlikely. Included in the guarantee amount above is the Company’s guarantee of 46.4% of the obligations of USMD Arlington that were incurred to finance the Advance to the Company. If the Company was required to perform under that guarantee or record a liability for that guarantee, its obligations under the Advance would likely decrease by an equal amount. The remaining terms of these guarantees range from 28 to 146 months. The Company records a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the respective guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

Purchase Commitments

In connection with arrangements to lease equipment for the new IDTF at USMD Arlington, the Company entered into service and maintenance agreements for the equipment. Future minimum payments due under these service agreements are as follows (in thousands):

2016	$940
2017	846
2018	845
2019	846
2020	741
Thereafter	78

Total	$4,296

Gain Contingency - Sale of Interest in Equity Method Investee

Effective January 31, 2015, a subsidiary of the Company sold for $1.6 million its interest in a cancer treatment center that it accounted for under the equity method of accounting. The investment had a carrying value of $159,000. The interest was sold to the other owner of the cancer treatment center. The buyer issued a promissory note to the Company for the $1.6 million sale price; however, the Company concluded that only $159,000 of the note was reasonably assured of collection and recorded a note receivable in that amount. Upon collection of the $159,000 note receivable, the Company began recognizing gain on the sale as additional payments are received. For the three months ended March 31, 2016, the Company recognized an aggregate gain on the sale of

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2016

(Unaudited)

$68,000, which is recorded in other gain on the Company’s consolidated statement of operations. The Company had provided management services to the cancer treatment center under a long term contract and the contract was terminated with the sale of its ownership interest.

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

Arbitration Judgment

On February 16, 2016, an arbitrator awarded the Company $1.1 million including damages, fees and interest to date. The award will continue to accrue interest until paid. The arbitration hearing stemmed from the early termination of a long-term contract by an entity to which the Company was providing management services. An order confirming the final judgment was entered by the court on March 31, 2016. The Company will not recognize any award amount until it is determined to be realizable.

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

March 31, 2016

(Unaudited)

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

The Company has entered into an arrangement to lease the majority of medical office building space in a shell facility that was under construction at the date of lease inception. In addition to its normal tenant improvements, the Company was required to install the heating, ventilation and cooling equipment and systems for its leased portion of the building. Additionally, the Company was at risk for any construction cost overruns associated with these specific structural and tenant improvements. As a result, the Company concluded that for accounting purposes, it was the deemed owner of the building during the construction period. The landlord incurred an estimated $4.4 million of construction costs and the Company incurred $0.1 million for tenant improvements. During construction, the Company recorded these amounts as construction in progress, with a corresponding build-to-suit construction financing obligation. Upon completion of the construction of the facility in December 2015, the Company evaluated derecognition of the asset and liability under the provisions for sale-leaseback transactions. The Company concluded that it had forms of continuing economic involvement in the facility, and therefore did not comply with the provisions for sale-leaseback accounting. Instead, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the facility, which is considered an operating lease. In addition, the Company recorded the underlying building asset and will depreciate it over the building’s estimated useful life of 40 years. At the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation. At March 31, 2016, the Company has recorded a $4.4 million financing obligation in other long-term liabilities in the accompanying condensed consolidated balance sheet.

Under the lease, after a five month rent abatement, the Company is required to pay an initial base rent of $36,000 per month, increasing 3% per year, as well as all its share of building operating expenses. The lease term expires March 31, 2026 and the Company has an option to extend the lease term for two consecutive terms of five years each.

At March 31, 2016, future minimum rent payments under the build-to-suit lease are as follows (in thousands):

2016	$328
2017	447
2018	461
2019	475
2020	489
Thereafter	2,816

Total	$5,016

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2016

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

Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

April through December 2016	$11,074
2017	13,085
2018	11,665
2019	10,449
2020	9,037
Thereafter	35,067

Total	$90,377

Note 13 – Related Party Transactions

The Company provides management, clinical and support services to various nonconsolidated affiliates in which it has limited partnership or ownership interests. Management and other services revenue and accounts receivable from these entities are as follows (in thousands):

	Management and Other Services Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
	2016	2015	2016	2015
USMD Arlington	$2,771	$2,627	$1,735	$967
USMD Fort Worth	840	814	339	383
Other equity method investees	439	397	114	50

	$4,050	$3,838	$2,188	$1,400

One previously consolidated lithotripsy entity that was a component of the sale of the Lithotripsy Services business historically provided lithotripsy services to USMD Arlington and USMD Fort Worth. For the three months ended March 31, 2015, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $0.4 million.

The Company leases space from USMD Arlington for certain of its physicians and its Arlington-based cancer treatment center. The Company recorded rent expense related to USMD Arlington totaling $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

WNI-DFW, the Company’s consolidated VIE that operates under a population health management model, records medical services expense for its patients that are treated at USMD Arlington and USMD Fort Worth. Medical services expense incurred by WNI-DFW with these entities and its related accounts payable are as follows (in thousands:

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

March 31, 2016

(Unaudited)

	Medical Services Expense		Accounts Payable
	Three Months Ended March 31,		March 31,	December 31,
	2016	2015	2016	2015
USMD Arlington	$291	$425	$104	$198
USMD Fort Worth	107	74	46	66

	$398	$499	$150	$264

Note 14 – Subsequent Events

Payment received from Arbitation Judgment

On May 13, 2016 the Company received $0.7 million of proceeds related to an Arbitration Judgment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the periods presented, we had the following operating statistics:

	As of March 31,
	2016	2015
Clinics and other health care facilities operated out of by USMD Physician Services	56	59
Primary care and pediatric physicians employed	133	128
Physician specialists employed	89	88

	Three Months Ended March 31,
	2016	2015
Patient encounters (i)	232,767	218,871
RVU’s (ii)	391,377	366,705
Lab tests (iii)	349,989	319,445
Imaging procedures (iii)	11,888	9,288
Cancer treatment center fractions treated (iv)	5,416	4,461
Lithotripsy cases (iii)	—	2,210
Capitated member months (v)	30,831	27,864

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Capitated membership (vi)	10,296	9,844	9,707	9,534	9,495

i.	A patient encounter is registered when a patient sees his or her USMD healthcare provider.
ii.	Our relative value units (“RVUs”) are equivalent to physician work RVUs as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVUs as measures of physician productivity and utilization. RVUs are also a component of physician compensation.
iii.	Lab tests, imaging procedures and lithotripsy cases are all production metrics based on Current Procedural Terminology codes promulgated by the American Medical Association.
iv.	Cancer treatment center fractions are production metrics based on Current Procedural Terminology codes and include fractions from our wholly owned center.
v.	Capitated member months represent the aggregate number of months of healthcare services WNI-DFW has provided to capitated members.
vi.	Capitated membership represents the number of members under a capitation arrangement to which we provided healthcare services as of a specified date.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Three Months Ended March 31,				Three Month Variance
	2016		2015		2016 vs. 2015
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$48,111	59.1%	$43,951	57.1%	$4,160	9.5%
Capitated revenue	28,275	34.7%	23,071	30.0%	5,204	22.6%
Management and other services revenue	5,004	6.1%	5,068	6.6%	(64)	-1.3%
Lithotripsy revenue	—	0.0%	4,856	6.3%	(4,856)	-100.0%

Net operating revenue	81,390	100.0%	76,946	100.0%	4,444	5.8%

Operating expenses:
Salaries, wages and employee benefits	41,913	51.5%	41,509	53.9%	404	1.0%
Medical services and supplies expense	26,259	32.3%	25,044	32.5%	1,215	4.9%
Rent expense	4,453	5.5%	4,056	5.3%	397	9.8%
Provision for doubtful accounts	106	0.1%	(133)	-0.2%	239	-179.7%
Other operating expenses	10,806	13.3%	9,855	12.8%	951	9.6%
Depreciation and amortization	2,256	2.8%	2,227	2.9%	29	1.3%

	85,793	105.4%	82,558	107.3%	3,235	3.9%

Loss from operations	(4,403)	-5.4%	(5,612)	-7.3%	1,209	-21.5%
Other income, net	783	1.0%	1,013	1.3%	(230)	-22.7%

Loss before income taxes	(3,620)	-4.4%	(4,599)	-6.0%	979	-21.3%
Benefit for income taxes	(984)	-1.2%	(2,019)	-2.6%	1,035	-51.3%

Net loss	(2,636)	-3.2%	(2,580)	-3.4%	(56)	2.2%
Less: net income attributable to noncontrolling interests	—	0.0%	(2,082)	-2.7%	2,082	-100.0%

Net loss attributable to USMD Holdings, Inc.	$(2,636)	-3.2%	$(4,662)	-6.1%	$2,026	-43.5%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (dollars in thousands):

	Three Months Ended March 31,				Three Month Variance
	2016		2015		2016 vs. 2015
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net patient service revenue:
Physician clinics	$38,621	47.5%	$35,164	45.7%	$3,457	9.8%
Imaging	1,235	1.5%	1,107	1.4%	128	11.6%
Diagnostic laboratories	4,699	5.8%	3,993	5.2%	706	17.7%
Cancer treatment center	2,777	3.4%	2,709	3.5%	68	2.5%

Total patient encounter based clinic net patient service revenue	47,332	58.2%	42,973	55.8%	4,359	10.1%
Other physician revenue	779	1.0%	978	1.3%	(199)	-20.3%

	48,111	59.1%	43,951	57.1%	4,160	9.5%

Capitated revenue	28,275	34.7%	23,071	30.0%	5,204	22.6%

Management and other services revenue:
Hospital management revenue	3,611	4.4%	3,441	4.5%	170	4.9%
Lithotripsy management revenue	—	0.0%	350	0.5%	(350)	-100.0%
Cancer treatment center management revenue	647	0.8%	534	0.7%	113	21.2%
Other services revenue	746	0.9%	743	1.0%	3	0.4%

	5,004	6.1%	5,068	6.6%	(64)	-1.3%

Lithotripsy revenue	—	0.0%	4,856	6.3%	(4,856)	-100.0%

Net operating revenue	$81,390	100.0%	$76,946	100.0%	$4,444	5.8%

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

Patient encounter based clinic NPSR increased $4.4 million or 10.1%, net of a $1.1 million increase in the provision for doubtful accounts. Patient encounters and RVUs increased 6.3% and 6.7%, respectively, for the three months ended March 31, 2016 as compared to the same period in 2015. NPSR per patient encounter increased 3.6% due to a favorable change in case mix offset by an unfavorable shift in payer mix. The shift in payer mix was a result of an increase in utilization by beneficiaries enrolled in government program payer sources from 41% to 43% of gross charges. The $0.1 million increase at the cancer treatment center is primarily due to a 21% increase in fractions treated at the cancer treatment center offset by a $0.4 million decrease related to a decline in certain commercial payer reimbursement rates. We anticipate downward pricing pressure to continue to negatively impact NPSR at the cancer treatment center during 2016.

The provision for doubtful accounts related to patient service revenue increased $1.1 million during the three months ended March 31, 2016 as compared to the same period in 2015. Year over year comparative overall collections have slowed resulting in an increase in gross patient accounts receivable, further aging of accounts receivable and an increase in the provision for doubtful accounts. We believe the slowed collection rate is temporary and partially attributable to an information technology system conversion that occurred in late July 2015.

Other physician revenue represents non-clinic physician premium payments for quality measures, on-call pay and physician recruitment agreement revenues and decreased to $0.8 million for the three months ended March 31, 2016 from $1.0 million during the same period in 2015. The decrease is primarily attributable to a $0.2 million decline in premium payments for quality measures.

Capitated Revenue

We record capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue is correlated to capitated membership counts as well as the health risk of the patient population being managed; the population risk impacts the “per member per month” rate earned. Capitated revenue increased $5.2 million to $28.3 million for the three months ended March 31, 2016 from $23.1 million in 2015. The growth in membership counts at WNI-DFW accounted for $2.5 million of the increase and a rise in the aggregate risk score assigned to our managed Medicare Advantage population accounted for $2.7 million of the increase. We anticipate expanding our capitated member counts through WNI-DFW and other entities focused on the Medicare Advantage market as we execute our strategy to move from an early-stage integrated health system to a fully integrated health system. During 2014, we invested in systems to train and monitor our physicians and staff with the intent to improve the accuracy of physician documentation and coding of patient conditions. We believe these efforts have resulted in a more accurate assessment by CMS of the risk score of our managed Medicare Advantage population.

Management and Other Services Revenue

Management services revenue includes revenue earned through the provision of management and support services to our nonconsolidated managed entities and is generated through our management of hospitals, cancer treatment centers and, prior to the sale of our Lithotripsy Services business, lithotripsy centers. Management and other services revenue decreased 1.3% to $5.0 million for the three months ended March 31, 2016 from $5.1 million in 2015 for the reasons noted below.

Hospital management revenue earned from USMD Arlington and USMD Fort Worth increased $0.2 million or 4.9% in 2016 as compared to 2015. An increase in surgical case volume and in the contractual inflation adjustment to reimbursable support costs contributed $0.3 million to the increase in hospital management revenue and was offset by a $0.1 million decrease related to an unfavorable shift to a lower acuity surgical case mix at the hospitals and an unfavorable change in commercial versus government payer mix.

Cancer treatment center management revenue increased $0.1 million or 21.2% in 2016 as compared to 2015. We earn cancer treatment center management revenue by charging the cancer treatment center a contracted management fee that is based on a percentage of the managed entity’s account collections, net income, a combination of collections and net income, or a fixed monthly fee and reimbursement of variable support costs. We negotiate the management fee with each cancer treatment center and the fee differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of cancer treatment center management revenue. Same facility cancer center collections increased 6.4% resulting in the $0.1 million increase. Same facility year over year individual entity contractual rates did not change in 2016 as compared to 2015 rates.

Other services revenue primarily consists of healthcare consulting services provided to third parties. Other services revenue remained flat at $0.7 million for the three months ended March 31, 2016 and 2015.

Operating Expenses

Salaries, wages and employee benefits increased $0.4 million to $41.9 million for the three months ended March 31, 2016 from $41.5 million in 2015. Physician and physician extenders salary expense decreased $1.2 million primarily due to the new physician compensation model offset by a $0.7 million increase related to the increase in RVUs. Effective July 2015, we completed implementation of many of the key components of the model. As a result of the implementation, physician salaries decreased during the three months ended March 31, 2016 relative to the run rate experienced since the plan became effective. In addition, during the three months ended March 31, 2016, physician and extender salary expense incurred per RVU generated and as a percent of NPSR declined as compared to salary expense incurred prior to July 2015. We anticipate continued reduction in the relative run rate in 2016 and future years.

Non-physician salary and wages expense increased $0.3 million, primarily related to a growth in headcount of non-physician medical management and staff intended to improve the productivity and efficiency of the physicians and clinics and to support the growth of our population health management program. Employee benefit costs increased $0.4 million primarily due to increases in payroll taxes and health benefits expense. Contract labor costs increased $0.2 million.

Medical services and supplies expense includes external medical claims costs associated with population health management (WNI-DFW) as well as medical services and supplies associated with all patients, such as drugs, medications and general medical supplies. Medical services and supplies expense increased $1.2 million to $26.3 million for the three months ended March 31, 2016 from $25.0 million in 2015. Drug supplies expense increased $1.6 million for the three months ended March 31, 2016 as compared to 2015, commensurate with the increase in drug supplies revenue. WNI-DFW medical services expense decreased $0.4 million to $17.5 million for the three months ended March 31, 2016 from $17.9 million in 2015. Medical services expense of WNI-DFW includes the direct medical cost of caring for the patient population including incurred but not reported (“IBNR”) medical claims.

Rent expense increased $0.4 million to $4.5 million for the three months ended March 31, 2016 from $4.1 million in 2015 due to an increase in leased square footage and a $0.1 million increase in equipment lease expense.

Other operating expenses consist primarily of management fees, consulting and professional fees, purchased services, repairs and maintenance, utilities and other expense. Other operating expenses increased 9.6% to $10.8 million for the three months ended March 31, 2016 from $9.9 million in 2015. The increase is primarily related to management fees. Medical management and administrative fees incurred at WNI-DFW increased $1.5 million in 2016 as compared to 2015. As WNI-DFW member counts and revenues grow, and as WNI-DFW gains efficiencies in its provision of care coordination and overall medical management services, we anticipate that medical management fees incurred at WNI-DFW will continue to increase. In addition, purchased services increased $0.3 million in 2016 as compared to 2015, offset by a net decrease of $1.0 million in professional fees.

Other Income, net

Other income, net decreased $0.2 million to $0.8 million for the three months ended March 31, 2016 from $1.0 million in 2015 due primarily to a $0.2 million increase in net interest expense and a $0.1 net decrease in equity in income of nonconsolidated affiliates. The decrease in equity in income of nonconsolidated entities was the result of a $0.2 million decrease in the equity in income of USMD Arlington offset by a $0.1 million increase in comparative equity in income of the remaining nonconsolidated affiliates.

Income Tax Benefit

Our effective tax rates were 26.7% and 43.9% for the three months ended March 31, 2016 and 2015, respectively. The 2016 variance from the statutory rate is primarily due to nondeductible interest expense related to our convertible debt. The 2015 variance from the statutory rate is primarily due to the impact that net income attributable to noncontrolling interests has on a tax rate when a pretax loss exists.

Net Income Attributable to Noncontrolling Interests

As of the date of sale of our Lithotripsy Services business, we no longer eliminate income or loss attributable to non-USMD ownership interests.

Liquidity and Capital Resources

Our principal uses of cash are for working capital requirements, financing obligations and capital expenditures. Our primary sources of liquidity include existing cash and cash flows from operations including distributions from USMD Arlington and USMD Fort Worth. In addition, we apply various mechanisms to manage cash flows, including utilizing our common stock as a form of liquidity. We continue to explore potential sources of additional liquidity. Liquidity provided by distributions from USMD Arlington and USMD Fort Worth can vary materially depending on hospital profitability and the individual cash requirements of the hospital. Additionally, we anticipate distributions from USMD Arlington to be lower than historical distributions due to the mechanics of repayment of certain borrowings from USMD Arlington (see Financing Activities below). At March 31, 2016, we had $5.0 million of cash and cash equivalents available for general corporate purposes. This amount is net of $8.7 million of restricted cash and $21.4 million of cash held by WNI-DFW, which is only available for use by WNI-DFW. As further described in the Credit Agreement section below, we are required to maintain a compensating balance of $6.8 million as collateral for our borrowings under our credit agreement. We believe that these sources of cash and cash management techniques will be adequate to fund our working capital requirements, debt service obligations, ongoing capital expenditures and other ongoing cash needs until 2019, when certain convertible subordinated notes are due.

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

Our credit agreement provides for a revolving credit facility (“Revolver”) commitment of up to $10.0 million through December 21, 2016, subject to certain financial covenants. The Revolver is available for working capital needs and capital expenditures (up to $1.5 million per year), both subject to certain criteria. At March 31, 2016, we had no borrowings under the Revolver and no amounts were available to borrow under the Revolver, as calculated per the financial covenants in our credit agreement. Our ability to borrow amounts under the Revolver is limited and our credit agreement limits our ability to incur additional indebtedness. We continue to seek additional liquidity and believe that such liquidity may be available to us through alternative debt/equity financings. We believe that additional financing will enable us to continue execution of our expansion strategy. However, there is no guarantee we will be able to find such additional liquidity. In addition, adequate funds may not be available when needed or may be available only on terms not acceptable to us. If we are unable to secure additional financing on terms acceptable to us, our growth could be materially adversely impacted. Even if we secure additional financing, such financing could have a negative impact on our long-term cash flows and results of operations and may be dilutive to existing stockholders.

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,636)	$(2,580)
Net loss to net cash reconciliation adjustments	5,977	3,897
Change in operating assets and liabilities	(6,971)	968

Net cash provided by (used in) operating activities	(3,630)	2,285

Cash flows from investing activities:
Capital expenditures	(351)	(276)
Payments received on note receivable for the sale of ownership interests	68	87
Proceeds from sale of property and equipment	—	3

Net cash used in investing activities	(283)	(186)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	3,500
Payments on long-term debt and capital lease obligations	(313)	(639)
Principal payments on related party long-term debt	—	(172)
Payment of debt issuance costs	—	(11)
Distributions to noncontrolling interests, net of contributions	—	(1,987)
Release (restriction) of restricted cash	1,000	—

Net cash provided by financing activities	687	691

Net increase (decrease) in cash and cash equivalents	(3,226)	2,790
Cash and cash equivalents at beginning of year	29,593	15,940

Cash and cash equivalents at end of period	$26,367	$18,730

Operating Activities

For the three months ended March 31, 2016, we had cash used for current assets of $8.3 million offset by cash flows from liabilities of $1.5 million.

At March 31, 2016, accounts receivable, net increased $5.1 million as compared to December 31, 2015. NPSR accounts receivable, net increased $3.5 million due to an increase in NPSR over the comparative period and a slowdown in collections resulting in an increase in average days sales outstanding in accounts receivable (“DSO”). Average NPSR DSO increased to 46 days at March 31, 2016 from 41 days at December 31, 2015. Non-NPSR accounts receivable increased $2.6 million, primarily due to an increase in non-NPSR accounts receivable at WNI-DFW of $2.0 million and a $0.8 million increase in accounts receivable from a related party.

For the three months ended March 31, 2016, we had cash flows of $3.5 million from accounts payable and other accrued liabilities offset by $2.4 million used for accrued payroll. Cash flows of $2.6 million from accounts payable are due primarily to a $2.3 million increase due to a related party. The increase in other accrued liabilities is primarily due to a $6.7 million growth-related increase in medical claims payable balances at WNI-DFW offset by a $2.8 million decrease in IBNR payable balances at WNI-DFW. In addition, we had decreases of $0.3 million in federal taxes payable and $1.3 million in accrued payables. Cash flows of $2.4 million used by accrued payroll are primarily due to a $1.3 million decrease in compensation amounts due to physicians and a net decrease of $1.3 million in payroll and payroll tax balances due to payroll timing differences between March 2016 and December 2015.

Investing Activities

Net cash used in by investing activities of $0.3 million in 2016 was primarily attributable to capital expenditures of $0.2 million for major medical equipment, $0.1 million of expenditures for equipment and furniture and $0.1 million for information technology. In addition, we received proceeds of $0.1 million from the 2015 sale of our ownership interests in an unconsolidated entity. We anticipate minimum capital expenditures of $2.0 million in 2016.

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

As a result of the sale of Lithotripsy Services, we paid off certain related party indebtedness and we made no distributions to noncontrolling interests, net of contributions during 2016. Additionally, we received $1.0 million from the release of restricted cash related to the sale of Lithotripsy Services. We anticipate payments on long-term debt and capital leases to increase substantially in 2016 as amounts outstanding under the credit agreement (see “Credit Agreement” below) become due in December 2016 and as we begin making payments under capital lease and financing arrangements that commenced in 2015.

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

Credit Agreement

For the principal terms and more detailed summary of activity of our Credit Agreement (the “Credit Agreement”), see Note 11, Long-Term Debt and Capital Lease Obligations, to our December 31, 2015 Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K filed with the SEC on April 14, 2016 (our “Annual Report”).

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

The Credit Agreement requires us to meet a senior leverage ratio of no greater than 1.00:1.00 in order to borrow funds under the Revolver and to pay down the borrowings under the Revolver in the event its senior leverage ratio exceeds 1.00:1.00. Beginning on September 30, 2016, the Credit Agreement requires us to maintain a fixed charge coverage ratio of at least 1.25:1.00. Both covenants are calculated on a rolling four quarter basis. However, not more than once during any period of four consecutive fiscal quarters, we are permitted to maintain compliance with its financial covenants if the fixed charge coverage ratio is at least 1.00:1.00 and the senior leverage ratio is no greater than 1.25:1.00. Under the Credit Agreement, if the Term Loan is fully cash collateralized and there are no borrowings under the Revolver, the fixed charge coverage ratio will not be tested in any fiscal quarter ending on or after September 30, 2016, and the senior leverage ratio will not be tested in any fiscal quarter ending on or after September 30, 2015. The Credit Agreement contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, make dividend and other restricted payments, create liens securing other indebtedness and enter into restrictive agreements. As of March 31, 2016, we were in compliance with the financial covenant requirements of our Credit Agreement. The Credit Agreement allows for a maximum amount of capital expenditures of $6.0 million in 2016.

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

As of March 31, 2016, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our current and one former nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $24.3 million. The guarantees provide for recourse against the investee; however, if we are required to perform under one or more guarantees, recovery of any amount would be unlikely. Included in the guarantee amount above is our guarantee of 46.4% of the obligations of USMD Arlington that were incurred to finance the Advance to us. If we were required to perform under that guarantee or record a liability for that guarantee, our obligations under the Advance would likely decrease by an equal amount. The remaining terms of these guarantees range from 28 to 146 months. We record a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe the likelihood that we will have to perform under these agreements is remote.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies and Pronouncements, to the December 31, 2015 consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data in our Annual Report. Those significant accounting policies that we consider to be the most critical to aid in fully understanding and evaluating reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” in our Annual Report.

Subsequent to the filing of our Annual Report, there have been no material changes to our critical accounting policies.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Description of Business, Basis of Presentation and Recently Issued Accounting Pronouncements to our March 31, 2016 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the identification of material weaknesses in internal control over financial reporting as disclosed in our Annual Report, management concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures remained not effective.

Changes in Internal Control over Financial Reporting

During our evaluation of the effectiveness of internal controls over financial reporting as of December 31, 2015, our management identified a material weakness related to its estimation of the collectability of its accounts receivables. In response to the material weakness, management has instituted a number of actions and commenced implementation of changes in internal control. Those actions are described below.

•	Management has enhanced its controls by incorporating the review of detailed collection reports on a per encounter basis into its accounts receivable estimation process.

•	Management has established a continuing process for the routine evaluation and revision of the methods and assumptions supporting its collectability estimates.

The implementation of our remediation plan is ongoing as of March 31, 2016. All controls designed and implemented as part of our remediation plan will be tested during the year as part of our Section 404 compliance program.

Except as noted above, there have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 12 - Commitments and Contingencies in our March 31, 2016 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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
(On behalf of registrant and as Principal Financial Officer)

Date: May 16, 2016