Form 10-Q
period 2016-06-30
USMD Holdings, Inc.
filed 2016-08-12
CIK 1507881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The registrant had 11,393,942 shares of common stock outstanding as of August 5, 2016.

USMD HOLDINGS, INC.

PART 1 – FINANCIAL INFORMATION

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS(1)
Current assets:
Cash and cash equivalents	$19,203	$29,593
Restricted cash	8,730	9,727
Accounts receivable, net of allowance for doubtful accounts of $4,276 and $2,920 at June 30, 2016 and December 31, 2015, respectively	28,429	23,176
Inventories	2,182	2,345
Deferred tax assets, net	6,404	6,343
Prepaid expenses and other current assets	7,083	5,086

Total current assets	72,031	76,270
Property and equipment, net	26,560	28,981
Investments in nonconsolidated affiliates	68,176	68,851
Goodwill	89,856	89,856
Intangible assets, net	13,595	14,592

Total assets	$270,218	$278,550

LIABILITIES(2) AND EQUITY
Current liabilities:
Accounts payable	$11,555	$7,614
Accrued payroll	8,303	11,336
Other accrued liabilities	17,508	21,388
Other current liabilities	1,018	604
Current portion of long-term debt	6,960	7,121
Current portion of related party long-term debt	1,863	—
Current portion of capital lease obligations	2,030	1,486

Total current liabilities	49,237	49,549
Other long-term liabilities	10,469	10,120
Deferred compensation payable	3,947	4,275
Long-term debt, less current portion	27,055	26,741
Related party long-term debt, less current portion	13,599	15,421
Capital lease obligations, less current portion	5,387	6,049
Deferred tax liabilities, net	15,245	15,281

Total liabilities	124,939	127,436
Commitments and contingencies
Equity:
USMD Holdings, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 49,000,000 shares authorized; 11,393,086 and 11,333,838 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	114	113
Additional paid-in capital	172,104	171,269
Accumulated deficit	(27,037)	(20,366)
Accumulated other comprehensive loss	(2)	(2)

Total USMD Holdings, Inc. stockholders’ equity	145,179	151,014
Noncontrolling interests in subsidiaries	100	100

Total equity	145,279	151,114

Total liabilities and equity	$270,218	$278,550

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
(1) Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Cash and cash equivalents	$14,024	$13,254
Accounts receivable	6,713	2,353
Prepaid expenses	424	22
Deferred tax asset	4,153	4,568

Total current assets	$25,314	$20,197

The assets of the consolidated VIE can only be used to settle the obligations of the VIE.

(2) Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Accounts payable	$5,104	$2,517
Other accrued liabilities	12,893	14,141

Total current liabilities	$17,997	$16,658

The liabilities of the consolidated VIE are obligations of the VIE and the creditors have no recourse to USMD Holdings, Inc.

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Patient service revenue	$48,598	$48,367	$98,966	$93,518
Provision for doubtful accounts related to patient service revenue	(1,307)	(1,138)	(3,564)	(2,338)

Net patient service revenue	47,291	47,229	95,402	91,180
Capitated revenue	28,557	24,020	56,832	47,091
Management and other services revenue	5,925	5,181	10,929	10,249
Lithotripsy revenue	—	5,411	—	10,267

Net operating revenue	81,773	81,841	163,163	158,787

Operating expenses:
Salaries, wages and employee benefits	41,319	42,429	83,232	83,938
Medical services and supplies expense	30,384	25,972	56,643	51,016
Rent expense	4,245	4,108	8,698	8,164
Provision for doubtful accounts	(1)	14	105	(119)
Other operating expenses	10,809	10,201	21,615	20,055
Depreciation and amortization	2,360	2,024	4,616	4,251

Total operating expenses	89,116	84,748	174,909	167,305

Loss from operations	(7,343)	(2,907)	(11,746)	(8,518)
Other income (expense):
Interest expense, net	(1,120)	(750)	(2,056)	(1,493)
Equity in income of nonconsolidated affiliates, net	3,148	2,757	4,799	4,513
Other gain (loss)	(144)	51	(76)	51

Total other income, net	1,884	2,058	2,667	3,071

Loss before income taxes	(5,459)	(849)	(9,079)	(5,447)
Benefit for income taxes	(1,424)	(1,184)	(2,408)	(3,203)

Net income (loss)	(4,035)	335	(6,671)	(2,244)
Less: net income attributable to noncontrolling interests	—	(2,444)	—	(4,526)

Net loss attributable to USMD Holdings, Inc.	$(4,035)	$(2,109)	$(6,671)	$(6,770)

Loss per share attributable to USMD Holdings, Inc.
Basic	$(0.35)	$(0.20)	$(0.59)	$(0.66)
Diluted	$(0.35)	$(0.20)	$(0.59)	$(0.66)
Weighted average common shares outstanding
Basic	11,394	10,355	11,394	10,300
Diluted	11,394	10,355	11,394	10,300

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	USMD Holdings, Inc. Common Stockholders’ Equity
	Common Stock		Additional	Accumulated Other	Accumulated Deficit	Total USMD	Noncontrolling
	Shares Outstanding	Par Value	Paid-in Capital	Comprehensive Loss		Holdings, Inc.	Interests in Subsidiaries	Total Equity
Balance at December 31, 2015	11,334	$113	$171,269	$(2)	$(20,366)	$151,014	$100	$151,114
Net loss	—	—	—	—	(6,671)	(6,671)	—	(6,671)
Share-based payment expense - stock options	—	—	364	—	—	364	—	364
Common stock issued in business combinations	27	—	200	—	—	200	—	200
Common stock issued for payment of 2015 accrued compensation	26	—	211	—	—	211	—	211
Common stock issued for payment of accrued liabilities	7	1	60	—	—	61	—	61

Balance at June 30, 2016	11,394	$114	$172,104	$(2)	$(27,037)	$145,179	$100	$145,279

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,671)	$(2,244)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	3,669	2,219
Depreciation and amortization	4,616	4,251
Accretion of debt discount and amortization of debt issuance costs	418	364
(Gain) loss on sale or disposal of assets, net	42	(18)
(Gain) loss on sale of ownership interests in nonconsolidated affiliates	75	(51)
Equity in income of nonconsolidated affiliates, net	(4,799)	(4,513)
Distributions from nonconsolidated affiliates	5,474	5,017
Share-based payment expense	364	1,109
Deferred income tax benefit	(97)	(1,194)
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(9,859)	(8,169)
Inventories	163	324
Prepaid expenses and other assets	(1,836)	(2,822)
Current liabilities	(2,187)	7,693
Other noncurrent liabilities	21	440

Net cash provided by (used in) operating activities	(10,607)	2,406

Cash flows from investing activities:
Capital expenditures	(549)	(2,070)
Payments received for the sale of ownership interests in nonconsolidated affiliates	141	210
Payments received for the sale of lithotripsy services business	721	—
Proceeds from sale of property and equipment	13	18

Net cash provided by (used in) investing activities	326	(1,842)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	4,350
Payments on long-term debt and capital lease obligations	(1,106)	(1,279)
Proceeds from issuance of related party long-term debt	—	700
Principal payments on related party long-term debt	—	(347)
Payment of debt issuance costs	—	(18)
Release of restricted cash	997	—
Distributions to noncontrolling interests	—	(4,441)

Net cash used in financing activities	(109)	(1,035)

Net decrease in cash and cash equivalents	(10,390)	(471)
Cash and cash equivalents at beginning of year	29,593	15,940

Cash and cash equivalents at end of period	$19,203	$15,469

Supplemental non-cash investing and financing information:
Accrued unissued share-based compensation	$—	$648
Liabilities paid in common stock	$472	$1,757
Property and equipment acquired through debt or capital lease financing	$687	$474
Property and equipment acquired on account	$17	$230
Finance sale of interest in nonconsolidated affiliate with note receivable	$—	$159
Fair value of common stock issued in business combinations	$200	$—
Supplemental cash flow information:
Cash paid for—
Interest, net of related parties	$1,010	$957
Interest to related parties	$276	$193
Income tax	$588	$771
Cash received for—
Income tax refund	$241	$—

See accompanying notes to consolidated financial statements

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

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

On December 18, 2015, as part of the Company’s strategic plan to build a fully integrated physician-led health system, the Company sold its lithotripsy services (“Lithotripsy Services”) business (see Note 2). The sale included the management services business as well as controlling and noncontrolling interests in the Company’s lithotripsy service provider entities. The Company retained a noncontrolling interest in one lithotripsy service provider entity. In its existing form, the lithotripsy business was not a core component of an integrated health system and, therefore, was not aligned with the strategic objectives of the Company.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2016

(Unaudited)

Recently Issued or Adopted Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contact, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The provisions of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the update recognized at the date of the initial application along with additional disclosures. ASU 2014-09 will be effective for the Company beginning January 1, 2018. Management is evaluating the impact that adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-12 addresses transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes. ASU 2016-12 does not change the core principles of ASU 2014-09, but rather address implementation issues and is intended to result in more consistent application. ASU 2016-12 will be effective for the Company beginning January 1, 2018. Management is evaluating the impact that adoption of ASU 2016-12 will have on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. ASU 2016-10 will be effective for the Company beginning January 1, 2018. Management is evaluating the impact that adoption of ASU 2016-10 will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations Reporting Revenue Gross versus Net)” (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. ASU 2016-08 will be effective for the Company beginning January 1, 2018. Management is evaluating the impact that adoption of ASU 2016-08 will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (‘ASU”) No. 2016-09 “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 changes certain aspects of accounting for share-based payment awards to employees, including the accounting for income taxes, application of estimated rates of forfeiture and statutory tax withholding requirements. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. Management is evaluating the impact that adoption of ASU 2016-09 will have on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Upon adoption, the

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2016

(Unaudited)

standard requires prior period financial statements to be retrospectively adjusted. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company adopted ASU 2015-03 effective January 1, 2016. In accordance with the new guidance, the Company reclassified debt issuance costs previously included in other assets to long-term debt in the first quarter of 2016 and conformed prior periods. Adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Lithotripsy Services business was sold for $19.8 million in cash subject to working capital and other adjustments and before purchase price adjustments for indebtedness and transaction costs. The Company received proceeds of $10.3 million after adjustments for indebtedness, transaction costs and amounts placed into escrow. At June 30, 2016, $2.0 million remains in escrow to satisfy indemnification obligations, which is recorded as restricted cash on the Company’s consolidated balance sheet. The Company resolved working capital true-ups in the second quarter of 2016. For the six months ended June 30, 2015, the pre-tax profit of the Lithotripsy Services business was $6.4 million, inclusive of amounts attributable to noncontrolling interests. For the six months ended June 30, 2015, the pre-tax profit of the Lithotripsy Services business attributable to USMD Holdings, Inc. was $1.6 million.

Included in the sale of the Lithotripsy Services business was the sale of a controlling interest in one previously wholly owned, consolidated lithotripsy partnership. The Company retained a limited partnership interest in this partnership. As a result of the sale, the Company deconsolidated the partnership and began accounting for its remaining investment using the equity method. Effective on the date of deconsolidation, as an equity method investee, the partnership will be considered a related party. Except for its limited partner interest, the Company has no continuing involvement with the partnership. The partnership provides lithotripsy services to two equity method investees of the Company.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2016

(Unaudited)

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

The carrying value of this investment was $6.5 million as of June 30, 2016 and is included in the condensed consolidated balance sheets as investments in nonconsolidated affiliates. The Company’s maximum exposure to losses correlates to its 60% equity interest. In addition, the Company has not provided any financial support to Metro as of June 30, 2016.

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

The Company evaluated whether it has a variable interest in WNI-DFW, whether WNI-DFW is a VIE and whether the Company has a controlling financial interest in WNI-DFW. The Company concluded that it has a variable interest in WNI-DFW on the basis of its capital contribution to WNI-DFW and because WNI-DFW has entered into a Primary Care Physician Agreement (“PCP Agreement”) with USMD Physician Services. WNI-DFW’s equity at risk, as defined by GAAP, is considered to be insufficient to finance its activities without additional support, and, therefore, WNI-DFW is considered a VIE.

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

June 30, 2016

(Unaudited)

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

The following table summarizes the carrying amounts of the assets and liabilities of WNI-DFW included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances) (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Current assets:
Cash and cash equivalents	$14,024	$13,254
Accounts receivable	6,713	2,353
Prepaid expenses	424	22
Deferred tax asset	4,153	4,568

Total current assets	$25,314	$20,197

Current liabilities:
Accounts payable	$5,104	$2,517
Other accrued liabilities	12,893	14,141

Total current liabilities	$17,997	$16,658

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

For the three and six months ended June 30, 2016, WNI-DFW contributed capitated revenue of $28.4 million and $56.7 million, respectively, and income before provision for income taxes of $3.9 million and $10.6 million (after elimination of intercompany transactions), respectively. For the three and six months ended June 30, 2015, WNI-DFW contributed capitated revenue of $24.0 million and $47.1 million, respectively, and income before provision for income taxes of $3.0 million and $6.0 million, respectively (after elimination of intercompany transactions).

Estimated Medical Claims Liability

In connection with the operations of WNI-DFW, the Company makes estimates related to incurred but not reported (“IBNR”) medical claims of WNI-DFW. The patient population to which WNI-DFW provides health services has limited medical claims activity from which claims-based actuarial judgments can be made. In addition, the full population is relatively small for precise actuarial determinations. Therefore, in addition to calculating IBNR claims using an actuarial estimate based on historical medical claims activity, management includes an adjustment factor based on broader patient populations deemed to be similar in risk profile to the WNI-DFW managed patient population. If actual results are not consistent with the Company’s estimate, the Company may be exposed to variances in medical services and supplies expense that may be material. At June 30, 2016 and December 31, 2015, the Company has recorded an estimated IBNR liability of $11.5 million and $13.1 million, respectively, which are included in other accrued liabilities.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2016

(Unaudited)

Note 4 – Investments in Nonconsolidated Affiliates

The net carrying values and ownership percentages of nonconsolidated affiliates accounted for under the equity method are as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

USMD Hospital at Arlington, L.P.	$51,033	46.40%	$51,872	46.40%
USMD Hospital at Fort Worth, L.P.	10,577	30.88%	10,277	30.88%
Other	6,566	10%-60%	6,702	10%-60%

	$68,176		$68,851

At June 30, 2016, USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) were significant equity investees, as that term is defined by SEC Regulation S-X Rule 8-03(b)(3). Financial information for USMD Arlington and USMD Forth Worth is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
USMD Arlington:
Revenue	$26,009	$24,738	$49,953	$46,423
Income from operations	$6,247	$5,961	$10,208	$10,256
Net income	$5,837	$5,753	$8,827	$9,209

USMD Fort Worth:
Revenue	$6,181	$5,766	$12,164	$11,506
Income from operations	$926	$382	$1,243	$792
Net income	$831	$239	$1,011	$504

Note 5 – Patient Service Revenue

The Company’s patient service revenue by payer is summarized in the table that follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue	Amount	Ratio of Net Patient Service Revenue
Medicare	$15,510	32.8%	$14,888	31.5%	$32,420	34.0%	$28,419	31.2%
Medicaid	789	1.7	705	1.5	1,562	1.6	1,477	1.6
Managed care and commercial payers	31,129	65.8	31,931	67.6	62,514	65.5	61,946	67.9
Self-pay	1,170	2.5	843	1.8	2,470	2.6	1,676	1.8

Patient service revenue before provision for doubtful accounts	48,598	102.8	48,367	102.4	98,966	103.7	93,518	102.6
Patient service revenue provision for doubtful accounts	(1,307)	(2.8)	(1,138)	(2.4)	(3,564)	(3.7)	(2,338)	(2.6)

Net patient service revenue	$47,291	100.0%	$47,229	100.0%	$95,402	100.0%	$91,180	100.0%

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2016

(Unaudited)

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management’s assessment of the collectability of patient and customer accounts. The Company regularly reviews this allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a patient’s or customer’s ability to pay. Uncollectible accounts are written off once collection efforts are exhausted. At June 30, 2016 and December 31, 2015, the allowance for doubtful accounts was 13.1% and 11.2%, respectively, of accounts receivable. A summary of the Company’s accounts receivable allowance for doubtful accounts activity is as follows (in thousands):

Balance at December 31, 2015	Provision for Doubtful Accounts Related to Patient Service Revenue	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at June 30, 2016

$2,920	3,564	105	(2,313)	$4,276

Note 6 – Intangible Assets

The components of amortizable intangible assets consist of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management agreements	$5,246	$(1,028)	$4,218	$5,246	$(931)	$4,315
Trade names	11,212	(9,643)	1,569	11,212	(9,374)	1,838
Customer relationships	767	(767)	—	767	(767)	—
Noncompete agreements	12,632	(4,824)	7,808	12,632	(4,193)	8,439

	$29,857	$(16,262)	$13,595	$29,857	$(15,265)	$14,592

For the three and six months ended June 30, 2016, aggregate amortization expense of intangible assets totaled $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2015, aggregate amortization expense of intangible assets totaled $0.5 million and $1.1 million, respectively. Total estimated amortization expense for the Company’s intangible assets through the end of 2016 and during the next five years is as follows (in thousands):

July through December 2016	$997
2017	$1,993
2018	$1,992
2019	$1,679
2020	$1,423
2021	$1,417

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2016

(Unaudited)

Note 7 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued payables	$2,789	$4,502
Accrued bonus	1,017	1,949
Other accrued liabilities	733	757
IBNR claims payable	11,521	13,052
Medical claims payable	1,352	793
Income taxes payable	96	335

	$17,508	$21,388

Note 8 – Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	June 30, 2016	December 31, 2015
USMD Holdings, Inc.:
Credit Agreement:
Term loan, net of unamortized debt issuance of $36 and $74 at June 30, 2016 and December 31, 2015, respectively	$6,714	$6,676
Revolving credit facility	—	—
USMD Arlington related party advance, net of unamortized discount and debt issuance costs of $237 and $ 278 at June 30, 2016 and December 31, 2015, respectively	14,761	14,721
Convertible subordinated notes due 2019, net of unamortized discount and debt issuance costs of $2,061 and $2,398 at June 30, 2016 and December 31, 2015, respectively	22,281	21,944
Convertible subordinated notes due 2020 (including $700 related party notes), net of $15 and $17 debt issuance costs at June 30, 2016 and December 31, 2015, respectively	5,035	5,033
Other loans payable	686	909
Capital lease obligations	7,417	7,535

Total long-term debt and capital lease obligations	56,894	56,818
Less: current portion	(10,853)	(8,607)

Long-term debt and capital lease obligations, less current portion	$46,041	$48,211

Long-Term Debt Maturities

Maturities of the Company’s long-term debt at June 30, 2016, excluding unamortized debt discounts, are as follows for the years indicated (in thousands):

July through December 2016	$6,926
2017	3,910
2018	3,872
2019	28,193
2020	8,891
Thereafter	36

Total	$51,828

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2016

(Unaudited)

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

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$6,714	$6,714	$6,676	$6,676
Convertible subordinated notes due 2019	$22,281	$21,127	$21,944	$17,805
Convertible subordinated notes due 2020	$5,035	$8,135	$5,033	$4,307
Other loans payable	$686	$624	$909	$898

At June 30, 2016 and December 31, 2015, the carrying value of the Company’s Term Loan approximates fair value due to recent amendment of the debt and its short-term nature. No events have occurred subsequent to issuance and amendment of the Term Loan to substantially impact the estimated borrowing rate applicable to the Term Loan.

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

Note 10 – Share-Based Payment

Pursuant to the USMD Holdings, Inc. 2010 Equity Compensation Plan (the “Equity Compensation Plan”), the Company may issue up to 2.5 million equity awards to employees, nonemployee directors and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At June 30, 2016, the Company had 0.5 million shares available for grant under the Equity Compensation Plan.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2016

(Unaudited)

Certain consultants to the Company have agreed to be partially compensated in common stock for services rendered. Shares granted are fully vested and non-forfeitable. Pursuant to the Equity Compensation Plan, during the year ended December 31, 2015, the Company granted to the consultants 6,613 shares of its common stock with a grant date fair value of $95,000, which were issued on March 13, 2016. On July 22, 2016, the Company issued to one of the consultants 856 previously granted shares of its common stock with an aggregate grant date fair value of $7,000.

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

June 30, 2016

(Unaudited)

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share and the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss attributable to USMD Holdings, Inc. - basic	$(4,035)	$(2,109)	$(6,671)	$(6,770)
Effect of potentially dilutive securities:
Interest on convertible notes, net of tax	—	—	—	—

Net loss attributable to USMD Holdings, Inc. - diluted	$(4,035)	$(2,109)	$(6,671)	$(6,770)

Denominator:
Weighted-average common shares outstanding	11,394	10,355	11,394	10,300
Effect of potentially dilutive securities:
Stock options	—	—	—	—
Convertible subordinated notes due 2019	—	—	—	—
Convertible subordinated notes due 2020	—	—	—	—

Weighted-average common shares outstanding assuming dilution	11,394	10,355	11,394	10,300

Loss per share attributable to USMD Holdings, Inc.:
Basic	$(0.35)	$(0.20)	$(0.59)	$(0.66)
Diluted	$(0.35)	$(0.20)	$(0.59)	$(0.66)

The following table presents the potential shares excluded from the diluted earnings (loss) per share calculation because the effect of including theses potential shares would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	799	916	786	916
Convertible subordinated notes due 2019	1,042	1,042	1,042	1,042
Convertible subordinated notes due 2020	461	461	461	461

	2,302	2,419	2,289	2,419

Note 12 – Commitments and Contingencies

Financial Guarantees

As of June 30, 2016, the Company had issued guarantees to third parties of the indebtedness and other obligations of certain of its current and one former nonconsolidated investees. Should the investees fail to pay the obligations due, the Company could be required to make payments totaling an aggregate of $24.0 million. The guarantees provide for recourse against the investee; however, generally, if the Company was required to perform under the guarantees, recovery of any amount from investees would be unlikely. Included in the guarantee amount above is the Company’s guarantee of 46.4% of the obligations of USMD Arlington that were incurred to finance the Advance to the Company. If the Company was required to perform under that guarantee or record a liability for that guarantee, its obligations under the Advance would likely decrease by an equal amount. The remaining terms of these guarantees range from 23 to 143 months. The Company records a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate and in consideration of pertinent factors, management determines that it is probable it will have to perform under the respective guarantee and the liability is reasonably estimable. The Company has not recorded a liability for these guarantees, as it believes it is not probable that it will have to perform under these agreements.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2016

(Unaudited)

Purchase Commitments

In connection with arrangements to lease equipment for the new IDTF at USMD Arlington, the Company entered into service and maintenance agreements for the equipment. Future minimum payments due under these service agreements are as follows (in thousands):

2016	$802
2017	885
2018	883
2019	883
2020	756
Thereafter	79

Total	$4,288

Gain Contingency - Sale of Interest in Equity Method Investee

Effective January 31, 2015, a subsidiary of the Company sold for $1.6 million its interest in a cancer treatment center that it accounted for under the equity method of accounting. The investment had a carrying value of $159,000. The interest was sold to the other owner of the cancer treatment center. The buyer issued a promissory note to the Company for the $1.6 million sale price; however, the Company concluded that only $159,000 of the note was reasonably assured of collection and recorded a note receivable in that amount. Upon collection of the $159,000 note receivable, the Company began recognizing gain on the sale as additional payments are received. For the three and six months ended June 30, 2016, the Company recognized an aggregate gain on the sale of $31,000 and $100,000, respectively, which is recorded in other gain on the Company’s condensed consolidated statement of operations. The Company had provided management services to the cancer treatment center under a long term contract and the contract was terminated with the sale of its ownership interest.

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

For lawsuits and claims where the Company can reasonably estimate a range of loss, the Company estimates a reasonably possible range of loss of $0.1 million to $0.7 million. In the remaining lawsuits and the potential claims, the parties are in the early stages of discovery and/or the plaintiffs have not made specific demands for damages. Due to these circumstances, the Company is unable to estimate a reasonably possible range of loss related to these lawsuits and claims. The Company is insured against the claims described above and believes based on the facts known to date that any damage award related to such claims would be recoverable from its insurer.

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

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2016

(Unaudited)

Arbitration Judgment

On February 16, 2016, an arbitrator awarded the Company $1.1 million including damages, fees and interest to date. The award will continue to accrue interest until paid. The arbitration hearing stemmed from the early termination of a long-term contract by an entity to which the Company was providing management services. An order confirming the final judgment was entered by the court on March 31, 2016. For the three and six months ended June 30, 2016, the Company recognized revenue of $0.8 million, which is recorded in management and other services revenue on the Company’s condensed consolidated statement of operations.

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

The Company has entered into an arrangement to lease the majority of medical office building space in a shell facility that was under construction at the date of lease inception. In addition to its normal tenant improvements, the Company was required to install the heating, ventilation and cooling equipment and systems for its leased portion of the building. Additionally, the Company was at risk for any construction cost overruns associated with these specific structural and tenant improvements. As a result, the Company concluded that for accounting purposes, it was the deemed owner of the building during the construction period. The landlord incurred an estimated $4.4 million of construction costs and the Company incurred $0.1 million for tenant improvements. During construction, the Company recorded these amounts as construction in progress, with a corresponding build-to-suit construction financing obligation. Upon completion of the construction of the facility in December 2015, the Company evaluated derecognition of the asset and liability under the provisions for sale-leaseback transactions. The Company concluded that it had forms of continuing economic involvement in the facility, and therefore did not comply with the provisions for sale-leaseback accounting. Instead, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the facility, which is considered an operating lease. In addition, the Company recorded the underlying building asset and will depreciate it over the building’s estimated useful life of 40 years. At the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation. At June 30, 2016, the Company has recorded a $4.4 million financing obligation in other long-term liabilities in the accompanying condensed consolidated balance sheet.

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2016

(Unaudited)

Under the lease, after a five month rent abatement, the Company is required to pay an initial base rent of $36,000 per month, increasing 3% per year, as well as all its share of building operating expenses. The lease term expires March 31, 2026 and the Company has an option to extend the lease term for two consecutive terms of five years each.

At June 30, 2016, future minimum rent payments under the build-to-suit lease are as follows (in thousands):

2016	$218
2017	448
2018	461
2019	475
2020	489
Thereafter	2,816

Total	$4,907

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

Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

July through December 2016	$8,028
2017	13,488
2018	11,739
2019	10,555
2020	9,102
Thereafter	35,060

Total	$87,972

USMD HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements-(Continued)

June 30, 2016

(Unaudited)

Note 13 – Related Party Transactions

The Company provides management, clinical and support services to various nonconsolidated affiliates in which it has limited partnership or ownership interests. Management and other services revenue and accounts receivable from these entities are as follows (in thousands):

	Management and Other Services Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
USMD Arlington	$2,863	$2,765	$5,634	$5,392
USMD Fort Worth	850	815	1,690	1,629
Other equity method investees	573	351	1,065	748

	$4,286	$3,931	$8,389	$7,769

	Accounts Receivable
	June 30, 2016	December 31, 2015
USMD Arlington	$829	$967
USMD Fort Worth	446	383
Other equity method investees	236	50

	$1,511	$1,400

One previously consolidated lithotripsy entity that was a component of the sale of the Lithotripsy Services business historically provided lithotripsy services to USMD Arlington and USMD Fort Worth. For the three and six months ended June 30, 2015, the Company recognized lithotripsy revenues from USMD Arlington and USMD Fort Worth totaling $0.5 million and $0.9 respectively.

The Company leases space from USMD Arlington for certain of its physicians and its Arlington-based cancer treatment center. For the three months ended June 30, 2016 and 2015, the Company recognized rent expense related to USMD Arlington totaling $0.7 million and $0.5 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recognized rent expense related to USMD Arlington totaling $1.3 million and $1.0 million, respectively.

WNI-DFW, the Company’s consolidated VIE that operates under a population health management model, records medical services expense for its patients that are treated at USMD Arlington and USMD Fort Worth. Medical services expense incurred by WNI-DFW with these entities and its related accounts payable are as follows (in thousands:

	Medical Services Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
USMD Arlington	$491	$720	$781	$1,145
USMD Fort Worth	138	132	245	206

	$629	$852	$1,026	$1,351

	Accounts Payable
	June 30, 2016	December 31, 2015
USMD Arlington	$124	$198
USMD Fort Worth	16	66

	$140	$264

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Through other wholly owned subsidiaries, we provide management and operational services to general acute care hospitals (in Arlington, Texas and Fort Worth, Texas) and provide management and/or operational services to four cancer treatment centers in four states. Of the managed entities, we have limited ownership interests in the two hospitals and one cancer treatment center. In addition, we wholly own and operate one Independent Diagnostic Testing Facility (“IDTF”), one cancer treatment center, two clinical laboratories and one anatomical pathology laboratory in the Dallas-Fort Worth, Texas metropolitan area. We have noncontrolling ownership interests in one cancer treatment center limited liability corporation and one lithotripsy service provider that we do not manage.

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

For the periods presented, we had the following operating statistics:

	As of June 30,
	2016	2015
Clinics and other healthcare facilities operated out of by USMD Physician Services	56	57
Primary care and pediatric physicians employed	131	129
Physician specialists employed	88	90

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Patient encounters (i)	225,192	233,359	457,959	452,230
RVU’s (ii)	391,767	397,047	783,275	763,752
Lab tests (iii)	334,620	335,214	684,609	654,659
Imaging procedures (iii)	12,851	7,781	24,739	16,289
Cancer treatment center fractions treated (iv)	4,799	4,646	10,215	9,107
Lithotripsy cases (iii)	—	2,477	—	4,687
Capitated member months (v)	31,398	28,456	62,229	56,320

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Capitated membership(vi)	10,489	10,296	9,844	9,707	9,534

i.	A patient encounter is registered when a patient sees his or her USMD healthcare provider.
ii.	Our relative value units (“RVUs”) are equivalent to physician work RVUs as defined by the Medicare Physician Fee Schedule. RVUs reflect the relative level of time, skill, training and intensity required of a physician to provide a given service. We use RVUs as measures of physician productivity and utilization. RVUs are also a component of physician compensation.
iii.	Lab tests, imaging procedures and lithotripsy cases are all production metrics based on Current Procedural Terminology codes promulgated by the American Medical Association.
iv.	Cancer treatment center fractions are production metrics based on Current Procedural Terminology codes and include fractions from our wholly owned center.
v.	Capitated member months represent the aggregate number of months of healthcare services WNI-DFW has provided to capitated members.
vi.	Capitated membership represents the number of members under a capitation arrangement to which we provided healthcare services as of a specified date.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Three Months Ended June 30,				Three Month Variance
	2016		2015		2016 vs. 2015
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$47,291	57.8%	$47,229	57.7%	$62	0.1%
Capitated revenue	28,557	34.9%	24,020	29.3%	4,537	18.9%
Management and other services revenue	5,925	7.2%	5,181	6.3%	744	14.4%
Lithotripsy revenue	—	0.0%	5,411	6.6%	(5,411)	-100.0%

Net operating revenue	81,773	100.0%	81,841	100.0%	(68)	-0.1%

Operating expenses:
Salaries, wages and employee benefits	41,319	50.5%	42,429	51.8%	(1,110)	-2.6%
Medical services and supplies expense	30,384	37.2%	25,972	31.7%	4,412	17.0%
Rent expense	4,245	5.2%	4,108	5.0%	137	3.3%
Provision for doubtful accounts	(1)	0.0%	14	0.0%	(15)	-107.1%
Other operating expenses	10,809	13.2%	10,201	12.5%	608	6.0%
Depreciation and amortization	2,360	2.9%	2,024	2.5%	336	16.6%

	89,116	109.0%	84,748	103.6%	4,368	5.2%

Loss from operations	(7,343)	-9.0%	(2,907)	-3.6%	(4,436)	152.6%
Other income, net	1,884	2.3%	2,058	2.5%	(174)	-8.5%

Loss before income taxes	(5,459)	-6.7%	(849)	-1.0%	(4,610)	543.0%
Benefit for income taxes	(1,424)	-1.7%	(1,184)	-1.4%	(240)	20.3%

Net income (loss)	(4,035)	-4.9%	335	0.4%	(4,370)	-1304.5%
Less: net income attributable to noncontrolling interests	—	0.0%	(2,444)	-3.0%	2,444	-100.0%

Net loss attributable to USMD Holdings, Inc.	$(4,035)	-4.9%	$(2,109)	-2.6%	$(1,926)	91.3%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (dollars in thousands):

	Three Months Ended June 30,				Three Month Variance
	2016		2015		2016 vs. 2015
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Net patient service revenue:
Physician clinics	$37,767	46.2%	$38,726	47.3%	$(959)	-2.5%
Imaging	2,116	2.6%	1,125	1.4%	991	88.1%
Diagnostic laboratories	3,885	4.8%	3,986	4.9%	(101)	-2.5%
Cancer treatment center	2,347	2.9%	2,565	3.1%	(218)	-8.5%

Total patient encounter based clinic net patient service revenue	46,115	56.4%	46,402	56.7%	(287)	-0.6%
Other physician revenue	1,176	1.4%	827	1.0%	349	42.2%

	47,291	57.8%	47,229	57.7%	62	0.1%

Capitated revenue	28,557	34.9%	24,020	29.3%	4,537	18.9%

Management and other services revenue:
Hospital management revenue	3,712	4.5%	3,579	4.4%	133	3.7%
Lithotripsy management revenue	—	0.0%	357	0.4%	(357)	-100.0%
Cancer treatment center management revenue	701	0.9%	550	0.7%	151	27.5%
Other services revenue	1,512	1.8%	695	0.8%	817	117.6%

	5,925	7.2%	5,181	6.3%	744	14.4%

Lithotripsy revenue	—	0.0%	5,411	6.6%	(5,411)	-100.0%

Net operating revenue	$81,773	100.0%	$81,841	100.0%	$(68)	-0.1%

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

Patient encounter based clinic NPSR decreased $0.3 million or 0.6%, net of a $0.2 million increase in the provision for doubtful accounts. Patient encounters and RVUs decreased 3.5% and 1.3%, respectively, for the three months ended June 30, 2016 as compared to the same period in 2015. NPSR per patient encounter increased 3.0% due to a favorable change in case mix offset by an unfavorable shift in payer mix. The shift in payer mix was a result of an increase in utilization by beneficiaries enrolled in government program payer sources from 41% to 42% of gross charges. The $0.2 million decrease at the cancer treatment center is primarily due to a decline in certain commercial payer reimbursement rates. We anticipate downward pricing pressure to continue to negatively impact NPSR at the cancer treatment center during 2016.

Other physician revenue represents non-clinic physician premium payments for quality measures, on-call pay and physician recruitment agreement revenues and increased to $1.2 million for the three months ended June 30, 2016 from $0.8 million during the same period in 2015. The increase is primarily attributable to a $0.3 million increase in premium payments for quality measures.

Capitated Revenue

We record capitated revenue associated with the consolidated operations of WNI-DFW. Capitated revenue is correlated to capitated membership counts as well as the health risk of the patient population being managed; the population risk impacts the “per member per month” rate earned. Capitated revenue increased $4.5 million to $28.6 million for the three months ended June 30, 2016 from $24.0 million in 2015. The growth in membership counts at WNI-DFW accounted for $2.5 million of the increase and a rise in the aggregate risk score assigned to our managed Medicare Advantage population accounted for $2.0 million of the increase. We anticipate expanding our capitated member counts through WNI-DFW and other entities focused on the Medicare Advantage market as we execute our strategy to move from an early-stage integrated health system to a fully integrated health system. During 2014, we invested in systems to train and monitor our physicians and staff with the intent to improve the accuracy of physician documentation and coding of patient conditions. We believe these efforts have resulted in a more accurate assessment by CMS of the risk score of our managed Medicare Advantage population.

Management and Other Services Revenue

Management services revenue includes revenue earned through the provision of management and support services to our nonconsolidated managed entities and is generated through our management of hospitals, cancer treatment centers and, prior to the sale of our Lithotripsy Services business, lithotripsy centers. Management and other services revenue increased 14.4% to $5.9 million for the three months ended June 30, 2016 from $5.2 million in 2015 for the reasons noted below.

Hospital management revenue earned from USMD Hospital at Arlington, L.P. (“USMD Arlington”) and USMD Hospital at Fort Worth, L.P. (“USMD Fort Worth”) increased $0.1 million or 3.7% in 2016 as compared to 2015. An increase in surgical case volume and in the contractual inflation adjustment to reimbursable support costs contributed $0.2 million to the increase in hospital management revenue and was offset by a $0.1 million decrease related to an unfavorable shift to a lower acuity surgical case mix at the hospitals and an unfavorable change in commercial versus government payer mix.

Cancer treatment center management revenue increased $0.2 million or 27.5% in 2016 as compared to 2015. We earn cancer treatment center management revenue by charging the cancer treatment center a contracted management fee that is based on a percentage of the managed entity’s account collections, net income, a combination of collections and net income, or a fixed monthly fee and reimbursement of variable support costs. We negotiate the management fee with each cancer treatment center and the fee differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of cancer treatment center management revenue. The opening of a new cancer treatment center during the first quarter of 2016 resulted in a $0.2 million increase in consolidated cancer treatment center management revenue in 2016 as compared to 2015. Same facility cancer treatment center management revenue remained flat in 2016 as compared to 2015. Same facility year over year individual entity contractual rates did not change in 2016 as compared to 2015 rates.

Other services revenue primarily consists of healthcare information technology consulting services provided to third parties and income related to the early termination of management agreements. Other services revenue increased $0.8 million to $1.5 million for the three months ended June 30, 2016 from $0.7 million in 2015. In the second quarter of 2016, we entered into a settlement agreement and recognized $0.8 million as a result of the early termination of a management agreement.

Operating Expenses

Salaries, wages and employee benefits decreased $1.1 million to $41.3 million for the three months ended June 30, 2016 from $42.4 million in 2015. Physician and physician extenders salary expense decreased $2.0 million primarily due to the new physician compensation model and a decline in RVUs offset by a $0.2 million increase related to salaried physician costs. Effective July 2015, we completed implementation of many of the key components of the model. As a result of the implementation, physician salaries decreased during the three months ended June 30, 2016 relative to the run rate experienced since the plan became effective. In addition, during the three months ended June 30, 2016, physician and extender salary expense incurred per RVU generated and as a percent of NPSR declined as compared to salary expense incurred prior to July 2015. We anticipate continued reduction in the relative run rate in 2016 and future years. Non-physician salary and wages expense decreased $0.1 million, primarily related to a decline in headcount. Employee benefit costs increased $0.7 million primarily due to increases in health benefits expense and retirement benefits expense. Contract labor costs increased $0.1 million.

Medical services and supplies expense includes external medical claims costs associated with population health management (WNI-DFW) as well as medical services and supplies associated with all patients, such as drugs, medications and general medical supplies. Medical services and supplies expense increased $4.4 million to $30.4 million for the three months ended June 30, 2016 from $26.0 million in 2015. Drug supplies expense increased $1.0 million for the three months ended June 30, 2016 as compared to 2015, commensurate with the increase in drug supplies revenue. WNI-DFW medical services expense increased $3.3 million to $21.7 million for the three months ended June 30, 2016 from $18.4 million in 2015. Medical services expense of WNI-DFW includes the direct medical cost of caring for the patient population including incurred but not reported (“IBNR”) medical claims.

Rent expense increased $0.1 million to $4.2 million for the three months ended June 30, 2016 from $4.1 million in 2015 primarily due to an increase in leased square footage.

Other operating expenses consist primarily of management fees, consulting and professional fees, purchased services, repairs and maintenance, utilities and other expense. Other operating expenses increased $0.6 to $10.8 million for the three months ended June 30, 2016 from $10.2 million in 2015. The increase is primarily related to an increase of $1.0 in purchased services, professional fees and insurance offset by a decrease of $0.4 million in repairs and maintenance.

Depreciation and amortization increased $0.3 million for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to asset additions.

Other Income, net

Other income, net decreased $0.2 million to $1.9 million for the three months ended June 30, 2016 from $2.1 million in 2015 due primarily to a $0.4 million increase in net interest expense and a $0.2 expense related to the sale of our Lithotripsy Services business, offset by $0.4 net increase in equity in income of nonconsolidated affiliates. The increase in equity in income of nonconsolidated entities was the result of a $0.3 million increase in the equity in income of USMD Arlington and USMD Fort Worth and a $0.1 million increase in comparative equity in income of the remaining nonconsolidated affiliates.

Income Tax Benefit

Our effective tax rates were 26.7% and 139.6% for the three months ended June 30, 2016 and 2015, respectively. The 2016 variance from the statutory rate is primarily due to nondeductible interest expense related to our convertible debt. The 2015 variance from the statutory rate is primarily due to the impact that net income attributable to noncontrolling interests has on a tax rate when a pretax loss exists.

Net Income Attributable to Noncontrolling Interests

As of the date of sale of our Lithotripsy Services business, we no longer eliminate income or loss attributable to non-USMD ownership interests.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table summarizes our results of operations for the periods indicated and is used in the discussions that follow (dollars in thousands):

	Six Months Ended June 30,				Six Month Variance
	2016		2015		2016 vs. 2015
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Net patient service revenue	$95,402	58.5%	$91,180	57.4%	$4,222	4.6%
Capitated revenue	56,832	34.8%	47,091	29.7%	9,741	20.7%
Management and other services revenue	10,929	6.7%	10,249	6.5%	680	6.6%
Lithotripsy revenue	—	0.0%	10,267	6.5%	(10,267)	-100.0%

Net operating revenue	163,163	100.0%	158,787	100.0%	4,376	2.8%

Operating expenses:
Salaries, wages and employee benefits	83,232	51.0%	83,938	52.9%	(706)	-0.8%
Medical services and supplies expense	56,643	34.7%	51,016	32.1%	5,627	11.0%
Rent expense	8,698	5.3%	8,164	5.1%	534	6.5%
Provision for doubtful accounts	105	0.1%	(119)	-0.1%	224	-188.2%
Other operating expenses	21,615	13.2%	20,055	12.6%	1,560	7.8%
Depreciation and amortization	4,616	2.8%	4,251	2.7%	365	8.6%

	174,909	107.2%	167,305	105.4%	7,604	4.5%

Loss from operations	(11,746)	-7.2%	(8,518)	-5.4%	(3,228)	37.9%
Other income, net	2,667	1.6%	3,071	1.9%	(404)	-13.2%

Loss before income taxes	(9,079)	-5.6%	(5,447)	-3.4%	(3,632)	66.7%
Benefit for income taxes	(2,408)	-1.5%	(3,203)	-2.0%	795	-24.8%

Net loss	(6,671)	-4.1%	(2,244)	-1.4%	(4,427)	197.3%
Less: net income attributable to noncontrolling interests	—	0.0%	(4,526)	-2.9%	4,526	-100.0%

Net loss attributable to USMD Holdings, Inc.	$(6,671)	-4.1%	$(6,770)	-4.3%	$99	-1.5%

Revenues

The following table summarizes our net operating revenues for the periods indicated and is used in the revenue discussions that follow (dollars in thousands):

	Six Months Ended June 30,				Six Month Variance
	2016		2015		2016 vs. 2015
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Net patient service revenue:
Physician clinics	$76,388	46.8%	$73,965	46.6%	$2,423	3.3%
Imaging	4,114	2.5%	2,431	1.5%	1,683	69.2%
Diagnostic laboratories	7,821	4.8%	7,900	5.0%	(79)	-1.0%
Cancer treatment center	5,124	3.1%	5,079	3.2%	45	0.9%

Total patient encounter based clinic net patient service revenue	93,447	57.3%	89,375	56.3%	4,072	4.6%
Other physician revenue	1,955	1.2%	1,805	1.1%	150	8.3%

	95,402	58.5%	91,180	57.4%	4,222	4.6%

Capitated revenue	56,832	34.8%	47,091	29.7%	9,741	20.7%

Management and other services revenue:
Hospital management revenue	7,323	4.5%	7,021	4.4%	302	4.3%
Lithotripsy management revenue	—	0.0%	694	0.4%	(694)	-100.0%
Cancer treatment center management revenue	1,348	0.8%	1,085	0.7%	263	24.2%
Other services revenue	2,258	1.4%	1,449	0.9%	809	55.8%

	10,929	6.7%	10,249	6.5%	680	6.6%

Lithotripsy revenue	—	0.0%	10,267	6.5%	(10,267)	-100.0%

Net operating revenue	$163,163	100.0%	$158,787	100.0%	$4,376	2.8%

Net Patient Service Revenue

Patient encounter based clinic NPSR increased $4.1 million or 4.6%, net of a $1.2 million increase in the provision for doubtful accounts. Patient encounters and RVUs increased by 1.3% and 2.6%, respectively for the six months ended June 30, 2016 as compared to the same period in 2015. NPSR per patient encounter increased 3.2%, due to a change in case mix offset by an unfavorable shift in payer mix. The shift in payer mix was reflected by an increase in utilization by beneficiaries enrolled in government program payer sources from 41% to 42% of gross charges. Cancer treatment center revenue remained flat in 2016 as compared to 2015. A $0.5 million increase related to an increase in fractions treated at the cancer treatment center was offset by a $0.5 million decrease related to a decline in certain commercial payer reimbursement rates.

The provision for doubtful accounts related to patient service revenue increased $1.2 million during the six months ended June 30, 2016 as compared to the same period in 2015. Year over year comparative overall collections have slowed resulting in an increase in gross patient accounts receivable, further aging of accounts receivable and an increase in the provision for doubtful accounts. We believe the slowed collection rate is temporary and partially attributable to an information technology system conversion.

Other physician revenue represents non-clinic physician premium payments for quality measures, on-call pay and physician recruitment agreement revenues and increased to $2.0 million for the six months ended June 30, 2016 from $1.8 million during the same period in 2015. The increase is primarily attributable to a $0.3 million increase in on-call pay offset by a $0.1 million decline in premium payments for quality measures.

Capitated Revenue

Capitated revenue increased $9.7 million to $56.8 million for the six months ended June 30, 2016 from $47.1 million in 2015. The growth in membership counts at WNI-DFW accounted for $5.0 million of the increase and a rise in the aggregate risk score assigned to our managed Medicare Advantage population accounted for $4.7 million of the increase. We anticipate expanding our capitated member counts through WNI-DFW and other entities focused on the Medicare Advantage market as we execute our strategy to move from an early-stage integrated health system to a fully integrated health system. During 2014, we invested in systems to train and monitor our physicians and staff with the intent to improve the accuracy of physician documentation and coding of patient conditions. We believe these efforts have resulted in a more accurate assessment by CMS of the risk score of our managed Medicare Advantage population.

Management and Other Services Revenue

Management services revenue includes revenue earned through the provision of management and support services to our nonconsolidated managed entities and is generated through our management of hospitals, cancer treatment centers and, prior to the sale of our Lithotripsy Services business, lithotripsy centers. Management and other services revenue increased 6.6% to $10.9 million for the six months ended June 30, 2016 from $10.2 million in 2015 for the reasons noted below.

Hospital management revenue earned from USMD Arlington and USMD Fort Worth increased $0.3 million or 4.3% in 2016 as compared to 2015. An increase in surgical case volume and in the contractual inflation adjustment to reimbursable support costs contributed $0.4 million to the increase in hospital management revenue and was offset by a $0.1 million decrease related to an unfavorable shift to a lower acuity surgical case mix at the hospitals and an unfavorable change in commercial versus government payer mix.

Cancer treatment center management revenue increased $0.3 million or 24.2% in 2016 as compared to 2015. We earn cancer treatment center management revenue by charging the cancer treatment center a contracted management fee that is based on a percentage of the managed entity’s account collections, net income, a combination of collections and net income, or a fixed monthly fee and reimbursement of variable support costs. We negotiate the management fee with each cancer treatment center and the fee differs between managed entities. Shifts in the level of activity between managed entities affect the price mix of cancer treatment center management revenue. The opening of new cancer treatment centers during the first quarter of 2016 and during the first quarter of 2015 resulted in a $0.3 million increase in consolidated cancer treatment center management revenue in 2016 as compared to 2015. Same facility cancer treatment center management revenue remained flat in 2016 as compared to 2015. Same facility year over year individual entity contractual rates did not change in 2016 as compared to 2015 rates.

Other services revenue primarily consists of healthcare information technology consulting services provided to third parties and income related to the early termination of management agreements. Other services revenue increased $0.8 million to $2.3 million for the six months ended June 30, 2016 from $1.4 million in 2015. In the second quarter of 2016, we entered into a settlement agreement and recognized $0.8 million as a result of the early termination of a management agreement.

Operating Expenses

Salaries, wages and employee benefits decreased $0.7 million to $83.2 million for the six months ended June 30, 2016 from $83.9 million in 2015. Physician and physician extenders salary expense decreased $4.0 million primarily due to the new physician compensation model offset by a $1.7 million increase related to an increase in RVUs and growth in salaried physician cost. Effective July 2015, we completed implementation of many of the key components of the model. As a result of the implementation, physician salaries decreased during the six months ended June 30, 2016 relative to the run rate experienced since the plan became effective. In addition, during the six months ended June 30, 2016, physician and extender salary expense incurred per RVU generated and as a percent of NPSR declined as compared to salary expense incurred prior to July 2015. We anticipate continued reduction in the relative run rate in 2016 and future years. Employee benefit costs increased $1.1 million primarily due to increases in health benefits expense, retirement benefits expense and payroll taxes. Contract labor costs increased $0.3 million and non-physician salary and wages expense increased $0.2 million.

Medical services and supplies expense includes external medical claims costs associated with population health management (WNI-DFW) as well as medical services and supplies associated with all patients, such as drugs, medications and general medical supplies. Medical services and supplies expense increased $5.6 million to $56.6 million for the six months ended June 30, 2016 from $51.0 million in 2015. Drug supplies expense increased $2.7 million for 2016 as compared to 2015, commensurate with the increase in drug supplies revenue. WNI-DFW medical services expense increased $2.9 million to $39.3 million for 2016 from $36.4 million in 2015. Medical services expense of WNI-DFW includes the direct medical cost of caring for the patient population including incurred but not reported (“IBNR”) medical claims.

Rent expense increased $0.5 million to $8.7 million for the six months ended June 30, 2016 from $8.2 million in 2015 primarily due to an increase in leased square footage.

Other operating expenses consist primarily of management fees, consulting and professional fees, purchased services, repairs and maintenance, utilities and other expense. Other operating expenses increased $1.6 to $21.6 million for the six months ended June 30, 2016 from $20.1 million in 2015. Medical management and administrative fees incurred at WNI-DFW increased $1.4 million. As

WNI-DFW member counts and revenues grow, and as WNI-DFW gains efficiencies in its provision of care coordination and overall medical management services, we anticipate that medical management fees incurred at WNI-DFW will continue to increase. The remaining increase is primarily related to an increase of $1.1 million in purchased services and insurance offset by $0.7 million decrease in professional fees and a $0.6 million decrease in repairs and maintenance.

Depreciation and amortization increased $0.4 million for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to asset additions. The $0.4 million net increase in depreciation and amortization is comprised of increases in fixed asset depreciation and amortization offset by $0.1 million in intangible asset amortization.

Other Income, net

Other income, net decreased $0.4 million to $2.7 million for the six months ended June 30, 2016 from $3.1 million in 2015 due primarily to a $0.6 million increase in net interest expense and a $0.2 expense related to the sale of our Lithotripsy Services business, offset by $0.3 net increase in equity in income of nonconsolidated affiliates. Equity in income of USMD Arlington and USMD Fort Worth remained flat in 2016 as compared to 2015 while comparative equity in income of the remaining nonconsolidated affiliates increased $0.3 million.

Income Tax Benefit

Our effective tax rates were 26.5% and 58.9% for the six months ended June 30, 2016 and 2015, respectively. The 2016 variance from the statutory rate is primarily due to nondeductible interest expense related to our convertible debt. The 2015 variance from the statutory rate is primarily due to the impact that net income attributable to noncontrolling interests has on a tax rate when a pretax loss exists.

Net Income Attributable to Noncontrolling Interests

As of the date of sale of our Lithotripsy Services business, we no longer eliminate income or loss attributable to non-USMD ownership interests.

Liquidity and Capital Resources

Our principal uses of cash are for working capital requirements, financing obligations and capital expenditures. Our primary sources of liquidity include existing cash and cash flows from operations including distributions from USMD Arlington and USMD Fort Worth. In addition, we may apply various mechanisms to manage cash flows, including utilizing our common stock as a form of liquidity. We continue to explore potential sources of additional liquidity. Liquidity provided by distributions from USMD Arlington and USMD Fort Worth can vary materially depending on hospital profitability and the individual cash requirements of the hospital. Additionally, we anticipate distributions from USMD Arlington to be lower than historical distributions due to the mechanics of repayment of certain borrowings from USMD Arlington (see Financing Activities below). At June 30, 2016, we had $5.2 million of cash and cash equivalents available for general corporate purposes. This amount is net of $8.7 million of restricted cash and $14.0 million of cash held by WNI-DFW, which is only available for use by WNI-DFW. As further described in the Credit Agreement section below, we are required to maintain a compensating balance of $6.8 million as collateral for our borrowings under our credit agreement. We believe that these sources of cash and cash management techniques will be adequate to fund our working capital requirements, debt service obligations, ongoing capital expenditures and other ongoing cash needs until 2019, when certain convertible subordinated notes are due.

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

As we execute our physician-led integrated health system strategy, we anticipate making capital investments, primarily as related to the opening of another IDTF, the continued consolidation and expansion of our physician clinics and investments in certain information technology infrastructure. Significant capital investments, including expansion related capital investments, may be financed through long-term debt or lease arrangements, funded with borrowings under the revolving credit facility, if available, or paid for with existing cash. As we execute our strategy to expand our physician-led integrated health system, we will continue to invest in our infrastructure and incur acquisition and integration costs. Significant expansion may be financed with our equity and/or additional indebtedness or through lease arrangements. As our business model matures, we believe cash flows from operations will provide the cash flow necessary to support integration costs and infrastructure investment. However, certain growth plans and infrastructure investment may be curtailed depending upon the availability of cash and additional sources of financing. In addition, our WNI-DFW joint venture may require cash advances from us.

Our credit agreement provides for a revolving credit facility (“Revolver”) commitment of up to $10.0 million through December 21, 2016, subject to certain financial covenants. The Revolver is available for working capital needs and capital expenditures (up to $1.5 million per year), both subject to certain criteria. At June 30, 2016, we had no borrowings under the Revolver and no amounts were available to borrow under the Revolver, as calculated per the financial covenants in our credit agreement. Our ability to borrow amounts under the Revolver is limited and our credit agreement limits our ability to incur additional indebtedness. We continue to seek additional liquidity and believe that such liquidity may be available to us through alternative debt/equity financings. We believe that additional financing will enable us to continue execution of our expansion strategy. However, there is no guarantee we will be able to find such additional liquidity. In addition, adequate funds may not be available when needed or may be available only on terms not acceptable to us. If we are unable to secure additional financing on terms acceptable to us, our growth could be materially adversely impacted. Even if we secure additional financing, such financing could have a negative impact on our long-term cash flows and results of operations and may be dilutive to existing stockholders.

The following table summarizes our cash flows for the periods indicated and is used in the discussions that follow (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,671)	$(2,244)
Net loss to net cash reconciliation adjustments	9,762	7,184
Change in operating assets and liabilities, net of effects of business combinations	(13,698)	(2,534)

Net cash provided by (used in) operating activities	(10,607)	2,406

Cash flows from investing activities:
Capital expenditures	(549)	(2,070)
Payments received for the sale of ownership interests in nonconsolidated affiliates	141	210
Payments received for the sale of lithotropsy services business	721	—
Proceeds from sale of property and equipment	13	18

Net cash provided by (used in) investing activities	326	(1,842)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	4,350
Payments on long-term debt and capital lease obligations	(1,106)	(1,279)
Proceeds from issuance of related party long-term debt	—	700
Principal payments on related party long-term debt	—	(347)
Payment of debt issuance costs	—	(18)
Release of restricted cash	997	—
Distributions to noncontrolling interests, net of contributions	—	(4,441)

Net cash used in financing activities	(109)	(1,035)

Net decrease in cash and cash equivalents	(10,390)	(471)
Cash and cash equivalents at beginning of year	29,593	15,940

Cash and cash equivalents at end of period	$19,203	$15,469

Operating Activities

For the six months ended June 30, 2016, we had cash used for current assets and current liabilities of $13.7 million.

At June 30, 2016, accounts receivable, net increased $5.3 million as compared to December 31, 2015. NPSR accounts receivable, net increased $4.0 million due to an increase in NPSR over the comparative period and a slowdown in collections resulting in an increase in average days sales outstanding in accounts receivable (“DSO”). Average NPSR DSO increased to 47 days at June 30, 2016 from 41 days at December 31, 2015. Non-NPSR accounts receivable increased $3.3 million, primarily due to an increase in non-NPSR accounts receivable at WNI-DFW of $4.4 million offset by a $0.9 million decrease in accounts receivable from a related party. Prepaid assets increased $2.0 million primarily due to an increase in prepaid tax benefit.

For the six months ended June 30, 2016, we had cash flows of $3.9 million from accounts payable offset by $6.0 million used for accrued payroll and other accrued liabilities. Cash flows from accounts payable include a $2.1 million increase due to a related party. The decrease in other accrued liabilities is primarily due to a $1.5 million decline in IBNR payable balances at WNI-DFW offset by a $0.6 million growth-related increase in medical claims payable balances at WNI-DFW. In addition, we had decreases of $0.3 million in federal taxes payable and $2.7 million in accrued payables. Cash flows of $3.0 million used by accrued payroll are primarily due to a $1.0 million decrease in compensation amounts due to physicians and a net decrease of $2.2 million in payroll and payroll tax balances due to payroll timing differences between June 30, 2016 and December 2015.

Investing Activities

Net cash provided by investing activities of $0.3 million in 2016 was primarily attributable to $0.9 million in proceeds received from the 2015 sale of our lithotropsy services business and from the 2015 sale of ownership interests in an unconsolidated entity, offset by capital expenditures of $0.5 million. We anticipate minimum capital expenditures of $2.0 million in 2016.

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

On September 18, 2015, we executed an amendment to our partnership agreement with USMD Arlington to allow for a one-time special distribution to us from USMD Arlington. We received proceeds from the special distribution of $14.8 million, net of lender fees of $0.2 million. We have determined that the special distribution is, in substance, a debt arrangement (the “Advance”). The Advance accrues interest that is payable to USMD Arlington at the 30-Day London Interbank Offered Rate (“LIBOR”) plus a margin of 2.85% (3.27% at December 31, 2015). In addition, we are required to pay the limited partners of USMD Arlington a pre-determined quarterly financing fee equal to 3.22% per annum of the scheduled outstanding balance at the end of each month. To the extent available, principal and interest payments due on the Advance will be withheld monthly from USMD Arlington distributions otherwise due to us. If distributions to us withheld by USMD Arlington for any three month period ending in February, May, August or November during the debt term are less than principal and interest payments due for that three month period, we will make payments in amounts equal to the difference between amounts withheld from distributions and amounts due for that three month period. Subject to the preceding terms, principal payments of $312,500 are due monthly beginning December 31, 2016 and the debt matures November 28, 2020. If we fail to make payments due under the terms of the Advance, our ownership interest in USMD Arlington may be reduced and the ownership interest of the limited partners of USMD Arlington may be proportionally increased.

On April 29, 2015, we issued convertible subordinated notes due 2020 in the principal amount of $1.6 million (the “2020-11 Convertible Notes”) to certain investors in a private unregistered offering. The 2020-11 Convertible Notes mature on November 1, 2020 and bear interest at a fixed rate of 7.25% per annum. Interest will be paid monthly, in cash or in shares of our common stock as we elect, on the last day of each month commencing on May 31, 2015. Principal is due in full at maturity. We may prepay the 2020-11 Convertible Notes, in whole or in part, at any time after April 29, 2016 without penalty. Each noteholder will have the right at any time after April 29, 2016, prior to the payment in full of the 2020-11 Convertible Note, to convert all or any part of the unpaid principal balance of the 2020-11 Convertible Note into shares of our common stock at the rate of one share of common stock for each $10.61 of principal. The conversion rate will be appropriately adjusted for stock splits, mergers or other fundamental corporate transactions. The indebtedness represented by the 2020-11 Convertible Notes is expressly subordinate to and junior and subject in right of payment to the prior payment in full in cash of all our senior indebtedness, which includes indebtedness in connection with our credit agreement.

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

The Credit Agreement requires us to meet a senior leverage ratio of no greater than 1.00:1.00 in order to borrow funds under the Revolver and to pay down the borrowings under the Revolver in the event its senior leverage ratio exceeds 1.00:1.00. Beginning on September 30, 2016, the Credit Agreement requires us to maintain a fixed charge coverage ratio of at least 1.25:1.00. Both covenants are calculated on a rolling four quarter basis. However, not more than once during any period of four consecutive fiscal quarters, we are permitted to maintain compliance with its financial covenants if the fixed charge coverage ratio is at least 1.00:1.00 and the senior leverage ratio is no greater than 1.25:1.00. Under the Credit Agreement, if the Term Loan is fully cash collateralized and there are no borrowings under the Revolver, the fixed charge coverage ratio will not be tested in any fiscal quarter ending on or after September 30, 2016, and the senior leverage ratio will not be tested in any fiscal quarter ending on or after September 30, 2015. The Credit Agreement contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, make dividend and other restricted payments, create liens securing other indebtedness and enter into restrictive agreements. As of June 30, 2016, we were in compliance with the financial covenant requirements of our Credit Agreement. The Credit Agreement allows for a maximum amount of capital expenditures of $6.0 million in 2016.

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

As of June 30, 2016, we had issued guarantees to third parties of the indebtedness and other obligations of certain of our current and one former nonconsolidated investees. Should the investees fail to pay the obligations due, we could be required to make payments totaling an aggregate of $24.0 million. The guarantees provide for recourse against the investee; however, if we are required to perform under one or more guarantees, recovery of any amount would be unlikely. Included in the guarantee amount above is our guarantee of 46.4% of the obligations of USMD Arlington that were incurred to finance the Advance to us. If we were required to perform under that guarantee or record a liability for that guarantee, our obligations under the Advance would likely decrease by an equal amount. The remaining terms of these guarantees range from 23 to 143 months. We record a liability for performance under financial guarantees when, upon review of available financial information of the nonconsolidated affiliate, and in consideration of pertinent factors, management determines it is probable that we will have to perform under the guarantee and the liability is reasonably estimable. We have not recorded a liability for these guarantees, as we believe the likelihood that we will have to perform under these agreements is remote.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Description of Business, Basis of Presentation and Recently Issued Accounting Pronouncements to our June 30, 2016 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and ii) accumulated and communicated to our management, including our Chief Executive

Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the identification of material weaknesses in internal control over financial reporting as disclosed in our Annual Report, management concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures remained not effective.

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

The implementation of our remediation plan is ongoing as of June 30, 2016. All controls designed and implemented as part of our remediation plan will be tested during the year as part of our Section 404 compliance program.

Except as noted above, there have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 12 - Commitments and Contingencies in our June 30, 2016 Condensed Consolidated Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

Date: August 11, 2016